Form 10-K
period 2020-12-31
C4 Therapeutics, Inc.
filed 2021-03-11
CIK 1662579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39567

C4 Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-5617627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
490 Arsenal Way, Suite 200 Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 231-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CCCC	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, there was no public market for the registrant’s common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 1, 2021, was $1,334,088,669.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2021 was 43,119,385.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements about:

•

the initiation, timing, progress, results, safety and efficacy, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials, the period during which the results of the trials will become available, and our research and development programs;

•

the ultimate impact of the current novel coronavirus pandemic, or the COVID-19 pandemic, or any other health epidemic, on our business, manufacturing, clinical trials, research programs, supply chain, regulatory review, healthcare systems or the global economy as a whole;

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

•	our ability to obtain funding for our operations necessary to complete further development, manufacturing and commercialization of our product candidates;
•	our ability to obtain and maintain regulatory approval for any of our current or future product candidates;
•	the period of time over which we anticipate our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements;
•	our ability to identify and develop product candidates for treatment of additional disease indications;
•	the potential attributes and benefits of our product candidates;
•	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;
•	the pricing and reimbursement of our product candidates, if approved;
•	the effects of competition with respect to any of our current or future product candidates, as well as innovations by current and future competitors in our industry;
•	the implementation of our strategic plans for our business, any product candidates we may develop and our TORPEDO platform;
•

the ability and willingness of our third-party strategic collaborators to continue research, development and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffman-La Roche Ltd. and Hoffman-LaRoche Inc., or Roche, Biogen MA, Inc., or Biogen, and Calico Life Sciences LLC, or Calico, or other new collaboration agreements;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•	estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;
•	future agreements with third parties in connection with the manufacturing and commercialization of our product candidates, if approved;
•	the size and growth potential of the markets for our product candidates and our ability to serve those markets;

•	our financial performance;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	developments relating to our competitors and our industry; and
•	other risks and uncertainties, including those discussed in Part I, Item 1A - Risk Factors in this Form 10-K.

In some cases, forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “could,” “expects,” “intends,” “plans,” “aims,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those expressed or implied by the forward-looking statements. No forward-looking statement is a promise or a guarantee of future performance.

The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

This Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified the information contained in such sources.

SUMMARY OF RISKS FACTORS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part I, Item 1A - Risk Factors in this Annual Report on Form 10-K. These risks include, among others:

•

We are an early-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $66.3 million and $34.1 million for the years ended December 31, 2020 and 2019, respectively.

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

•

Most of our product candidates are still in preclinical development. Our business could be harmed if we are unable to advance to clinical development, develop, obtain regulatory approval for and/or commercialize our product candidates or experience significant delays in doing any of these things.

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

•

We have entered into collaboration agreements with Roche, Biogen and Calico and may in the future seek to enter into collaborations with third parties for the development and/or commercialization of certain of our product candidates. If we fail to enter into these types of new collaborations, or if our existing collaborations are not successful, we may be unable to continue development of our product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of our product candidates.

•	The continuing effects of the novel coronavirus, or COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
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

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on harnessing the body’s natural regulation of protein levels to develop novel therapeutic candidates to target and destroy disease-causing proteins for the treatment of cancer and other diseases in collaboration with our partners. We leverage our proprietary technology platform, TORPEDO (Target ORiented ProtEin Degrader Optimizer), to synthesize a new class of small molecule medicines that are designed to selectively and efficiently destroy disease-causing proteins, including targets previously considered to be undruggable. Less than 15% of proteins are considered druggable with traditional small molecule inhibitors because of limitations, including lack of accessible active binding sites. By contrast, targeted protein degradation fundamentally enables access to a high proportion of the potential target proteins that are currently considered undruggable. Our degraders are designed with a focus on catalytic efficiency to optimize the overall degradation process. We believe this enhanced catalytic activity offers many potential advantages over existing therapeutic modalities, including improved potency, faster response, higher selectivity and avoidance of known toxicities. We are using our TORPEDO platform to build a robust pipeline of oral protein degradation drug candidates, with our lead product candidates focused on oncology indications. Our most advanced product candidate, CFT7455, is an orally bioavailable degrader of a protein target called IKZF1/3, for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs, including peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL. We submitted an investigational new drug application, or IND, for this product candidate to the U.S. Food and Drug Administration, or the FDA, in December 2020 and received clearance from the FDA in January 2021; we expect to begin a first-in-human Phase 1/2 clinical trial for this product candidate in the first half of 2021. We believe CFT7455 has the potential to eventually replace therapies in the class of molecules, known as IMiDs, as the standard of care in multiple indications, including MM. IMiD therapies were estimated to represent worldwide sales of approximately $15 billion in 2020 for a number of indications, including MM as well as MCL, marginal zone lymphoma, and follicular lymphoma. We are also developing CFT8634, an orally bioavailable degrader of a protein target called BRD9, for synovial sarcoma and SMARCB1-delete solid tumors, and we expect to submit an IND for this product candidate to the FDA in the second half of 2021 and begin a first-in-human Phase 1/2 clinical trial for this product candidate in 2022.

We use our TORPEDO platform to synthesize a new class of targeted investigational small molecule protein degraders, which employ a natural protein disposal system, specifically the ubiquitin-proteasome system, or UPS, to catalyze the destruction of target proteins. The E3 ligases targeted by our degraders are a family of proteins that identify and tag proteins for degradation. Since our approach is to optimize overall catalytic efficiency—rather than specific steps in the catalytic cycle—our degraders are designed to destroy target proteins as quickly as possible. Our robust chemistry engine and proprietary analytic models of pharmacokinetics, or PK, and pharmacodynamics, or PD, enable us to efficiently design and synthesize degraders for a selected target that are optimized for overall catalytic efficiency and properties such as solubility, permeability and oral bioavailability. These PK/PD models allow us to predict the depth and duration of target degradation in vivo and select candidate degraders with confidence. For example, we believe our PK/PD models for CFT7455 may be predicative of the target level response as a function of time at a 1mg / kg oral dose, showcasing the predictive capability of our TORPEDO platform. We observed a similar predictive relationship in a PK/PD model for CFT7503, which is the parent compound of our lead BRD9 compound, CFT8634. As a result of data such as these, we believe our approach maximizes our potential to create effective drugs across many targets. Another aspect of TORPEDO platform is that we have developed a rich toolkit of 14 novel, structurally distinct binders targeting the E3 ligase, Cereblon. The IMiD class of molecules, which includes approved therapies thalidomide, lenalidomide and pomalidomide, harness Cereblon to effect the degradation of protein targets, resulting in anti-cancer activity. To date, Cereblon is the only E3 ligase known to be targeted by an approved drug to cause protein degradation. Notably, Cereblon is widely expressed across tissues, potentially allowing for therapeutic Cereblon-mediated targeted protein degradation in a wide variety of clinical settings.

CFT7455 is an orally bioavailable degrader designed to target IKZF1/3 for the treatment of MM and NHLs, including PTCL and MCL. We have selected IKZF1/3 as our initial targets because they have a strong mechanistic rationale, well-defined biology and targeting them with a novel degrader may address a significant unmet need. In our preclinical studies, CFT7455 has demonstrated potent and selective protein degradation with favorable pharmacological properties. We believe that the differentiated pharmacology of CFT7455, including its high potency, may translate into improved clinical outcomes over the current standard-of-care agents in each of the indications we are pursuing. We submitted an IND for CFT7455 in December 2020, for which we received clearance from the FDA in January 2021, and expect to dose the first patient in the first half of 2021. We expect the results from this clinical trial will help us better understand the disease characteristics of those patients who may derive benefit from CFT7455, which will enable us to design future clinical trials more effectively for the drug.

CFT8634 is an orally bioavailable degrader designed to target BRD9 for the treatment of synovial sarcoma and SMARCB1-deleted solid malignancies. BRD9 has been considered an undruggable target using currently available modalities. BRD9 is a component of the non-canonical BAF complex, or ncBAF, that plays a role in regulating gene transcription. In normal cells, this complex is not required for cell survival. However, some tumors, including synovial sarcoma, encode genetic mutations that render the ncBAF complex—and thus BRD9—essential for tumor growth. CFT8634 has shown potent anti-tumor activity in synovial sarcoma cell lines but does not appear to affect normal cells. Further, CFT8634 has shown in vivo activity in synovial sarcoma xenograft models when dosed orally. We expect to file an IND for CFT8634 with the FDA in the second half of 2021 and dose the first patient in a first-in-human Phase 1/2 clinical trial of this product candidate in 2022.

In addition to our lead product candidates, we are also developing degraders specifically targeting V600E mutant BRAF to treat melanoma, non-small cell lung cancer, or NSCLC, colorectal cancer and other solid malignancies that harbor this mutation, as well as degraders of a protein target called RET to treat lung cancer, sporadic medullary thyroid cancers and other solid malignancies that harbor oncogenic RET lesions. We expect to have product candidates from our two other lead programs, BRAF V600E and RET, in the clinic by the end of 2022. Beyond these four initial product candidates, we are further diversifying our pipeline by developing new degraders against targets where we believe degradation offers potential advantages over existing therapeutic modalities. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology as well as therapeutic areas such neurodegenerative diseases. We also believe there are many other therapeutic areas and indications where leveraging our TORPEDO platform to develop novel degraders may be advantageous.

We have been a pioneer in the field of targeted protein degradation since our founding in 2015. Our technology originated from research at the Dana-Farber Cancer Institute by Jay Bradner, M.D., Ken Anderson, M.D. and Nathanael Gray, Ph.D., leading researchers in the field of protein degradation who co-founded our company along with our Executive Chairman, Marc A. Cohen. We have assembled a scientific team with extensive knowledge and translational medicine expertise in the protein degradation field. Our management team draws on experience in all phases of drug discovery and development gained at large pharmaceutical and biotechnology companies. In addition, we have entered into key strategic collaborations with each of F. Hoffman-La Roche Ltd., or Roche, Biogen, Inc., or Biogen, and Calico Life Sciences LLC, or Calico, that help us address targets across multiple therapeutic areas. Through these collaborations we have received upfront and milestone payments in an aggregate of $167.5 million through December 31, 2020.

Our Product Pipeline

We have leveraged our TORPEDO platform to generate a robust pipeline of orally available, potent and selective protein degradation drug candidates that may be capable of treating diseases in a wide range of organ systems and tissues. Our pipeline focus is on establishing clear clinical proof-of-concept for targets with well-established biology and a defined regulatory pathway. As shown in the table below, we currently have a number of preclinical programs in development. We anticipate that we will start dosing patients in our Phase 1/2 trial of CFT7455 in the first half of 2021. We expected that CFT8634, BRAF V600E, and RET programs will be in the clinic by the end of 2022. We are currently in the process of assessing our EGFR program in the context of the EGFR treatment landscape and determining the appropriate next steps for this program. Our three strategic collaborations with partners provide additional pipeline optionality and an expansion of our potential targets for protein degradation.

We are advancing two types of protein degraders. We refer to the first type of degrader as MonoDACs, which are Monofunctional Degradation Activating Compounds. MonoDAC degraders function by binding to E3 ligases and creating a new surface on the E3 ligases that enhances the binding of the E3 ligases to target proteins. We refer to our second type of degrader as BiDACs, which are Bifunctional Degradation Activating Compounds. BiDAC degraders are designed so that one end of the molecule binds to the disease-causing target protein and the other end binds to the E3 ligase. Each of these types of degrader is intended to result in the same end point: the specific degradation of the target proteins of interest. These two approaches have complementary requirements for target engagement: BiDAC degraders utilize specific binding sites where chemical binding moieties, which are portions of a molecule, can be identified, which enables a rational drug discovery approach, while MonoDAC degraders, in contrast, rely on ligase-to-target protein surface interactions to drive the ubiquitination process, which is the process by which an E3 ligase tags a target protein for degradation using a molecular tag called ubiquitin, rather than specific compound-binding sites.

In addition to the programs identified above and our early-stage development collaborations with Roche, Biogen and Calico, we are conducting exploratory research and development work on various other wholly owned targets.

Our Strategy

We are committed to transforming the treatment of cancer, and other diseases through the discovery, development and commercialization of novel therapies that destroy disease-causing proteins.

Key elements of our strategy are to:

•

Continue rapid progression toward clinical development of our lead programs developed with our TORPEDO platform. Our two lead product candidates are CFT7455, targeting IKZF1/3, and CFT8634, targeting BRD9. We expect to initiate a Phase 1/2 open-label trial for CFT7455 in patients with relapsed or refractory MM or NHLs such as PTCL and MCL in the first half of 2021, and we expect to initiate a Phase 1/2 open-label trial for CFT8634 in patients with synovial sarcoma and SMARCB1-deleted solid tumors in 2022. Using our proprietary TORPEDO platform, we have generated novel product candidates for the treatment of cancer, and we believe favorable trial results from our lead programs would offer important validation for both our platform and for the future development of those programs themselves. Based on the results of these planned Phase 1/2 trials, we will work with the FDA to discuss potential expedited development and accelerated approval pathways for the product candidates in these lead programs. Additionally, we will leverage the knowledge gained from our lead programs to strengthen and improve our TORPEDO platform for our other pipeline candidates.

•

Rapidly advance our late-stage discovery programs to generate product candidates. In addition to our lead product candidates, we have progressed programs targeting BRAF V600E, in collaboration with our partner Roche, RET, and EGFR. We are also pursuing several other earlier-stage research programs. We believe that our platform and approach are broadly applicable to address unmet medical needs in a variety of indications and we aim to continue expanding and advancing our pipeline.

•

Leverage our TORPEDO platform to generate discovery programs for previously undruggable or challenging targets. We believe that we can apply the principles and approaches used to advance our lead programs more broadly to develop novel degraders for diseases where traditional small molecule inhibitors and other therapeutic approaches have been unsuccessful. We believe our degraders offer potential broad tissue distribution, oral delivery, relative ease of manufacturing and well-established development and regulatory pathways, which are all critical characteristics across disease areas. Additionally, our targeted protein degradation approach has the potential to address many protein targets that are currently considered undruggable, as our degraders can theoretically destroy proteins using any available conserved binding site, including low-affinity binding sites or non-functional binding sites, bringing biological utility to ligands that would otherwise be inactive. We are focusing our current programs on selected oncology indications, but we believe our platform has broad applicability beyond cancer that we plan to capitalize on in the future.

•

Strategically invest in our TORPEDO platform. To date we have invested significant time and resources into the experimental and analytical components of our TORPEDO platform. This platform enables us to quickly develop novel protein degraders. We will continue to invest in the latest experimental tools to improve our capabilities and continue to enhance our proprietary computational and predictive models. We believe that this investment will support our continued discovery and development of degraders against technically challenging and high-value targets. Additionally, we plan to continue expanding our intellectual property portfolio, including through the identification and optimization of additional binders with unique and desirable drug-like properties.

•

Engage with strategic partners to accelerate program development and maximize the potential of our TORPEDO platform. We have entered into strategic collaborations with Roche, Biogen and Calico, under which we are working to identify and develop novel degraders across multiple therapeutic areas. These collaborations provide us with access to the resources of larger biopharmaceutical companies and expertise that enable us to further develop and maximize the potential of our TORPEDO platform. In the future, we may opportunistically enter into additional strategic partnerships around certain targets, product candidates and disease areas, which could advance and accelerate our development programs, allow us to access additional capabilities and expand the utility of our TORPEDO platform.

•

Maximize the potential of our product candidates with selective use of development and commercial collaborations. We retain worldwide commercial rights to CFT7455, CFT8634 and our RET and EGFR programs. In the future, we may selectively evaluate development and commercialization collaborations for our drug candidates with partners whose capabilities complement our own while retaining meaningful commercial rights in key geographic territories. We evaluate potential collaborations based not solely upon their ability to generate additional revenue streams for us, but also based on how they might increase our ability to reach a broader set of patients in our targeted disease areas or expand the breadth of indications that our product candidates are approved to treat.

Overview of Protein Degradation

Protein Degradation

Proteins are large, complex molecules that play many critical roles in the human body. Due to their central role in biological function, protein interactions control the mechanisms leading to healthy and diseased states. Diseases are often caused by mutations that alter the normal function of proteins and in turn lead to protein dysfunction and then disease. Recent scientific advances continue to implicate the role of specific proteins in multiple disease states.

As proteins age or are damaged, the human body has a highly conserved homeostasis system, which maintains a stable equilibrium, and relies on specific machinery to identify and break down proteins into their component amino acids, known as the UPS. This process is mediated in part by E3 ligases. The primary role of E3 ligases is to act as a quality control inspector by identifying proteins that are old, damaged, misfolded or otherwise deemed ready for degradation. When an E3 ligase identifies a target protein for degradation, it attaches a molecular tag called ubiquitin in a process called ubiquitination. This ubiquitination process typically continues until the target protein is tagged with multiple ubiquitin proteins, known as poly-ubiquitination. Once the target protein is poly-ubiquitinated, it is released by the E3 ligase and is then quickly recognized by a proteasome, which is the cell’s recycling plant. The proteasome degrades poly-ubiquitinated proteins into their component amino acids, and these amino acids can then be recycled to form new proteins or can be excreted by the cell. This process is illustrated in the following graphic.

Approximately five percent of the human genome is dedicated to the ubiquitin-proteasome system. In addition, many proteins of therapeutic interest are often regulated by E3 ligases, which normally function to achieve rapid control of protein concentration across multiple steady states. Collectively, these factors underscore the essential role E3 ligases play in normal cellular function and how they can be leveraged against therapeutic protein targets.

Our approach represents a novel modality that seeks to harness this natural degradation machinery to destroy disease-causing target proteins. Both our MonoDAC degraders and BiDAC degraders follow the same catalytic process, with the first step being the formation of a complex between the native E3 ligase, degrader and target protein, which we refer to as the ternary complex. Formation of an appropriate ternary complex that can undergo ubiquitination results in poly-ubiquitination of the target and then degradation of the target protein by the proteasome.

Importantly, both the natural protein degradation process and the targeted protein degradation mediated by our degraders occur rapidly, on the order of milliseconds from initial target-ligase encounter to poly-ubiquitination and release for degradation by the proteasome. The process of targeted protein degradation mediated by our degraders is illustrated in the following graphic.

Once the targeted protein degradation process occurs for one molecule of a target protein, the degrader is released, and the process can be repeated with the same degrader molecule. This recursive process—binding the target protein, ternary complex formation with the E3 ligase, ubiquitination and release for degradation—can occur thousands of times with a single degrader molecule before it is eventually cleared by the body. We refer to this process as the catalytic cycle and it is a crucial differentiator between degraders and traditional protein inhibitors, which must remain bound to the target protein to remain effective.

Many current targeted therapies are based on small molecules that inhibit the biological function of a protein of interest. One of the main limitations of inhibitor-based treatments is that high doses of the inhibitor are often needed for adequate, sustained target occupancy levels that are required for efficacy. Since the pharmacological effect is driven by the drug exposure profile, the overall timing and duration of drug action is dependent on drug absorption, distribution and elimination. These exposures can be challenging to achieve and may increase the likelihood of significant off-target side effects. A further limitation of this approach is the requirement to find compounds that bind to specific active sites on the protein that result in functional inhibition. However, there are many sites on a target protein where small molecules can bind but have no effect on the overall function. The following figure illustrates the use of a small molecule inhibitor to block the function of a targeted disease-causing protein.

Advantages of Targeted Protein Degradation Over Traditional Protein Inhibitors

We believe targeted protein degradation is a novel modality that could offer significant potential benefits over traditional small molecule inhibitor approaches, including improved and sustained potency, fast and recursive catalytic effect, high selectivity and an expansive target landscape.

Improved and Sustained Potency

Degraders have the ability to offer a many-fold amplification of effect because a single degrader molecule can exert its effect recursively on a large number of target proteins, thereby boosting the catalytic cycle, known as catalytic amplification. In contrast, traditional protein inhibitors rely on one-to-one binding of an inhibitor molecule with a target protein, with the protein only deactivated while the inhibitor is bound. This means that much higher concentrations of a protein inhibitor drug are needed to achieve the same level of therapeutic effect as a protein degrader.

In addition to requiring significantly less drug than a protein inhibitor, the catalytic amplification of degraders means that targeted protein degradation is able to achieve a level of potency necessary for a therapeutic effect in situations that may otherwise be impossible with traditional protein inhibitors. The effect of rapidly reversible traditional inhibitors on target protein is transient and the target protein typically resumes its disease-causing activity as soon as the inhibitor is no longer bound to the target protein. In contrast, because targeted protein degradation leads to destruction of disease-causing proteins into their component amino acids, the effect of a degrader can persist well after the degrader is cleared from the body because it takes a period of time for the cell to resynthesize disease-causing proteins. Additional potency amplifications can result for target proteins that form complexes with other cellular proteins, since removal of the target protein disrupts the overall complex, not just a specific functional activity of the target protein. In these cases, cellular recovery from the degrader effect requires not only re-synthesis of the target protein, but also its incorporation into a larger molecular complex. This effect can be observed even in cases where the target protein complexes are as small as two proteins, or dimers, as well as larger multi-protein complexes. This means that degraders may help to achieve a more durable biological effect and better clinical outcomes.

Fast and Recursive Catalytic Effect

One degrader molecule can rapidly degrade many target proteins. Each catalytic cycle initiated by our degraders and ending with degradation of a disease-causing target protein occurs in a matter of milliseconds. The speed of the catalytic cycle combined with the catalytic amplification of our degraders could result in clinical impact on the disease mechanism that cannot be achieved with traditional inhibitors.

High Selectivity

One of the primary challenges of protein inhibition is attempting to identify and develop molecules that only target cancerous cells or mutant proteins without having deleterious effects on normal cells or proteins, commonly referred to as off-target effects. We believe degraders combine the advantages of small molecule therapies with the potential of gene therapies. Degraders have drug-like properties, including oral bioavailability, and are easier to manufacture than other therapeutic modalities involving complex macromolecules, such as antibodies and genetic material. Similar to gene therapies and gene editing strategies, degraders can eliminate the presence of a pathogenic protein. However, treatment with degraders may be halted at any time, in contrast to the long-lasting effects of gene therapies.

Each step in the protein degradation cycle requires specific positioning of the target protein and E3 ligase to progress through the catalytic cycle, and these positioning requirements can serve as filters to increase selectivity of a degrader molecule so that only the target protein is ultimately degraded, even if the molecule binds to multiple proteins. For example, degraders are created with the shape, or conformation, of the target protein in mind because a degrader and its target protein must assume a conformation amenable to forming a ternary complex with an E3 ligase. As a result, even if a degrader were to bind to a non-target protein, the resulting ternary complex may not have a conformation that is appropriate to facilitate ubiquitination and subsequent degradation. We are able to leverage these intrinsic properties of the ubiquitin-proteasome protein degradation pathway to design degraders to be highly selective for disease-causing target proteins.

Expansive Target Landscape

Since targeted protein degradation does not function by inhibiting the target protein’s active site, in theory any conserved binding site on a target protein may be used for degrader binding to facilitate formation of the ternary complex and eventual protein degradation. In contrast, inhibitors are only able to have a therapeutic effect either by binding directly to a protein’s active site or by binding to an allosteric site in such a way to cause a conformational change in the protein that inhibits the active site. This inherently limits the number of druggable targets addressable with traditional inhibitors, as many drug binding sites are physically inaccessible or weakly bind with small molecules. Additionally, whereas an inhibitor requires high affinity and a strong bond to the binding site to remain active, degraders can bind with weak affinity for only a short amount of time and still enable ubiquitination and destruction of the protein. Specifically, less than 15% of proteins are considered druggable with traditional small molecule inhibitors because of limitations, including lack of accessible active binding sites, while targeted protein degradation fundamentally enables access to a high proportion of the potential target proteins that are currently considered undruggable.

Our Approach

We employ a comprehensive approach to product candidate selection and development to maximize the potential therapeutic benefit of our protein degraders. We seek out indications with high value protein targets that may benefit the most from degraders, with catalytic degradation turnover as the key metric by which to assess protein degradation. To that end, we have invested heavily in experimental tools, computational and predictive models and team expertise to analyze and optimize the catalytic ability of our degraders through our TORPEDO platform. Additionally, we leverage our platform to optimize the ability of our degraders to initiate the ubiquitin-proteasome protein degradation cycle and predict their function in vivo. Due to the rapid optimization allowed by our TORPEDO platform and the ability of our platform to predict degrader effects in vivo, we are able to quickly and efficiently advance programs from target identification to the candidate development stage.

Our oral, small molecule targeted protein degraders are designed to leverage the body’s natural degradation machinery and repurpose it to recognize disease-causing proteins and tag them for destruction by the proteasome. Both our MonoDAC and BiDAC protein degrader approaches are complementary, and this provides us with additional flexibility to design degraders for each application and specific target. Since our degraders are fundamentally small molecules, we are able to deliver them through any route of administration available to traditional small molecules, including oral, intravenous and subcutaneous. Furthermore, our approach emphasizes the value of rapid catalytic degradation to increase the rate with which degradation of disease-causing target proteins occurs. Our approach focuses on minimizing biology and toxicity risk and pursuing diseases with significant unmet medical need and defined regulatory pathways.

Our TORPEDO Platform

Our proprietary platform, TORPEDO, allows for informed and efficient drug design and discovery through a robust chemistry engine and proprietary assays, culminating in predictive models that enable us to maximize catalytic turnover and predict in vivo performance. Key elements of the platform include:

•

Structural biology and ternary complex model development: We have invested heavily in structure-based approaches, such as x-ray crystallography and Hydrogen-Deuterium Exchange Mass Spectrophotometry, or HDX-MS, to evaluate degrader binding interactions and enable structure-based design in both the solid-state and solution. These approaches enable, among other things, the ability to dissect the distribution of ternary complexes formed by degrader complexes, allowing us to quickly evaluate and optimize prospective compounds. Our proprietary ternary complex model library incorporates target structure, Cereblon E3 ligase structure and chemistry data to provide insight into differences in activity between degraders and drive the medicinal chemistry optimization process.

•

Purpose-built chemistry engine: Our TORPEDO chemistry engine is designed to facilitate development of degraders with drug-like properties, leveraging structural insights generated by the platform and our deep drug development expertise. Traditionally, small molecule inhibitor optimization has often been guided by an emphasis on specific property enhancements, such as the Lipinkski “rule of five,” which stipulates limits on the molecular weight and hydrogen bond donors and acceptors to ensure drug-like properties. Degraders often fall well outside of these traditional boundaries and therefore require a reevaluation of these guidelines, commonly referred to as the “beyond-rule-of-five” space. By applying these principles in our chemistry designs, we are able to improve drug-like properties, including permeability, solubility and oral bioavailability, while maintaining potency and in vivo activity.

•

Enabling quantitative degradation assays: We have developed high-throughput cellular degradation assays that produce quantitative data showing the relationship between degrader concentration and target protein degradation. This approach, along with similar robust cellular assay systems, allows protein degradation quantitation with greater precision and higher throughput than traditional western-blot approaches. The application of our experimental data to our robust and proprietary models then allows us to predict protein degradation kinetics, and the high throughput of both approaches allows us to rapidly iterate and improve on degrader candidates and design for properties that optimize catalytic degradation turnover.

•

Predictive pharmacology founded on an enzymology framework: We have established an enzymology framework that assesses and balances the relationship between degrader concentration, time and target protein degradation to identify the key kinetic parameters of degrader induced protein degradation. We have extended this framework to proprietary PK/PD models, which integrate these kinetic parameters with metabolism and PK exposure profiles to predict in vivo degrader performance. Our predictions of degrader performance are routinely validated through in vivo PD experiments with measurements of target degradation from tumor samples using standard western blot assays. We have observed that these models linking cellular assays with predicted in vivo performance have significantly accelerated our discovery process, and we believe that this will increase the likelihood of successfully transitioning from preclinical models to the clinic.

These features help focus our platform on the creation of candidates that we believe will present minimized biology and toxicity risk and address unmet treatment needs.

Minimizing Biology and Toxicity Risk

We place a significant emphasis on minimizing risk in our current and planned programs by focusing on candidates with well-established biology and toxicology profiles, which allows us to select degraders that we believe have the best chance of being successful clinically. To reduce biology risk, we pursue targets that have been clinically validated or that have strong preclinical data suggesting that successful target degradation would result in therapeutic benefit. To reduce toxicity risk, we seek to minimize predictable preclinical safety liabilities early in the drug development process. In furtherance of these objectives, we consider the following during program development:

Ligase selection: Our lead degraders exclusively utilize Cereblon as the E3 ligase. There are over 600 E3 ligases in the human proteome, of which the biology has been well characterized in no more than 50 of them. To our knowledge, only a limited number of E3 ligases, including Cereblon, VHL, MDM2, IAPs and ß-TRCP, are currently suitable for targeted protein degradation. We have chosen to focus on Cereblon as the E3 ligase target of our protein degradation approach for several reasons:

•

Extensive clinical experience with the approved drugs thalidomide, lenalidomide and pomalidomide has shown that using Cereblon can effect target degradation. The mechanism of action of these molecules is to degrade disease targets, specifically IKZF1 and IKZF3, by bringing them into complex with Cereblon. Lenalidomide and pomalidomide are both approved drugs that have served as part of the standard of care for the treatment of MM for the last 15 and seven years, respectively. Together, this experience clinically validates that Cereblon has been harnessed both safely and effectively by other drugs.

•	We have developed methods to obtain high resolution structural data with Cereblon bound to novel chemical binders, which allows us to rationally design improved binders with unique chemical features.
•

Cereblon is widely expressed across tissues and is present in all of the cellular compartments, including the cytoplasm and nucleus, potentially allowing for Cereblon-mediated targeted protein degradation across a wide variety of clinical settings and potential targets.

•

We have developed multiple distinct, proprietary Cereblon binders that we have designed for improved drug-like properties, such as enhanced oral bioavailability, solubility, permeability and stability, and all of our product candidates and programs benefit from these properties of our proprietary Cereblon binders.

Our library of Cereblon binders offers a proprietary and powerful toolkit for degrader discovery. This Cereblon binder toolkit enables a more modular approach to identifying and optimizing degraders, as each of these binder classes encode distinct drug-like properties and, importantly, unique “exit trajectories” from the Cereblon surface following protein degradation, which can promote better target degradation turnover.

Minimizing target toxicity and maximizing potential degradation: We select target proteins where we believe degradation of the target in adult humans will likely be tolerable by patients generally, often by selecting target proteins that have already been targeted by traditional inhibitors with good tolerability. Three of our lead targets, IKZF1/3, BRAF V600E and RET, have been previously targeted clinically with inhibitors, and their inhibition has been tolerated. One of our lead programs, BRAF V600E, specifically targets only the mutant disease-causing protein that is found only in cancer cells, which means that on-target protein degradation should only impact cancer cells. We also aim to limit on-target toxicity risk by specifically targeting proteins that are only critical in the setting of genetically driven cancer but not normal cells, as is the case with BRD9 and proteins that are minimally expressed in healthy adult cells, such as RET.

Degrader design: We seek to optimize catalytic degradation turnover and high selectivity, while also managing safety risk, by focusing our analytical techniques and predictive models on the relationship between degrader properties and ultimate protein degradation. Our degraders activate the E3 ligase and facilitate target protein binding and ubiquitination, resulting in rapid overall target degradation. The ability of our degraders to repeat this process recursively with many copies of the target protein with the same single degrader molecule allows us to optimize our product candidates for catalytic degradation turnover and, as a result, create candidates that have the potential to provide a greater therapeutic effect. Our MonoDAC degraders and BiDAC degraders need to achieve sufficient binding affinity to initiate brief ternary complex formation, but, unlike traditional inhibitors, they do not need to achieve prolonged stable binding to achieve desired physiological effects. In fact, in a number of our pre-clinical research activities, we have observed that even weaker binders can still result in very efficient degraders since they may allow for higher rates of catalytic degradation turnover, which is something we prioritize to achieve potentially greater activity. We can target disease-causing proteins to which traditional inhibitors have been unable to sufficiently bind because we are not restricted to selecting compounds that have high target binding affinity. Moreover, in some instances we are able to repurpose molecules developed for traditional inhibitor approaches as the target-protein-binding end of our degraders and improve upon their biologic properties by incorporating them into a BiDAC.

We address toxicity driven by degradation of proteins other than the intended target, or off-target toxicity, by developing degraders with high selectivity. We confirm selectivity by global protein expression studies and validate the results through standard good laboratory practice, or GLP, toxicity studies. We also minimize the risk of toxicity driven by the chemical matter making up our MonoDAC and BiDAC molecules that is independent of the specific toxicities described above, or molecule-related toxicity, with high quality chemical matter optimized to minimize known chemical and metabolic liabilities.

Focus on High Unmet Medical Need

We currently focus on indications where there is a clear and high unmet medical need. Given the broad potential applicability of our approach, we believe it is important to prioritize treating diseases where traditional therapeutic modalities have failed or had a suboptimal therapeutic impact. In some cases of significant unmet need, there can be opportunities for expedited product development and a path to accelerated regulatory approval. Pursuing these types of accelerated pathways is a focus of our approach and provides the potential to address patients’ needs expediently while also validating our platform. We believe our platform has broad applicability beyond cancer that we plan to address in the future.

Leveraging our Differentiated Platform and Approach

We believe that these features differentiate our platform from other drug development approaches, including those of others in the targeted protein degradation space. We believe these differentiating features, as exemplified in our four lead programs, will help us succeed in developing novel degraders of disease-causing proteins to address unmet medical need.

Our four lead programs will be delivered orally because, in these indications, against these targets, oral delivery provides potential therapeutic and commercial advantages. Also, oral delivery helps mitigate the risk of adverse events associated with intravenous or intramuscular administration, including pain or extravasation, or leakage into the extravascular tissue, at the infusion site. By focusing on targets with reduced biology and toxicity risk and pursuing conditions with high unmet medical need, we have selected four preclinical programs to advance into the clinic.

Our Product Candidates—Highly Selective Protein Degraders

We currently have a number of preclinical product candidates in development. We anticipate that CFT7455 will be in the clinic by the first half of 2021, and that CFT8634, BRAF V600E, and RET programs will be in the clinic by the end of 2022. These programs are directed towards targets that remain inadequately treated with available therapies or are undruggable.

CFT7455: A IKZF1/3 Degrader for Multiple Myeloma, Peripheral T-Cell Lymphoma and Mantle Cell Lymphoma

We are developing CFT7455, an orally bioavailable degrader designed to target IKZF1/3, for the treatment of MM and NHLs, including PTCL and MCL. We have chosen IKZF1/3 as our initial targets for degradation because of their strong mechanistic rationale and well-defined biology. In preclinical studies, CFT7455 has shown robust activity in MM, PTCL and MCL subcutaneous xenograft mouse models, providing preclinical proof of concept. Specifically in MM, we have observed in preclinical studies that CFT7455 remains active in in vivo and in vitro models that are relatively insensitive to standard of care agents that have a similar mechanism of action, such as pomalidomide. We believe that the differentiated pharmacology of CFT7455, including its high potency, may translate into significantly improved clinical outcomes over current standard-of-care agents in each of the indications in which we are pursuing its development. Additionally, our first-in-human Phase 1/2 clinical trial is designed to capitalize on potential opportunities for expedited product development and accelerated approval in MM, PTCL and MCL.

IKZF1/3 Is a Well Understood Biological Target for Certain Blood Cancers

IKZF1 and IKZF3 are transcription factors central to the differentiation of lympho-myeloid multipotent progenitor cells through mature immune cells, including T cells and plasma cells, such as B cells. In particular, by preventing the maturation of B cells there is an antiproliferative effect in B-cell driven blood cancers, such as MM, B-cell lymphomas and myelodysplastic syndrome. In addition to these cell-intrinsic dependencies on IKFZ1/3 for B cell maturation, degradation of IKZF1 and IKZF3 has been shown in third-party research to lead to enhanced IL-2 expression in T cells, meaning IKZF1/3 degradation also induces T cell activity and may exert anti-cancer effects. IKZF1/3 has been previously validated as a target in clinical practice. Lenalidomide and pomalidomide primarily target IKZF1/3 as their mechanism of action.

Multiple Myeloma

In the United States, MM represents nearly 1.8% of all new cancer cases. The National Cancer Institute estimated 32,270 new cases of MM in the United States and 12,830 deaths from the disease in 2020. Although overall outcomes for patients with MM have improved substantially over the past several decades, patients with MM have a poor prognosis and the predicted median five-year relative survival rate is only 53.9%. As such, there remains a significant unmet need.

Most patients with MM will have an initial response to treatment. Based on fluorescence in situ hybridization, or FISH, studies on bone marrow, patients are stratified into high-risk or standard-risk categories. High-risk patients eligible for hematopoietic cell transplantation receive induction therapy with a combination regimen, often including an IKZF1/3 targeting drug like lenalidomide, to reduce the number of tumor cells prior to stem cell collection. Alternatively, patients who are ineligible for hematopoietic cell transplantation immediately receive a combination regimen, often with three to four classes of drugs, including an IKZF1/3 targeting drug and a steroid, typically dexamethasone, until progression or unacceptable toxicity.

However, current therapies are not curative, and most patients will ultimately progress. Despite the likelihood of an initial remission, there is a significant unmet need because most patients experience serial relapse and will be treated with most available agents at some point during their disease course. In our clinical program, we will initially focus on treating patients with relapsed/refractory MM who have received at least two lines of specified prior therapy, including lenalidomide, pomalidomide, two proteasome inhibitors and/or an anti-CD38 monoclonal antibody, or mAb. Ultimately, our intention is to seek approval in earlier lines of therapy, replacing or complementing current IKZF1/3 targeting drugs. We believe that the high potency and activity we have seen in vivo has the potential to translate into a meaningful benefit for patients.

Peripheral T-cell Lymphomas

PTCLs are a heterogeneous and typically aggressive group of NHLs. The Surveillance, Epidemiology and End Results Program or SEER Program, of the National Institutes of Health, or NIH, estimated 77,240 new cases of NHL in the United States and 19,940 deaths from the disease in 2020. PTCLs comprise approximately 4% of all NHLs in the United States and Europe, with an incidence that increased from 0.1 cases per 100,000 in 1992 to 0.4 cases per 100,000 in 2006, potentially reflecting improved diagnostic methods. The median five-year relative survival of patients with PTCL is 50%.

PTCL is a heterogeneous malignancy with many subtypes. The outcomes in these subtypes vary, but many patients with PTCL do poorly. In patients with PTCL in whom no subtype is defined, which is often referred to as PTCL not otherwise specified or PTCL-NOS, the five-year overall survival is approximately 20% to 32%. In other subtypes, outcomes vary greatly, though most patient with these subtypes do poorly. For instance, patients with angioimmunoblastic, natural killer/T-cell lymphoma, adult T-cell leukemia/lymphoma, hepatosplenic, enteropathy type or ALK-peripheral T-cell lymphoma all have a median five-year overall survival of less than 50%. Although initial overall response rates for chemotherapy are approximately 40% to 75%, most patients either relapse or fail to achieve remission. Median progression free survival or PFS, following chemotherapy is 12 to 14 months with a median five-year survival rate of approximately 20% to 30%. There is a significant unmet need for relapsed/refractory disease as there is no accepted standard of care for this population. Lenalidomide has been tested clinically in PTCL in a Phase 2 trial and shown to have an overall response rate of 22% to 26%. Cereblon modulators, such as lenalidomide, also known as IMiDs, are not widely used nor approved for treating PTCL. Based on our preclinical data, we believe CFT7455 has the potential to create a meaningful benefit for these patients.

Mantle Cell Lymphoma

MCL is one of the mature B-cell NHLs. MCL comprises approximately seven percent of adult NHLs in the United States and Europe with an incidence of approximately 0.8 cases per 100,000 persons per year according to recent SEER Program estimates. Median overall survival for patients receiving intensive therapy is four to five years. There is no universally accepted standard of care for MCL. Outside of agents being tested in clinical trials, treatment options typically include some combination of conventional chemoimmunotherapy, rituximab and radiation therapy. Most patients with MCL experience serial relapse and are treated with various agents, including IKFZ1/3-targeting drugs, BTK inhibitors or the BH-3 mimetic venetoclax. Lenalidomide is approved for use in patient with MCL whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib, based in part on an observed overall response rate of approximately 26%. However, lenalidomide is not widely used to treat MCL. Accordingly, we believe that CFT7455 has the potential to meaningfully improve outcomes and become an established standard of care for these patients.

Preclinical Development

We have conducted a comprehensive preclinical program across multiple mouse models to study CFT7455 as a potential treatment for MM, PTCL and MCL. We submitted an IND for CFT7455 in December 2020 and received clearance from the FDA in January 2021. We intend to initiate a Phase 1/2 first-in-human trial in the first half of 2021.

We performed an in vitro analysis of CFT7455 at varying doses in cells lines across MM and PTCL. The figure below on the left depicts CFT7455, in a MM model, degrading up to approximately 90% of the IKZF1 target protein within 24 hours in a dose-dependent fashion. The figure below on the right depicts CFT7455, in a PTCL model, dose dependently degrading up to approximately 90% of IKZF1 in six hours.

CFT7455 is a highly selective degrader of IKZF1 and IKZF3, as demonstrated by the figure below. The figure depicts the standard method for determining degrader selectivity is a global proteomics experiment, which utilizes mass spectrometry to quantify cellular protein levels in DL-40 xenograft tumor cells following drug treatment. Specifically, the total cellular protein pool is extracted and processed from cells treated with a degrader, then each protein is individually identified and its level quantified. Using this process, we analyzed the effect of CFT7455 on over 8,000 proteins. These data were then compared to control samples from cells treated with the dosing solution alone, or vehicle, to provide the relative level changes for each protein in the entire cellular protein pool. The x-axis in the graph represents the relative level of proteins in the treated cells compared to control samples, and the y-axis shows the level of statistical confidence in the difference in relative levels of each protein. The figure below depicts cells treated with CFT7455 degrading only a small subset of the cellular proteins with statistical confidence, which are the proteins highlighted in red falling outside of the shaded area. This analysis shows that CFT7455 is a highly selective degrader of IKZF1 and IKZF3.

Statistical Significance of Observed Change
Relative Change Compared to Untreated Control Cells
IKZF1
IKZF3
14
12
10
8
6
4
2
0
-4
-3
-2
-1
0
1
2
3
4

Further, we have profiled known Cereblon targets of pomalidomide and lenalidomide, including GSPT1, GSPT2 and SALL4, using target-specific assays. We observed that CFT7455 has no detectable activity against GSPT1 or GSPT2, but it does degrade SALL4, which is not expressed in the cell line used in the analysis reflected in the figure above, and accordingly, its downregulation is not detected in this assay.

In addition to IKZF1 and IKZF3 degradation and selectivity, we have observed potent activity in vitro across a panel of relevant cell lines. In multiple subcutaneous xenograft mouse models of MM, PTCL and other NHLs, CFT7455 treatment resulted in complete regression at doses that we believe could be clinically active, as shown in the graphs below. Significantly, 30 µg/kg of CFT7455 administered once daily, or QD, demonstrated complete regression and clear dose responsiveness in a widely used MM xenograft model, H929, as shown in the graph below.

H929 Tumor Volume (mm³)
2500
2000
1500
1000
500
0
Vehicle
Pomalidomide 3000 µg/kg
CFT7455 3 µg/kg
CC-92480 300 µg/kg
CFT7455 10 µg/kg
CC-92480 1000 µg/kg
CFT7455 30 µg/kg
Celgene Compound
C4T Compound
0
7
14
21
Days of Treatment

Additionally, in the RPMI-8226 MM xenograft model, a MM model that is relatively insensitive to treatment with pomalidomide, CFT7455 demonstrated tumor regression and dose responsiveness, as shown in the graph below, and the combination of dexamethasone and CFT7455 resulted in increased activity compared to either CFT7455 or dexamethasone alone.

Vehicle
Dexamethasone, 5,000 µg/kg
CFT7455, 10 µg/kg
CFT7455 + Dex, 10 µg/kg
CFT7455, 100 µg/kg
Tumor Volume (mm³)
2,000
1,800
1,600
1,400
1,200
1,000
800
600
400
200
0
0
3
7
10
14
17
21
24
28
Days of Treament

In the RPMI-8226 MM xenograft, we observed that pomalidomide at the clinically relevant dose of 3,000 µg/kg was indistinguishable from treatment with the vehicle as shown in the graphic below. A low dose of CFT7455, 30 µg/kg, was active in the model, even when administered to large tumors that had grown despite treatment with 3,000 µg/kg of pomalidomide for 21 days and were insensitive to pomalidomide and then were switched to treatment with CFT7455.

Vehicle
Pomalidomide 3000 µg/kg
CFT7455 30 µg/kg
D18
RPMI-8226 Tumor Volume (mm3)
2500
2000
1500
1000
500
0
0
3
7
10
14
17
21
24
28
31
35
Days of Treatment

As shown in the figures below, in preclinical studies evaluating various doses of CFT7455 and pomalidomide in MM H929 cells, CFT7455 was up to 10,000-fold more potent than pomalidomide, as measured by impact on cell viability after 96 hours. Further, CFT7455 exhibited a high catalytic turnover rate, as measured by CFT7455’s cellular degradation rate of up to 75% at 1.5 hours.

Based on its pharmacological properties, we believe CFT7455 may have a favorable therapeutic index and has the potential to replace or follow existing standard of care therapies. We have also evaluated varied dose regimens, as shown in the figure below, which suggest the possibility of intermittent dosing of CFT7455. This could further increase the therapeutic index if adverse events are observed, by incorporating drug holidays in the dosing schedule. Preliminary data from 28-day oral toxicity studies conducted in rats and monkeys demonstrated that exposures well above the modeled efficacious exposures in humans have generally been well tolerated. Definitive GLP-toxicity studies are ongoing.

Our Planned First-in-Human Phase 1/2 Trial

We filed an IND for CFT7455 in the fourth quarter of 2020, for which we received clearance from the FDA in January 2021, and we expect to dose the first patient in an open-label clinical trial of this product candidate in the first half of 2021. Our planned Phase 1/2 trial is designed as a dose escalation trial of CFT7455 in approximately 40 to 60 adult subjects with MM and NHL, followed by an expansion trial consisting of four arms. The four arms in this expansion trial will include: a single agent CFT7455 arm in MM, a single agent CFT7455 arm in mantle cell lymphoma, a single agent CFT7455 arm in PTCL, and an arm including CFT7455 in combination with dexamethasone in MM. We have designed the trial to identify a maximum tolerable dose and a recommended dose for expansion in patients with MM, and a discrete dose for patients with NHL. Identifying discrete doses these two patient populations is done because it has been observed in prior clinical experience that patients with MM may tolerate a higher dose of IKZF1/3 targeting agents than do NHL patients. Additionally, specifically in MM, we are exploring CFT7455 as a single agent as well as CFT7455 in combination with dexamethasone, because the clinical activity or therapeutic index of CFT7455 may be increased by dexamethasone, but CFT7455 may also be sufficiently active and tolerable as a single agent to be developed as a dexamethasone-sparing agent. This trial will primarily investigate the safety and tolerability of CFT7455, and key secondary endpoints will be to characterize its PK/PD and anti-tumor activity. We expect the Phase 1/2 results will help us better understand the disease characteristics of those patients who may derive benefit from CFT7455, which will enable us to design future clinical trials for this product candidate more effectively. The initial cohort will enroll one to six subjects with relapsed/ or refractory MM or NHL and we will administer CFT7455 over a 28-day cycle, evaluating the window for any potential dose-limiting toxicity. We anticipate Phase 1/2 initial topline safety and PK results in 2022. In the expansion stage, we expect to enroll an additional 30 patients with relapsed/refractory MM, 20 patients with MCL, 20 patients with PTCL treated with single agent CFT7455, and 30 patients with relapsed/ or refractory MM treated with CFT7455 in combination with dexamethasone.

CFT8634: A Novel BRD9 Degrader for Synovial Sarcoma

We are developing CFT8634, an orally bioavailable protein degrader targeting BRD9 for the treatment of synovial sarcoma and SMARCB1-deleted solid malignancies. We have chosen BRD9 as a target for our approach because of the strong mechanistic rationale, the well-defined biology, the unique opportunity to target BRD9 with a degrader (traditional protein inhibitors are infective in this setting) and a significant unmet need in these patient populations. We plan to initially pursue development in synovial sarcoma, which is defined by a gene translocation SS18-SSX that results in dependency on BRD9 and is therefore potentially addressable by a BRD9 degrader. There are currently no clinical stage molecules targeting BRD9, as BRD9 has been considered an undruggable target with standard modalities. There is limited benefit of existing treatments for metastatic or locally advanced synovial sarcoma, with patients having a median survival of approximately 18 months. We believe that the ability of our degrader CFT8634 to drug BRD9 has the potential to offer a benefit over currently available therapies for patients with synovial sarcoma.

BRD9 Is a Well Characterized Driver of Cancer with No Currently Available Targeted Therapies

BRD9 is a component of the ncBAF, which is one of three types of BAF complexes in human cells. The BAF complexes, also known as SWI/SNF complexes, are responsible for regulating gene transcription. Critically, BRD9 and the ncBAF complex of which it is a component, is not normally required for cell survival. Normal cells rely on another complex, cBAF, for cellular growth, and BRD9 is not a member of this complex. However, in certain genetic settings, ncBAF drives malignancy and these tumors are dependent on BRD9. Genetic settings in which BRD9 is critical share the same feature: the function of the cBAF complex is compromised because SMARCB1, a critical component for normal function of the cBAF complex, is removed from the complex. This situation, referred to as BAF perturbation, is seen in both cancers in which SMARCB1 is deleted, such as malignant rhabdoid tumors, or MRTs, and epithelioid sarcoma, as well as when a pathogenic fusion protein referred to as SS18-SSX results in the ejection of SMARCB1 from the BAF complex. This SS18-SSX fusion protein is the defining genetic lesion that drives synovial sarcoma. In each of these settings, BAF perturbation results in a central dependency on the ncBAF complex, and as a result BRD9, for tumor growth. This is an example of synthetic lethality, in which the cancer cell has a specific vulnerability to BRD9 degradation in the setting of the underlying genetic lesion. In contrast, normal cells, which do not harbor this genetic lesion, are relatively unaffected by the degradation of BRD9. Thus, BRD9 is a critical dependency of the cancer in these genetic settings and depriving the cancer cell of BRD9 effectively stops tumor growth.

BRD9 has previously been considered undruggable because existing small molecule inhibitors of the bromodomain are inactive against synovial sarcoma. This is because inhibition of this domain is not sufficient to block BRD9 from driving cancer cell growth, preclinically. Inhibitors of other protein functions, such as that of the critical domain of unknown function, or DUF, have not been described. We believe that our approach to targeted protein degradation of BRD9 has the potential to offer a major benefit over currently available therapies for synovial sarcoma and SMARCB1-deleted tumors.

Synovial Sarcoma

Synovial sarcoma is an aggressive tumor that accounts for approximately 900 cases in the United States each year, or approximately 10% of all soft tissue sarcomas. While it is prevalent in patients over a wide range of ages, it is more common in younger adult patients, with a median age of onset of 36 years. Like many sarcomas, synovial sarcoma is characterized by recurrent chromosomal arrangements and is referred to as a fusion gene driven malignancy. Specifically, nearly all synovial sarcomas contain a fusion of the SS18 gene on chromosome 18 to the SSX1, SSX2 or SSX4 gene on the X chromosome. This type of mutation is referred to as a t(X;18) chromosomal rearrangement, or an SS18-SSX fusion.

SMARCB1-deleted Tumors

SMARCB1 is a key member of the BAF chromatin-remodeling complex and assists in the control of gene transcription. The function of SMARCB1 and the BAF complex in cancer has only recently been established. SMARCB1 is a tumor suppressor gene, meaning any decrease in function could potentially result in tumor proliferation. The inactivation of both alleles of SMARCB1 has been shown to result in several types of tumors, including malignant rhabdoid tumors, or MRTs, as well as epithelioid sarcoma, renal medullary carcinoma, undifferentiated pediatric sarcomas, a subset of hepatoblastomas and others.

MRTs typically present in infancy or early childhood and are often aggressive. If the MRT is found in the central nervous system, MRTs are referred to as atypical teratoid/rhabdoid tumors, or AT/RT. Whether the tumor is classified as MRT or AT/RT, the vast majority of these tumors are characterized by the loss of function of the SMARCB1 subunit of the BAF complex.

BRD9 has been shown to be an attractive target in pediatric MRTs because the loss or inactivation of the SMARCB1 subunit of the BAF complex leads to a dependency on BRD9. Mechanistically, SMARCB1 loss results in the reprogramming of the cBAF complex and makes the ncBAF complex essential, in a similar mechanism to that which drives synovial sarcoma. As a result, SMARCB1-mutant malignant rhabdoid tumors are dependent on the BRD9-containing ncBAF complex. Thus, we are able to target this tumor by degrading BRD9. We believe our BRD9 degrader could reduce tumor cell proliferation and improve patient outcomes.

Intensive, multimodality treatment approaches have improved the clinical outcome of these young patients in a stepwise manner. However, their prognosis remains poor even on these treatment approaches and the median duration of survival in clinical trials does not exceed nine to 17 months. New therapeutic strategies are urgently needed and we believe CFT8634 may have a potentially meaningful clinical impact in these patients.

Preclinical Development

We have conducted preclinical studies of CFT8634 in two mouse models. CFT8634 is highly selective for BRD9 relative to other bromodomain containing proteins, including BRD7 and BRD4, as shown in the dose dependency of target degradation in H293T cell lines expressing the individual proteins, as reflected in the graphs below.

We have also observed meaningful in vitro dose-dependent inhibition of cell proliferation of synovial sarcoma cell lines over time. Cell proliferation is measured by analyzing the occupied area of cells in a sample over time and densely packed cells are considered confluent. Cell growth inhibition is evidenced in cultures that show a growth plateau below 100%. The figure below on the left shows the effect of CFT8634 on BAF perturbed Yamato cell lines, which is a mouse xenograft model of synovial sarcoma, compared to the effect of a BRD9 inhibitor, shown as BRD9i or the vehicle, dimethylsulfoxide, or DMSO, which were ineffective. CFT8634 had little impact on the growth of a BAF wildtype SW982 cell line, as shown in the graph on the right, showing that its effect was limited to cells with BAF perturbation.

Yamato [SS18-SSX fusion; BAF perturbed]

Single dose long term growth evaluation

SW982 [BAF wildtype]

Single dose long term growth evaluation

Confluence (%)
BRD9i
DMSO
10^4nM
1000nM
316nM
100nM
32nM
10nM
CFT8634
DMSO
10^4nM
1000nM
316nM
100nM
32nM
10nM
Time (days)
0
50
100
5
10
15
20
25

The below graphic shows CFT8634 was active and tolerated when dosed orally in a mouse xenograft model of synovial sarcoma (Yamato) and a PDX model (SA13412), with dose dependency observed between 3 mg/kg and 50 mg/kg QD, as well as 20mg/kg twice daily dose, or BID, for Yamato, and 50 mg/kg QD, 25mg/kg BID, and 16.6 mg/kg thrice daily for PDX, with all doses generally being well tolerated, indicated by limited weight loss.

Our Planned First-in-Human Phase 1/2 Clinical Trial

We expect to file an IND for CFT8634 with the FDA in the second half of 2021 and dose the first patient in a first-in-human Phase 1/2 clinical trial in 2022. We expect to design our Phase 1/2 trial to be an open-label dose escalation trial in approximately 12 to 18 adult patients with synovial sarcoma or a solid tumor with SMARCB1 loss. The Phase 1 portion of the trial will primarily investigate the safety and tolerability of CFT8634. If a well-tolerated dose is identified for further development, we expect to enroll two expansion cohorts, one which will include 30 patients who are known to have synovial sarcoma and a second with patients having solid tumors harboring SMARCB1 loss. Assuming CFT8634 has a favorable profile in these early clinical trials, we initially intend to pursue approval in patients with synovial sarcoma after failure of first-line therapy. Depending on the results of the Phase 1/2 trial, we will work with the FDA to discuss potential accelerated approval pathways for this product candidate.

BRAF V600E Degrader Program

We are developing orally bioavailable degraders of BRAF V600E as part of our ongoing strategic partnership with Roche. We have chosen BRAF V600E as a target for our approach due to strong mechanistic rationale, well-defined biology and unmet need. We plan to initially pursue development in locally advanced or metastatic melanoma and NSCLC, in which approximately 50% and 2%, respectively, of cancers are driven by BRAF V600E mutation. In these patients, there remains a high unmet need for those who relapse after, or do not respond to, approved BRAF inhibitors. BRAF V600E mutations also occur in 10% to 20% of colorectal cancer patients, so we may pursue development of our BRAF V600E programs in other indications in parallel with, or sequentially to, development in our lead indications of relapsed/refractory BRAF V600E-positive melanoma and NSCLC. We believe that a mutant-specific BRAF V600E degrader could offer a significant mechanistic benefit over currently available BRAF V600E inhibitors and could have the potential to confer significant improvements in clinical outcomes.

BRAF V600E is a Common and Well Understood Oncogenic Mutation

BRAF is one of several protein kinases involved in a signaling cascade to initiate cell proliferation, known as the mitogen-activated protein kinase, or MAPK, pathway. The MAPK pathway conducts extracellular proliferative signals to the nucleus of cells, signaling them to proliferate. Many cancers are characterized by activating mutations in components of this MAPK pathway, including BRAF V600E mutations, which confer constitutive activation of the MAPK pathway and promote oncogenic transformation and can cause tumor growth.

Single base substitutions for the amino acid valine at codon 600 in the BRAF gene are known as V600 or Class I mutations, and when those V600 mutations result in substitution of glutamic acid for valine, they are referred to as V600E mutations. BRAF mutations occur in approximately 15% of all cancers, and approximately 70% to 90% of BRAF mutations are V600E mutations. Melanomas have been shown to contain a particularly high prevalence of BRAF mutations at 50%, of which greater than 90% are driven by a V600E mutation.

BRAF V600E mutants activate the MAPK pathway constitutively, meaning that cell proliferation is activated without receiving the extracellular proliferative signals necessary to activate the pathway normally. Constitutive activation occurs because BRAF V600E mutants are able to signal as a single protein, or monomer, while wild type BRAF proteins must form a complex of two proteins, or a dimer, before downstream signaling can occur. This constitutive activation leads to overactivation of the MAPK cell proliferation pathway, causing oncogenic cell proliferation and tumor growth. Approved small molecule inhibitors of BRAF V600E—vemurafenib, dabrafenib and encorafenib—block the constitutive activation of the MAPK pathway by the mutant BRAF monomer. However, BRAF inhibition with these molecules can lead to an alternative activation of the MAPK pathway, known as paradoxical activation. Under these conditions, BRAF inhibitors bind and inhibit BRAF V600E, but this inhibited form can form a protein dimer with other RAF proteins, including both wild type BRAF and BRAF mutants, activating the second molecule for signaling. This BRAF driven paradoxical activation activates, rather than inhibits, the MAPK pathway. BRAF inhibitors are frequently used in combination with MEK inhibitors, a protein downstream of BRAF in the MAPK pathway, which improves response rates and clinical outcomes. However, patients frequently do not respond sufficiently, or they develop resistance to this approach. Many known mechanisms of resistance to approved BRAF inhibitors result in the promotion of BRAF dimerization, and in these settings the BRAF inhibitors are ineffective.

We believe that targeted protein degradation of BRAF V600E offers the potential for a fundamental improvement over current BRAF inhibitors due to the advantages of degraders over inhibitors in general and because degrading mutant BRAF removes the possibility of incorporation into a BRAF dimer and subsequent paradoxical activation.

Melanoma

According to the National Cancer Institute, approximately 100,000 patients were diagnosed with melanoma in 2020 in the United States, and approximately 13% of those cases, or about 13,000 patients per year, will have locally advanced or metastatic disease. Moreover, approximately 50% of late-stage melanoma patients carry BRAF mutations, and approximately 90% of those are BRAF V600E mutations. Taken together, we estimate that there are over 5,000 incidents of newly diagnosed melanoma patients per year with BRAF V600E-mutated locally advanced or metastatic disease.

The recommended first-line treatment for patients with BRAF V600E-mutated unresectable or metastatic melanoma is anti-PD-1 monotherapy, such as pembrolizumab or nivolumab, or combination therapy with a BRAF inhibitor, such as dabrafenib, vemurafenib or encorafenib and a MEK inhibitor, such as astrametinib, cobimetinib or binimetinib. However, a significant number of patients undergoing this combination therapy do not sufficiently respond or have a durable response as resistance to the therapy occurs. Specifically, across several double-blind randomized controlled trials conducted by others evaluating BRAF and MEK inhibitor combination therapy in patients with previously untreated locally advanced or metastatic melanoma, median PFS has ranged from 9.9 to 14.9 months. After each of these lines of therapy is used, there are no approved single-agent therapies that effectively target BRAF. In preclinical models of resistance to BRAF inhibition, our degraders remained active when dosed in combination with a MEK inhibitor, in contrast to the approved BRAF inhibitor, encorafenib, which is inactive in this setting. Thus, a BRAF V600E degrader may be active clinically in the setting of resistance to approved BRAF inhibitors.

In preclinical studies, in the A375 BRAF V600E melanoma model, we have observed that one of our BRAF V600E degraders, CFT7977, showed deeper and more sustained response in comparison to the standard of care BRAF inhibitor, dabrafenib, as shown in the figure below.

In addition, two or our BRAF V600E degraders, CFT8442 and CFT8905, showed sustained activity in the A375 model encoding the NRAS Q61K activating mutation, in combination with the MEK inhibitor, trametinib, which is shown in the following figure. The NRAS Q61K activating mutation is a clinically observed mechanism of resistance to BRAF inhibitors. Both BRAF V600E degraders, in combination with trametinib, also showed improved activity compared to trametinib in combination with the BRAF V600E inhibitor, encorafenib.

We believe that our BRAF V600E degraders have the potential to improve upon current clinical outcomes, as our novel protein degraders could offer a potent and selective mechanism to degrade V600E-mutant BRAF and prevent constitutive activation and oncogenic cell proliferation. Furthermore, degrading BRAF V600E may offer a fundamental improvement over inhibiting BRAF V600E because degrading the mutant proteins with our approach may avoid the possibility of paradoxical activation.

RET Degrader Program

We are developing orally bioavailable degrading compounds of RET for the treatment of NSCLC, sporadic medullary thyroid cancers and other solid cancer indications. We have chosen RET because of its well-defined biology and the known drawbacks of RET protein inhibitors that we believe our degrader approach will be able to overcome. Our initial target population is relapsed/refractory patients with RET-altered cancers after treatment with RET inhibitors and we plan subsequently to pursue first-line treatment of RET-driven cancers. We believe our RET degrader has the potential to overcome resistance to standard of care RET inhibitors to effect deeper and more durable responses due to the unique advantages of protein degradation.

RET is a Well-Characterized Protein Target for Oncology with Known Resistance Mechanisms

RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET typically plays a role in normal development, but when mutated it can cause cancers, including NSCLC, medullary thyroid cancer and other solid tumors. Two RET-specific inhibitors have been developed to target these malignancies. Eli Lilly’s selpercatinib and Blueprint Medicines’ pralsetinib were recently approved, both as RET-specific kinase inhibitors to treat RET-altered NSCLC and medullary thyroid cancer. While these molecules showed in their Phase 2 trials that they are effective in the majority of the patients treated and generally well tolerated, patients are observed to relapse, at which point there are currently no approved targeted therapies.

The goal of our RET program is to design a degrader that covers the full landscape of observed and anticipated resistance mutants to current and emerging RET therapies in these relapsed/refractory patients. In particular, we have identified compounds that exhibit activity against the wild-type RET fusions and fusions encoding gatekeeper mutations, as well as similar potency and activity against a solvent front resistant mutant, or G810R, which is a mechanism of resistance to selpercatinib. We believe there may be an opportunity for our RET degrader as a viable alternative in front line therapy where we hope the RET degrader will effect deeper and more durable responses due to the advantages of a degrader over a standard protein inhibitor.

Non-Small-Cell Lung Cancer

Lung cancer, in particular NSCLC, is often driven by alterations in a single driver oncogene, making these tumors well suited for precision therapies. One such example is RET translocation, which is present in one percent to two percent of NSCLC. The NIH SEER Program estimated that there are approximately 10,000 incidents of RET-driven disease across lung, thyroid, and other cancers in the United States each year.

NSCLC patients with mutated or rearranged oncogene drivers can be treated with first-line selective inhibitors and achieve fairly high response rates and longer survival than with chemotherapy. However, in some cases, resistance develops to clinical RET inhibitors, due to mechanisms including new RET mutations that make the inhibitors inactive. Our RET degraders are designed to overcome these types of mutations. We believe that our RET degraders have the potential to improve upon current clinical outcomes, as they could offer an alternative to RET inhibition that is less susceptible to resistance mechanisms and potentially able to achieve similar efficacy in front-line settings with an improved pharmacodynamic profile.

Preclinical Development

We have conducted preclinical experiments to characterize the activity profile of our RET degraders and have observed that they inhibit tumor growth comparably to the leading RET inhibitors, selpercatinib and pralsetinib, and retain activity in the setting of the solvent front mutation, G810R. As shown in the figure below, one of our RET degraders, CFT2521, with daily intravenous, or IV, dosing, has comparable activity to both selpercatinib and pralsetinib dosed orally twice a day in the KIF5B:RET fusion murine xenograft model. We are working to identify RET degraders with similar activity using oral dosing.

Vehicle (IV QD)
BLU-667, 30 mg/kg (PO BID)
LOXO-292, 50 mg/kg (PO BID)
CFT2521, 75 mg/kg (IV QD)
KIF5B:RET tumor volume (mm3)
800
600
400
200
0
0
2
4
6
8
10
12
14
Days

We intend to identify a drug candidate, file an IND with the FDA, and begin a Phase 1 trial in patients with RET-altered tumors by the end of 2022.

Our Other Discovery Programs

In addition to the programs discussed above, we are also progressing several other discovery-stage pipeline programs. In line with our strategy, we assess on a target-by-target basis whether our degraders would provide a compelling and differentiated approach over standard of care or other approaches to the same disease and are consistent with our focus on minimizing biology and toxicity risk and focusing on high unmet medical need, including rare diseases. These early-stage discovery programs include compounds that have already shown the ability to cross the blood-brain barrier in preclinical models, and we are also evaluating degraders for additional oncology targets. Our discovery programs are a combination of internal programs, over which we have full control and ownership, and programs in collaboration with our partners. One of these internal discovery programs is our EGFR degrader program, which reverted to us from Roche in November 2020, as is more fully described below in the section entitled “Collaborations and License Agreements—Roche Amended and Restated License Agreement” below. With that program now back within our control, we are currently in the process of assessing the EGFR treatment landscape and determining the appropriate next steps for this program.

Collaborations and License Agreements

Roche Amended and Restated License Agreement

In March 2016, we entered into a license agreement with Roche, which was amended in June 2016 and amended further in March 2017. We further amended and restated that agreement (as so amended) in December 2018. We refer to this amended and restated agreement as the Roche Agreement. Under the Roche Agreement, we agreed to collaborate with Roche in the research, development, manufacture and commercialization of target-binding small molecules using our proprietary TORPEDO platform for the treatment of cancers and other indications. In November 2020, we signed a further amendment to the Roche Agreement that provides a mechanism through which we and Roche can mutually agree to terminate the Roche

Agreement on a target-by-target basis by the entry into a mutual target termination agreement. Upon a termination of this nature, the Roche Agreement, as amended, provides that all rights in know-how and intellectual property in support of products that use inhibition as their mode of action, referred to as the Roche Field, will revert to Roche and all rights in respect of know-how and intellectual property in support of products that use degradation as their mode of action, referred to as the C4T Field, will revert to us. Further, this amendment states that, following the entry into a mutual target termination agreement, Roche will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the Roche Field and we will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the C4T Field. In support of this allocation of rights, under the amendment, Roche provided us, and we provided Roche, with a perpetual, irrevocable, fully paid up, exclusive (even as to party granting the license), sublicensable (including in multiple tiers) license to the patents that are allocated to a party under the mutual target termination agreement and a perpetual, irrevocable fully paid up, non-exclusive, sublicensable (including in multiple tiers) license to the know-how that is allocable to a party under the mutual termination agreement. Finally, through the entry into this amendment, we and Roche mutually agreed to terminate the Roche Agreement as to the target EGFR. As a result, Roche is now free to pursue the target EGFR in the Roche Field and we are free to pursue the target EGFR in the C4T Field and all rights in and responsibility for know-how and intellectual property related to EGFR in the Roche Field reverted to the Roche parties and all rights in and responsibility for know-how and intellectual property related to EGFR in the C4T Field reverted to us, with Roche assigning the patents in the C4T Field to us.

Under the terms of the Roche Agreement, we are responsible for conducting preclinical research and development activities for a number of targets selected by Roche in accordance with a target selection and replacement procedure set forth in the agreement. We are also responsible for conducting Phase 1 clinical trials for products directed to certain targets and for manufacturing activities in connection with the applicable research plans, subject to Roche’s right to assume manufacturing responsibilities at pre-defined times. We and Roche each share in the costs of these research activities.

Under the Roche Agreement, we granted Roche an exclusive option to obtain an exclusive, worldwide license, with the right to sublicense through multiple tiers to develop and commercialize products directed at each target that is subject to the collaboration. Upon the exercise of its option for a particular target, Roche is responsible for the manufacture, development and commercialization of products directed to that target, at its sole expense. However, we have the option to co-develop products directed to certain targets, in which case we would be responsible for a portion of the development costs associated with such co-developed products and eligible to receive increased royalties on sales of such co-developed products. We also have an option to co-detail products for which have exercised our co-development option. If we exercise our co-detail option, we will be responsible for a portion of the co-detailing costs. We generally have the right to opt out of these co-development and co-detailing activities.

Upon signing the Roche Agreement, we received upfront consideration of $40.0 million from Roche. In addition, we receive annual research funding from Roche for each active research plan and we are eligible to receive additional payments upon the achievement of pre-determined research and development success criteria with respect to certain targets. If Roche exercises its option right for a target, Roche is obligated to pay an exercise fee ranging from $7.0 million to $20.0 million, depending on the target. For each target option exercised by Roche, we are eligible to receive milestone payments up to a range of $260 million to $275 million upon the achievement of certain research, development and commercial milestones with respect to corresponding products, subject to certain reductions and exclusions based on intellectual property coverage. Roche is also required to pay us up to $150 million per target in one-time sales-based milestone payments upon the achievement of specified levels of net sales of a product directed to such target. Finally, we are eligible to receive tiered royalties ranging from mid-single digit to mid-teen percentages on net sales of products sold by Roche pursuant to its exercise of its option rights, subject to certain reductions. For sales of products for which we exercise our co-development right, the applicable royalty rates will be increased by a low-single digit percentage.

Unless earlier terminated, the Roche Agreement expires on the date when no royalty or other payment obligations under the Roche Agreement are or will become due. We and Roche each may terminate the Roche Agreement in its entirety or on a target-by-target or product-by-product basis and, in our case, on a country-by-country basis, for the other party’s uncured material breach of its obligations under the Roche Agreement or upon the other party’s bankruptcy, insolvency or similar proceedings. Roche may terminate the Roche Agreement for convenience on a target-by-target, product-by-product or country-by-country basis. In the event we are acquired by a competitor of Roche, Roche has the right to require us to terminate our research, development and co-detailing activities under the Roche Agreement, after which time we would not be eligible to receive payments for such terminated activities.

Calico License Agreement

In March 2017, we entered into a Collaboration and License Agreement, or the Calico Agreement, with Calico, whereby we agreed to collaborate with Calico to discover, develop and commercialize small molecule protein degraders for diseases of aging, including cancer.

Under the Calico Agreement, we and Calico each agreed to conduct joint research activities with respect to a number of targets selected by Calico in accordance with a target selection and replacement procedure set forth in the agreement. During the research term, which ends in March 2022, Calico is responsible for the costs of these research activities and has the right to approve targets for advancement to lead optimization activities to be carried out by the parties under the corresponding research plans.

Upon the completion of our research activities for each target selected by Calico for lead optimization activities, Calico is responsible for, and agrees to use commercially efforts to carry out, all further pre-clinical development, regulatory affairs, manufacturing and commercialization for products directed against each such target. We refer to these products as Collaboration Products. We granted Calico an exclusive license to manufacture and commercialize Collaboration Products under certain of our intellectual property rights.

Under this agreement, Calico paid us an upfront amount of $5.0 million and certain annual payments totaling $5.0 million through December 31, 2020. Upon successful nomination of a target following a target evaluation phase and initiation of the applicable research plan, we are eligible to receive target initiation payments from Calico. For each target, we are eligible to receive research, development and commercial milestone payments totaling up to $132.0 million. Calico is also required to pay one-time sales-based milestone payments aggregating up to $65.0 million upon the achievement of specified levels of net sales of a product directed to such target, subject to a reduction based on intellectual property coverage. We are also eligible to receive royalty payments on the net sales of Collaboration Products, at percentages in the mid-single digits, subject to certain reductions.

Unless terminated earlier, the Calico Agreement expires on the date when no royalty or other payment obligations under the Calico Agreement are or will become due. We and Calico each may terminate the Calico Agreement in its entirety or on a target-by-target or product-by-product basis and, in our case, on a country-by-country basis, for the other party’s uncured material breach of its obligations or its bankruptcy or insolvency. Calico may terminate the Calico Agreement for convenience in its entirety or on a target-by-target or country-by-country basis, subject to reimbursement of costs and return of materials.

Biogen Collaborative Research and License Agreement

In December 2018, we entered into a collaborative research and license agreement, or the Biogen Agreement, with Biogen, whereby we agreed to collaborate with Biogen and use our proprietary protein degrader platform to research, develop and identify small molecule protein degraders. In February 2020, we entered into an amendment to the Biogen Agreement that provided further clarity around Biogen’s ownership of target binding moieties, which are portions of molecules, and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provides that Biogen licenses to us rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement.

Under the Biogen Agreement, we granted Biogen an exclusive license under our intellectual property, with the right to sublicense through multiple tiers, (a) for the purpose of performing candidate development activities in accordance with research and development plans agreed upon by the parties and (b) for the purpose of exploiting all degraders and products for any use in the world.

Under the terms of the Biogen Agreement, we are responsible for conducting research and development activities for a number of targets selected by Biogen in accordance with a target selection and replacement procedure set forth in the agreement. We are required to provide all resources necessary to perform candidate development activities, perform those activities with reasonable care and skill and in accordance with applicable law and the Biogen Agreement and use diligent efforts to complete the activities as set forth in the applicable development plan and deliver to Biogen a certain number of degraders directed to each target that meet a range of pre-defined criteria. We and Biogen are also responsible for research activities designed to inform Biogen’s target selection process, for which Biogen will pay for its own costs and will reimburse our costs up to a certain amount.

Upon Biogen’s commencement of the IND-enabling study for a degrader directed towards each target selected by Biogen, Biogen is responsible for, and agrees to use commercially reasonable efforts to carry out, all further development, regulatory affairs, manufacturing and commercialization for at least one product directed against each such target in certain territories.

Upon execution of the Biogen Agreement, Biogen paid us an upfront payment of $45.0 million as prepayment for candidate development activities, and if Biogen elects to extend the collaboration term by a pre-determined period and obtain the right to elect a certain number of additional targets, we are eligible for an additional payment of $62.5 million. Upon Biogen’s receipt of degraders directed to each target that satisfy pre-defined criteria, we are eligible to receive payments ranging from $2.0 million to $5.0 million per target. Upon Biogen’s commencement of the first IND-enabling study for a development candidate directed towards each target, Biogen is required to pay us $8.0 million. For each target, Biogen is required to pay us (a) development and commercialization milestone payments totaling up to $35.0 million and (b) sales milestone payments totaling up to $26.0 million for the achievement of certain amounts of net sales of all products directed to such target, each subject to certain reductions. The total development, commercialization and sales milestone payments will increase if Biogen extends the collaboration term and elects additional targets. In addition, Biogen is required to pay us royalties on a product-by-product and country-by-country basis on the net sales of each product, at percentages in the mid-single digits, subject to certain reductions.

Unless earlier terminated, the Biogen Agreement expires on the date of the last product-by-product and country-by-country basis upon the expiration of the last-to-expire valid claim of a patent right covering the composition of matter of method of use in the approved label of the applicable product in the applicable country. We and Biogen each may terminate the Biogen Agreement (a) with respect to one or more development candidates, products or collaboration targets or, only in the case of Biogen, the entire agreement, for the other party’s uncured material breach of its obligations and (b) in its entirety upon the other party’s bankruptcy, insolvency or similar proceedings. Biogen may also terminate the Biogen Agreement in its entirety or with respect to one or more development candidates, products or collaboration targets for convenience.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, expertise, scientific knowledge and intellectual property estate provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Not only must we compete with other companies that are focused on protein degradation, but any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement.

Our focus is on the discovery and development of protein degradation therapies using our TORPEDO platform. Other companies developing chimeric small molecules for protein degradation include Arvinas, Inc., BioTheryX, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Kymera Therapeutics, Inc, Lycia Therapeutics, Inc., Monte Rosa Therapeutics, Inc., NeoMorph, Inc., Nurix Therapeutics, Inc., and Vividion Therapeutics, Inc.. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen, AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies. For example, we understand that Adaptimmune Limited, Foghorn Therapeutics, Inc. and GlaxoSmithKline plc are pursuing the development of therapies for patients with synovial sarcoma.

Our lead product candidates target oncologic indications. The most common methods of treating patients in oncologic indications are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, cellular therapy and targeted drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently approved drug therapies are branded and subject to patent protection and others are available on a generic basis. Many of these approved drugs are therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies are all limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

In addition to currently marketed drugs, there are also several product candidates in preclinical development for the treatment of oncologic indications. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

If any of our product candidates are approved for the indications for which we expect to conduct clinical trials, they will compete with the foregoing therapies and currently marketed drugs, as well any drugs potentially in development. It is also possible that we will face competition from other biologic or pharmaceutical approaches, as well as from other types of therapies.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

The key competitive factors affecting the success of all our programs, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition and availability of reimbursement.

Manufacturing

We do not own or operate and currently have no plans to establish any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for both drug substance and finished drug product.

We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term committed supply arrangements with respect to our product candidates and other materials. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements. For additional information, see the section titled “Risk Factors—Risks Related to Dependence on Third Parties—Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.”

All of our drug candidates are organic compounds of low molecular weight, which are often referred to in the biopharmaceutical community as small molecules, but our BiDAC degraders tend to be larger than traditional small molecule therapeutics. We have selected these compounds not only on the basis of their potential clinical activity and tolerability, but also for their relative ease of synthesis and reasonable cost of goods. In particular, CFT7455 and CFT8634 are manufactured using reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost effectively at contract manufacturing facilities.

Commercialization Plans

We have not yet established our own commercial organization or distribution capabilities because our product candidates are still in preclinical development, with our lead candidates expected to enter the clinic in 2021. We have retained full commercialization rights for all of our programs in development other than those subject to our collaboration agreements. If any of our product candidates receive marketing approval, we will need to develop a plan to commercialize them in the United States and other key markets. We currently anticipate that we would build our own focused, specialized sales and marketing organization to support the commercialization in the United States of product candidates for which we receive marketing approval and that can be commercialized with such capabilities. We expect to utilize a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in markets outside the United States or for situations in which a larger sales and marketing organization is required.

As product candidates advance through our pipeline, our commercial plans may change. Some of our research programs target potentially larger indications. Data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our strategies in the United States, Europe and the rest of the world.

Intellectual Property

Our commercial success depends in part upon our ability to secure and maintain patent and other proprietary protection for our protein degradation technologies, including our TORPEDO platform, our solely-owned product candidates, our product candidates co-owned with Roche and know-how related to our business. To protect our core technology and products, we will need to successfully prosecute, defend and, if necessary, enforce our intellectual property rights, including, in particular, our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, pharmaceutical compositions, methods of use, including combination therapies, processes of manufacture and process intermediates, where relevant. We continually assess and refine our intellectual property strategies as we develop new technologies and product candidates. We currently plan to file additional patent applications based on our intellectual property strategies, where appropriate, including where we seek to adapt to competition or to improve our business opportunities.

The patent positions for biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. Further, the laws governing the protection of intellectual property may change over time due to the issuance of new judicial decisions or the passage of new laws, rules or regulations. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and its scope can be reinterpreted and challenged even after issuance. As a result, we cannot guarantee that any of our product candidates will be protected or remain protectable by valid, enforceable patents. We also cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (referred to as a patent term extension) or by delays encountered during patent prosecution that are caused by the United States Patent and Trademark Office (referred to as patent term adjustment). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the ordinary expiration date of one patent that covers the approved drug or its use. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the United States cannot extend the term of a patent beyond a total of 14 years from the date of product approval and only one patent covering an approved drug or its method of use may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks may also be available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions for our products on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether extensions of this nature should be granted and, even if granted, the length of these extensions. Further, even if any of our patents are extended or adjusted, those patents, including the extended or adjusted portion of those patents, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Patents and Patent Applications

As of December 31, 2020, in total, we solely owned three issued U.S. patents, twenty-one U.S. patent applications (which include provisional and U.S. utility applications), six patent applications filed under the Patent Cooperation Treaty and over thirty patent applications that are pending in foreign countries.

As of December 31, 2020, as part of our collaboration with Roche, we co-own one U.S. patent application, two patent applications filed under the Patent Cooperation Treaty and one patent application pending in Europe.

Our patent portfolio is generally organized into two categories: platform patent filings designed to cover inventions generated through our proprietary TORPEDO platform and protein target-specific product candidate filings, each of which categories is described in more detail below.

TORPEDO Platform

We solely own our platform patent estate, which, has been designed using our proprietary TORPEDO platform. As of December 31, 2020, our platform patent portfolio included three issued U.S. patents, thirteen pending U.S. patent applications, four patent applications filed under the Patent Cooperation Treaty and more than twenty pending foreign patent applications. This patent portfolio covers a variety of our toolbox ligands that bind to the Cereblon E3 ubiquitin ligase, or CRBN, either alone, as part of a MonoDAC molecule, or as part of a BiDAC molecule that includes a protein ligand to a disease-modifying protein target.

Specifically, this platform consists of sixteen patent families covering the TORPEDO platform with composition of matter claims directed to various classes of CRBN ligands and degraders derived therefrom, as well as claims to associated methods of use, pharmaceutical compositions and processes of manufacture. Patent applications for several of these patent families have been filed in the United States, China and Europe. Patents in these families, if issued and maintained, will expire between 2037 and 2041, without taking potential patent term extensions or adjustments into account.

Product Candidates Solely Owned by Us

Our patent applications directed to our solely-owned product candidates are focused on composition of matter, pharmaceutical composition, method of use and process of manufacture claims covering novel compounds designed to degrade specific proteins. As of December 31, 2020, we solely owned eight U.S. patent applications and two patent applications filed under the Patent Cooperation Treaty covering our solely-owned product candidates.

Specifically, as of December 31, 2020, we solely owned three patent families presenting composition of matter and pharmaceutical composition claims to compounds that cause the degradation of the IKZF1/3 protein target, as well as associated methods of use to treat cancer and processes of manufacture. Two of these patent families include claims directed to compositions of matter generally and specifically covering CFT7455, one of our lead product candidates and associated methods of use, which if issued and maintained through the payment of all required fees, will expire in 2040 and 2041, respectively, without regard to any possible patent term extensions or adjustments. The third patent family covering our IKZF1/3 degraders is directed to a separate genus than that covered in the previous two families and, if granted and maintained through the payment of all required fees, will expire in 2039, without regard to any possible patent term extensions or adjustments.

As of December 31, 2020, we solely owned two U.S. patent applications, with claims directed to compositions of matter covering our BRD9 degraders, including our CFT8634 product candidate, and associated pharmaceutical compositions, methods of use, and processes of manufacture. U.S. and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire in 2041, without regard to any possible patent term extensions or adjustments.

As of December 31, 2020, we solely owned one U.S. patent application with claims directed to compositions of matter covering our RET degraders and associated methods of use, pharmaceutical compositions and processes of manufacture. U.S. and foreign patents claiming priority to this patent application, if granted and maintained through the payment of all required fees, will expire in 2041, without regard to any possible patent term extensions or adjustments.

As of December 31, 2020, we solely owned two U.S. patent applications, one PCT patent application and eleven foreign patent applications, with claims directed to compositions of matter covering our EGFR degraders and associated methods of use, pharmaceutical compositions and processes of manufacture. This portfolio of patent applications was previously co-owned with Roche and exclusive ownership of this intellectual property was transferred from Roche to us in connection with our entry into an amendment to the Roche Agreement in November 2020. U.S. and foreign patents claiming priority to this patent application, if granted and maintained through the payment of all required fees, will expire between 2038 and 2040, without regard to any possible patent term extensions or adjustments.

Product Candidates Co-owned with Roche

As of December 31, 2020, we co-owned one U.S. patent application with Roche, two patent applications filed under the Patent Cooperation Treaty and one patent application filed in foreign countries pertaining to our product candidates. Our rights to these patent applications are governed by the Roche Agreement, which is described above. above.

Target Platform Collaborations

We work with three strategic partners to expand our platform potential: Roche, Calico and Biogen. Under the agreements with each of these partners, we generally assign our solely or co-invented patent rights in development candidates to the applicable partner in exchange for financial benefits in the products under development under those agreements

Trade Secrets

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive advantage. Under the agreements we enter into with our employees and consultants who are identified on any company-owned patent applications assign any rights they may have in any such patent application to us. We also rely on confidentiality or other agreements with our employees, consultants and other advisors to protect our proprietary information. Our policy is to require third parties that receive material confidential information to enter into confidentiality or other agreements with us that contain appropriate protections for our confidential and trade secret information.

Trademarks

We own various registered and unregistered trademarks in the United States and overseas, including C4 THERAPEUTICS, our housemark logo, the name of our TORPEDO platform, and the names of our BIDAC degrader and MONODAC degrader products.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, packaging, recordkeeping, tracking, approval, import, export, distribution, advertising and promotion of our products.

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve a pending NDA, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal tests that must be conducted in accordance with GLPs;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin;
•	approval by an independent institutional review board, or IRB, for each clinical site or centrally before each trial may be initiated;
•

adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended use, performed in accordance with good clinical practices, or GCPs;

•	submission to the FDA of an NDA and payment of user fees;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with current good manufacturing practices, or cGMP, and GCP;
•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data; and
•	FDA review and approval of an NDA to permit commercial marketing for particular indications for use.

The testing and approval process requires substantial time, effort and financial resources.

Preclinical Studies

Preclinical studies include laboratory evaluation of drug substance chemistry, pharmacology, toxicity and drug product formulation, as well as animal studies to assess potential safety and efficacy. Prior to commencing the first clinical trial with a product candidate, a sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data and any available clinical data or literature, among other required information, to the FDA as part of an IND. Some preclinical studies may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the conduct of the clinical trial and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, as well as amendments to previously submitted clinical trials. Further, an independent IRB for each institution participating in the clinical trial must review and approve the plan for any clinical trial, its informed consent form and other communications to study subjects before the clinical trial commences at that site. The IRB must continue to oversee the clinical trial while it is being conducted, including any changes to the study plans.

Regulatory authorities, an IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements or if the drug has been associated with unexpected serious harm to subjects. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Human clinical trials are typically conducted in three sequential phases that may overlap.

•

Phase 1—Studies are initially conducted to test the product candidate for safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism, distribution and excretion in healthy volunteers or subjects with the target disease or condition. If possible, Phase 1 clinical trials may also be used to gain an initial indication of product effectiveness.

•

Phase 2—Controlled studies are conducted with groups of subjects with a specified disease or condition to provide enough data to evaluate the preliminary efficacy, optimal dosages and dosing schedule and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expansive Phase 3 clinical trials.

•

Phase 3—These clinical trials are generally undertaken in larger subject populations to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded subject population at multiple clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. These clinical trials may be done at trial sites outside the United States as long as the global sites are also representative of the U.S. population and the conduct of the study at global sites comports with FDA regulations and guidance, such as compliance with GCPs.

Typically, clinical trials are designed in consultation with the FDA or foreign regulatory authorities during these development phases. The indications under development can influence the study designs employed during the conduct of clinical trials, such as for a first-line cancer treatment indication which may require head-to-head data demonstrating clinical superiority or non-inferiority to currently available therapies. The timeline for first-line cancer indication development programs may also be longer than for indications sought in third-line treatment or beyond due to a desire for regulatory authorities to expedite access to later-line treatments for those whose cancer has progressed despite available and earlier-line treatments. As such, many new oncology products initially seek an indication in treatment for third-line treatment, a smaller available treatment population in any oncology indication, and any later approvals sought for those products in earlier lines of treatment which target a larger treatment population might require the conduct of additional clinical trials.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 trials may be made a condition to be satisfied after approval. The results of Phase 4 trials can confirm the effectiveness of a product candidate and can provide important safety information.

Clinical trials must be conducted under the supervision of qualified investigators in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial and the review and approval of the study by an IRB. Investigators must also provide information to the clinical trial sponsors to allow the sponsors to make specified financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated and a statistical analysis plan. Information about some clinical trials, including a description of the trial and trial results, must be submitted within specific timeframes to the NIH for public dissemination on their website. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur.

The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country, as well as U.S. export requirements under the FDCA. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and the IRB and more frequently if serious adverse effects occur.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, orphan drug designation, accelerated approval and priority review, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

Under the fast track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for rolling review of NDA components before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the NDA. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. The FDA may decide to rescind the fast track designation if it determines that the qualifying criteria no longer apply.

In addition, a sponsor can request breakthrough therapy designation for a drug if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for intensive guidance from the FDA on an efficient drug development program, organizational commitment to the development and review of the product, including involvement of senior managers, and, like fast track products, are also eligible for rolling review of the NDA. Both fast track and breakthrough therapy products may be eligible for accelerated approval and/or priority review, if relevant criteria are met.

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A drug candidate approved on this basis is subject to rigorous post marketing compliance requirements, including the completion of Phase 4 or post approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post approval studies or confirm a clinical benefit during post marketing studies will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by the FDA.

Once an NDA is submitted for a product intended to treat a serious condition, the FDA may assign a priority review designation if FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under the Prescription Drug User Fee Act, or PDUFA, guidelines. Under the current PDUFA performance goals, these six- and ten-month review periods are measured from the 60-day filing date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review from the date of submission.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on responding to requests for expanded access. Furthermore, fast track designation, breakthrough therapy designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

NDA Submission and Review by the FDA

Assuming successful completion of the required clinical and preclinical testing, among other items, the results of product development, including chemistry, manufacture and controls, nonclinical studies and clinical trials are submitted to the FDA, along with proposed labeling, as part of an NDA. The submission of an NDA requires payment of a substantial user fee to the FDA. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in some circumstances. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce and the applicant, including its affiliates, is submitting its first marketing application.

In addition, under the Pediatric Research Equity Act, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.

The FDA must refer applications for drugs that contain active ingredients, including any ester or salt of the active ingredients, that have not previously been approved by the FDA to an advisory committee or provide in an action letter a summary of the reasons for not referring it to an advisory committee. The FDA may also refer drugs which present difficult questions of safety, purity or potency to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontracts, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs.

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has set the review goal of 10 months from the 60-day filing date to complete its initial review of a standard NDA for a new molecular entity, or NME, and make a decision on the application. For priority review applications, the FDA has set the review goal of reviewing NME NDAs within six months of the 60-day filing date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal and the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding the submission during the review period that amends the original application.

Once the FDA’s review of the application is complete, the FDA will issue either a Complete Response Letter, or CRL, or approval letter. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing or other information or analyses in order for the FDA to reconsider the application in the future. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, require post-marketing testing and surveillance to monitor safety or efficacy of a product and/or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The FDA may prevent or limit further marketing of a product or impose additional post-marketing requirements, based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements, FDA notification and FDA review and approval. Further, should new safety information arise, additional testing, product labeling or FDA notification may be required.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed or may include contraindications, warnings or precautions in the product labeling, which has resulted in a boxed warning. A boxed warning is the strictest warning put in the labeling of prescription drugs or drug products by the FDA when there is reasonable evidence of an association of a serious hazard with the drug. The FDA also may not approve the inclusion of all labeling claims sought by an applicant. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

U.S. Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including periodic reporting, product sampling and distribution, advertising, promotion, drug shortage reporting, compliance with any post-approval requirements imposed as a conditional of approval such as Phase 4 clinical trials, REMS and surveillance, recordkeeping and reporting requirements, including adverse experiences.

After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program fee requirements for approved products, as well as new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and to list their drug products and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMPs and other requirements, which impose procedural and documentation requirements.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in withdrawal of marketing approval, mandatory revisions to the approved labeling to add new safety information or other limitations, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMS program, among other consequences.

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are consistent with the FDA approved labeling. Physicians, in their independent professional medical judgement, may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. However, manufacturers and third parties acting on their behalf are prohibited from marketing or promoting drugs in a manner inconsistent with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Failure to comply with any of the FDA’s requirements could result in significant adverse enforcement actions. These include a variety of administrative or judicial sanctions, such as refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, debarment, injunctions, fines, consent decrees, corporate integrity agreements, refusals of government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment. It is also possible that failure to comply with the FDA’s requirements relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. Any of these sanctions could result in adverse publicity, among other adverse consequences.

U.S. Marketing Exclusivity

The FDA provides periods of non-patent regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to new chemical entities, or NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds or other noncovalent bonds not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound) or clathrate (i.e., a polymer framework that traps molecules) of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed.

Regulation outside the United States

We will be subject to similar foreign laws and regulations concerning the development of our product candidates outside of the United States.

Other Healthcare Laws

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency and patient data privacy and security laws and regulations, including but not limited to those described below.

•

The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bride or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward or in return for, either the referral of an individual for, or the purchase order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, which prohibit individuals or entities from, among other things, knowingly presenting or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

•

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made and investment and ownership interested held in the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•

Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to drug pricing and payments and other transfers of value to physicians and other healthcare providers and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

In addition, pharmaceutical manufacturers may also be subject to federal and state consumer protection and unfair competition laws and regulations, which broadly regulate marketplace activities and that potentially harm consumers.

The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The full scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which, among other things, included changes to the coverage and payment for products under government health care programs. The ACA included provisions of importance to our potential product candidate that:

•

created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

•

expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

There remain numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, and the Trump Administration has issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or biologics. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, effective as of January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain of the ACA’s mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act, or TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. These reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change, which was effective as of January 1, 2019. More recently, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing the safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these and other measures may require additional authorization to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the ongoing COVID-19 pandemic.

On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

Employees and Human Capital Resources

As of December 31, 2020, we had 99 full-time employees, including 62 employees with an M.D. and/or Ph.D. degree. Of these full-time employees, 80 employees were engaged in research and development activities and 19 employees were engaged in general and administrative activities. We presently have nine senior leaders, five of whom serve as executive officers, one of whom is a consultant. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We believe that our future success depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. As part of our promotion and retention efforts, we also invest in ongoing development.

Our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce, from working with managers to develop strategies for building diverse teams to promoting the advancement of leaders from different backgrounds.

In January 2020, Kelly Schick was appointed as our Chief People Officer to lead our Human Resources function. In this role, in addition to other areas of focus, Ms. Schick will focus on human capital, oversee our employee engagement and retention, and foster and develop our culture.

Corporate Information

We were incorporated in October 2015 under the laws of the State of Delaware. Our principal executive offices are located at 490 Arsenal Way, Suite 200, Watertown, Massachusetts 02472, and our telephone number is (617) 231-0700. We have one wholly owned subsidiary, C4T Securities Corporation, a Massachusetts corporation.

Available Information

Our website address is www.c4therapeutics.com. Information on our website is not incorporated by reference herein. We will make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site, http://www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are posted on our website, www.c4therapeutics.com, under the heading “Corporate Governance” and are available in print to any person who requests copies by contacting us by calling (617) 231-0700 or by writing to C4 Therapeutics, Inc., 490 Arsenal Way, Suite 200, Watertown, Massachusetts 02472.

We intend to use press releases, our company website, including our Investor Relations website, and our LinkedIn, Twitter, and Instagram accounts, which are listed below, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

www.linkedin.com/company/c4-therapeutics-inc.

twitter.com/c4therapeutics

www.instagram.com/c4therapeutics

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K, in evaluating our company. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

We are an early-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.

We are an early-stage biopharmaceutical company with limited operating history. Our net loss was $66.3 million and $34.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $183.8 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including our initial public offering, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates and expect to initiate our first clinical trial in the first half of 2021. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•

initiate, conduct, and complete a planned first-in-human Phase 1/2 clinical trial of our lead product candidate, CFT7455, in patients with multiple myeloma, or MM, or non-Hodgkin lymphomas, or NHLs, such as peripheral T cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL;

•	initiate, conduct, and complete a planned first-in-human Phase 1/2 clinical trial of our second lead product candidate, CFT8634, in patients with synovial sarcoma or SMARCB1-deleted solid tumors;
•

leverage our TORPEDO platform to identify and then advance additional product candidates into preclinical and clinical development, including, without limitation, product candidates arising out of our BRAF, RET and EGFR programs;

•	expand the capabilities of our TORPEDO platform;
•	initiate, conduct and successfully complete later-stage clinical trials;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our ongoing research and development and potential future commercialization efforts.

Further, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company.

Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform trials in addition to those that we currently expect, or if we experience any delays in establishing appropriate manufacturing arrangements for, completing our clinical trials or the clinical development of any of our product candidates.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we prepare for and initiate, conduct, and complete our planned first-in-human Phase 1/2 clinical trials of CFT7455 and CFT8634, advance our TORPEDO platform and continue research and development and initiate clinical trials of, and potentially seek marketing approval for, our current and future preclinical programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Further, we expect to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents, and marketable securities of approximately $371.7 million as of December 31, 2020. We believe that these funds, combined with anticipated payments from collaboration partners, will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing, progress, costs and results of our planned first-in-human Phase 1/2 clinical trials for CFT7455 and CFT8634 and any future clinical development of CFT7455 and CFT8634;
•

the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs, including, without limitation, product candidates arising out of our BRAF, RET and EGFR programs;

•	the number and development requirements of other product candidates that we pursue;
•	the success of our ongoing collaborations with Biogen, Roche and Calico;
•	the costs, timing and outcomes of regulatory review of our product candidates;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval and the timing of the receipt of any such revenue;
•	any delays or interruptions, including due to the COVID-19 pandemic, that we experience in our preclinical studies, clinical trials and/or supply chain;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•

our ability to establish collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our product candidates.

Our current cash, cash equivalents, and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval. As a result, we will need to raise substantial additional capital to complete the development and commercialization of our product candidates. Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Adequate additional funds may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We commenced operations in 2015 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. While we anticipate commencing a clinical trial of CFT7455 during the first half of 2021, at this time, all of our other product candidates are still in preclinical development or in the discovery stage. We have not yet demonstrated our ability to successfully initiate or complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.

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

The COVID-19 pandemic, which began in December 2019 and remains ongoing, has spread worldwide and caused governments worldwide to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, business shutdowns and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. While COVID-19 vaccines are now being distributed in the United States and around the world, it will take time to widely administer the vaccines and achieve herd immunity locally and globally. Further, new strains of COVID-19 have accelerated and expanded the spread of this outbreak. As a result, the future progression of the outbreak and its effects on our business and operations, as well as the potential timing of a return to a new normal, remain uncertain. In addition, any delays in foreign shipments coming into the United States could also impact our preclinical study or clinical trial plans.

We and our CMOs and contract research organizations, or CROs, may face disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. For example, because of ongoing efforts to address the pandemic, we may face disruptions in procuring items that are essential for our research and development activities, including, due to shortages arising in raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials or animals that are used for preclinical testing. We and our CROs and CMOs may face disruptions related to our clinical trials arising from potential delays in IND-enabling studies, manufacturing disruptions and/or the ability to obtain necessary IRB or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing.

For example, in March 2020, due to COVID-19, we closed the office and laboratory spaces in our Watertown, Massachusetts facility and transitioned our employees to work from home. During the spring of 2020, we also experienced closures at the locations of some of our Indian CROs due to local lockdown requirements. These shutdowns resulted in delays to our preclinical studies. Due to the COVID-19 pandemic, we have also seen the risk of delays in production of components used to manufacture our lead degrader candidates increase due to previous delays at one of our China-based manufacturers, which we remediated by working with that manufacturer to change the location of future work to another of the manufacturer’s sites. In June 2020, we reopened our office location to enable a subset of our employees – those whose work can only be performed in our laboratories – to return to the office, and we have required our remaining employees to continue working from home, an arrangement that we expect will continue for some time. While the ongoing impact of this pandemic is uncertain, we believe the redundancies we have in place between our China and India based CROs and our Watertown, Massachusetts-based laboratory staff, as well as the transition of the majority of our employees to remote work arrangements, have mitigated the impact of these disruptions on our business.

The response to the COVID-19 pandemic may result in the redirection of resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. For example, since March 2020, foreign and domestic inspections by FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for issuing any future marketing approvals and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of June 23, 2020, the FDA also noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals, including for oncology product development with its staff teleworking full-time. However, FDA may not be able to continue its current pace and review timelines could be extended. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

While we were successfully able to raise capital twice during 2020, the pandemic has caused significant disruptions in the financial markets and may continue to cause these types of disruptions, which could impact our ability to raise additional funds through public offerings and may also contribute to volatility in our stock price and otherwise impact trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could adversely affect our business prospects, financial condition and results of operations. Any significant disruption of global financial markets, reducing our ability to access capital, could negatively affect our liquidity and ability to continue operations.

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

In June 2020, we entered into a credit agreement and guaranty, or the Credit Agreement, with Perceptive Credit Holdings III, LP, or Perceptive Credit, an affiliate of Perceptive Advisors LLC, or Perceptive Advisors, which is one of our significant stockholders. The Credit Agreement provides for a $20.0 million senior secured delayed draw term loan facility, or the Delayed Draw Loan Facility. The Credit Agreement is secured by a lien on substantially all of our and our subsidiaries’ assets, including, but not limited to, shares of our subsidiaries, our current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment and contract rights. The Credit Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are subject to customary exceptions, limit our ability to, without Perceptive Credit’s prior written consent, effect any of the following, among other things:

•	sell, lease, transfer or otherwise dispose of certain assets;

•	acquire another company or business or enter into a merger or similar transaction with third parties;
•	incur additional indebtedness;
•	make investments;
•	enter into certain inbound and outbound licenses of intellectual property, subject to certain exceptions;
•	encumber or permit liens on certain assets; and
•	pay dividends and make other restricted payments with respect to our common stock.

Our board of directors or management team could believe that taking any one of these actions would be in our best interests and the best interests of our stockholders. If that were the case and if we were unable to complete any of these actions because Perceptive Credit does not provide its consent, that could adversely impact our business, financial condition and results of operations.

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

As of December 31, 2020, we drew down on $12.5 million of the Delayed Draw Loan Facility. Our ability to draw on the remaining Delayed Draw Loan Facility is contingent on our compliance with the covenants described above and certain other covenants. Even if we meet these conditions, we may elect not to draw on the remaining Delayed Draw Loan Facility.

In the event of a default under the Credit Agreement, including, among other things, our failure to make any payment when due or our failure to comply with any provision of the Credit Agreement, subject to customary grace periods, Perceptive Credit could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay the amounts due under the Credit Agreement, Perceptive Credit could proceed against the collateral granted to it to secure this indebtedness, which could have an adverse effect on our business, financial condition and results of operations.

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

Until the time, if ever, when we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Biogen, Roche and Calico, we do not currently have any committed external source of funds, other than our ability to draw on the Delayed Draw Loan Facility if the necessary preconditions have been satisfied. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of any securities we may issue in the future may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Pursuant to the Credit Agreement, we granted Perceptive Credit a warrant that now enables Perceptive Credit to purchase 338,784 shares of our common stock and Perceptive Credit could elect to exercise this warrant in the future. Covenants in the Credit Agreement impose certain limitations and obligations on us, including restrictions on our ability to incur additional debt and to enter into certain business combinations without Perceptive Credit’s prior written consent.

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

Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Very few small molecule product candidates using targeted protein degradation, such as those developed through our TORPEDO platform, have been tested in humans and none have been approved in the United States or Europe. The data underlying the feasibility of developing these types of therapeutic products is both preliminary and limited. If any adverse learnings are made by other developers of targeted protein degraders, there is a risk that development of our product candidates could be materially impacted. Discovery and development of small molecules that harness the ubiquitin proteasome pathway to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of the specific components of the ubiquitin-proteasome system, including E3 ligases and their required accessory proteins involved in target protein ubiquitination, as well as by challenges of engineering compounds that promote protein-to-protein interactions.

The scientific research that forms the basis of our efforts to develop our degrader product candidates under our TORPEDO platform is ongoing and the scientific evidence to support the feasibility of developing TORPEDO platform-derived therapeutic treatments is both preliminary and limited. Further, certain cancer patients have shown inherent primary resistance to approved drugs that inhibit disease-causing proteins and other patients have developed acquired secondary resistance to these inhibitors. Although we believe our products candidates may have the ability to degrade the specific mutations that confer resistance to currently marketed inhibitors of disease-causing enzymes, any inherent primary or acquired secondary resistance to our product candidates in patients, or if the scientific research that forms the basis of our efforts proves to be contradicted, would prevent or diminish their clinical benefit.

While we plan to commence a clinical study of CFT7455 in the first half of 2021, to date, we have not yet initiated, conducted, or completed a clinical trial of any product candidate and we have not yet assessed the safety of any of our product candidates in humans. Although some of our product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

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

We are an early-stage biotechnology company and, while we plan to commence a clinical trial of CFT7455 in the first half of 2021, all of our product candidates are currently in preclinical development or in the discovery phase. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.

We are an early-stage biotechnology company and all of our product candidates are currently in preclinical development or in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates, including CFT7455 and CFT8634. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	sufficiency of our financial and other resources;
•	successful initiations and completion of preclinical studies;
•	successful submission of INDs and initiation of clinical trials;

•	successful patient enrollment in, and conduct and completion of, clinical trials;
•	receipt and related terms of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent or trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for both clinical and commercial supplies of our product candidates;
•	developing product candidates that achieve the therapeutic properties desired and appropriate for their intended indications;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party coverage and adequate reimbursement;
•	establishing a continued acceptable safety profile of the products and maintaining such that a profile following approval; and
•	effectively competing with other therapies.

If we do not successfully achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business. Moreover, if we do not receive regulatory approvals, we may not be able to continue our operations.

We have limited experience as a company in completing IND-enabling preclinical studies, submitting INDs or commencing and conducting clinical trials.

We have limited experience as a company in completing IND-enabling preclinical studies and, while we plan to commence clinical development of CFT7455 in the first half of 2021, we presently have no experience as a company in commencing and conducting clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies will be completed on time, that we will submit INDs in a timely manner, that any INDs we submit will be cleared by the FDA in a timely manner, if at all, or if our planned clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with GLP or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For each of our lead product candidates, CFT7455 and CFT8634, we have entered into a master services agreement with a CRO to lead our planned first-in-human Phase 1/2 clinical trial for the applicable product candidate. There can be no assurance that we will be able to negotiate and enter into additional master services agreement with these or other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency, purity and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approval for the commercial sale of any of our product candidates, including CFT7455 and CFT8634, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete. Further, the outcome of these activities is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes and, because our product candidates are in an early stage of development and have never been tested in humans, there is a high risk of failure. In addition, because targeted protein degraders are a relatively new class of product candidates, any failures or adverse outcomes in preclinical or clinical testing seen by other developers in this class could materially impact the success of our programs. We may never succeed in developing marketable products.

It is also possible that the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective or safe in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and, therefore, the results of animal studies may not accurately predict human experience. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, potency, purity and efficacy profile despite having progressed successfully through preclinical studies and/or initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of potency or efficacy, insufficient durability of potency or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as products.

Additionally, we expect that the first clinical trials for our product candidates may be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. This will be the case with the first-in-human clinical trial of CFT7455. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency, purity and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies or clinical trials are inconclusive with respect to the safety, potency, purity and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for those product candidates. In some instances, there can be significant variability in safety, potency, purity or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

While we plan to commence a clinical trial for CFT7455 in the first half of 2021, we have not yet initiated clinical trials for any of our product candidates and, as is the case with all drugs, it is likely that there may be side effects associated with their use related to on-target, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects and many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

Drug development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

While we plan to commence a clinical trial of CFT7455 in the first half of 2021, all of our other product candidates are presently in preclinical development or the discovery stage and their risk of failure is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely initiation, completion or outcome of our preclinical studies and, other than in the case of CFT7455, where the FDA has cleared the IND for our planned first-in-human study of this drug candidate, we cannot predict if the FDA or similar regulatory authorities outside the United States will allow us to commence our proposed clinical trials or if the outcome of our preclinical studies ultimately will support the further development of any of our product candidates.

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

•	delays in reaching, or the failure to reach, a consensus with regulators on clinical trial design or the inability to produce acceptable preclinical results to enable entry into human clinical trials;
•

the supply or quality of our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing and delivery of product candidates to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;

•	delays in reaching, or the failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or CROs;
•	the failure of regulators or IRBs to authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	difficulty in designing clinical trials and in selecting endpoints for diseases that have not been well studied and for which the natural history and course of the disease is poorly understood;
•	the selection of certain clinical endpoints that may require prolonged periods of clinical observation or analysis of the resulting data;
•

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

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate our clinical trials;
•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•	the third parties with whom we contract may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

the requirement from regulators or IRBs that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or unacceptable safety risks;

•

clinical trials of our product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•

imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; and
•

disruptions caused by the evolving effects of the COVID-19 pandemic may increase the likelihood that we encounter these types of difficulties or cause other delays in initiating, enrolling, conducting or completing our planned clinical trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns related to our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be required to perform additional clinical trials to support marketing approval;

•

have regulatory authorities withdraw or suspend their approval, or impose restrictions on distribution of a product candidate in the form of a modified risk evaluation and mitigation strategy, or REMS;

•	be subject to additional post-marketing testing requirements or changes in the way the product is administered; or
•	have our product removed from the market after obtaining marketing approval.

Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. While we plan to commence a clinical trial for CFT7455 during the first half of 2021, we do not know whether any of our other preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.

Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually systemic anti-cancer therapy (e.g., chemotherapy), surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy has been shown to not be effective. Our planned clinical trials for our lead product candidates CFT7455 and CFT8634 and other drug candidates will be with patients who have received one or more prior treatments and we expect that we would initially seek regulatory approval of these product candidates for second-line or third-line therapy. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any approvals for first-line therapy, we may have to conduct additional clinical trials.

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

Targeted protein degradation is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies focused on developing product candidates based on small molecules for targeted protein degradation including Arvinas, Inc., BioTheryX, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Kymera Therapeutics, Inc., Lycia Therapeutics, Inc., Monte Rosa Therapeutics, Inc., NeoMorph Inc., Nurix Therapeutics, Inc., and Vividion Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed investments and research in this field, including Amgen, AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc. and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies. For example, we understand that Adaptimmune Limited, Foghorn Therapeutics, Inc. and GlaxoSmithKline plc are pursuing the development of therapies for patients with synovial sarcoma.

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

As of December 31, 2020, we had $58.8 million federal net operating loss carryforwards and $105.1 million gross in United States state net operating loss carryforwards, which expire at various dates through 2040. Under legislation enacted in 2017, informally titled the TCJA, as modified by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, federal net operating losses generated after 2017, if any, will not expire and may be carried forward indefinitely, but will generally limit the federal net operating losses deduction to the lesser of the net operating loss carryover or 80% of the corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). The CARES Act temporarily allows us to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior years. In addition, net operating losses generated in those years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA. It is uncertain how various states will respond to the TCJA, the CARES Act or any newly enacted federal tax law. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, including a recent California franchise tax law change limiting the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

As of December 31, 2020, we also had United States federal and state research and development tax credit carryforwards of $4.7 million and $1.1 million, respectively, which expire at various dates through 2040. These tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2020, the Company completed a study of ownership changes from inception through December 31, 2020, which concluded that we experienced ownership changes as defined by Section 382 of the Code. However, there were no net operating loss carryforwards that were limited or expired unused. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including as a result of our recently closed initial public offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, that would harm our future operating results by effectively increasing our future tax obligations.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect and, even if we are able to, the FDA may not permit us to proceed with our planned clinical trials.

We have limited experience as a company in preparing, submitting to and receiving clearance from the FDA on INDs. We submitted our first IND to the FDA in December 2020, for CFT7455 and, in January 2021, the FDA informed us that we are permitted to proceed with our first-in-human clinical trial for this product candidate. We plan to submit an IND for CFT8634 in the second half of 2021. While this is our current expectation, we may not be able to file this planned IND or INDs for other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, we may determine that additional IND-enabling studies are warranted, or we may face delays due to the ongoing global COVID-19 pandemic. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.

While we are planning to commence a clinical trial of CFT7455 in the first half of 2021, we have not yet evaluated any of our product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that any of the product candidates developed through our TORPEDO platform will not cause undesirable side effects, which could arise at any time during preclinical or clinical development.

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

If any product candidates we develop are associated with serious adverse events or undesirable side effects or have other characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The occurrence of any of these sorts of events would have an adverse effect on our business, financial condition, results of operations and prospects. Many product candidates that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further clinical development of the product candidates or limited their competitiveness in the market. For example, single agent BRAF inhibitors can cause a secondary malignancy called keratocanthoma, which is a skin cancer caused by paradoxical activation of BRAF upon inhibitor binding.

The results of preclinical studies may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later stage clinical trials.

The results of preclinical studies may not be predictive of the results of clinical trials and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when those trials are completed or in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials or the designs of these trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the dose escalation portion of our future first-in-human Phase 1/2 clinical trials of CFT7455 and CFT8634 may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any setbacks of this nature in our clinical development could materially harm our business, financial condition, results of operations and prospects. In addition, we may conduct some of our clinical trials in a combination Phase 1/2 design and, if the Phase 1 portion of the trial is not successful, we will not be allowed to proceed into the Phase 2 portion of the trial.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our timelines for submitting for and receiving necessary marketing approvals could be delayed or prevented.

We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. We are preparing to advance CFT7455 into first-in-human Phase 1/2 clinical trials in MM and NHLs, including PTCL and MCL. In addition, we are planning to advance CFT8634 into first-in-human Phase 1/2 clinical trials in patients with synovial sarcoma or SMARCB1 deleted solid tumors. While we believe that we will be able to enroll a sufficient number of patients into each of these clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials in these rare indications generally and during the COVID-19 pandemic, specifically. Our ability to identify and enroll eligible patients for our CFT7455 and CFT8634 clinical trials may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidates offered in the clinical trials;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the burden on patients due to the scope and invasiveness of required procedures under clinical trial protocols, some of which may be inconvenient and/or uncomfortable;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients; and
•

the impact of the current COVID-19 pandemic, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials or by interfering with patients’ ability to return to the clinical trial site for required monitoring, procedures or follow-up.

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

Once a recommended dose is identified from the dose escalation portion of our first-in-human Phase 1/2 clinical trial of CFT7455 for the treatment of MM, we plan to conduct a portion of that clinical trial in combination with a dexamethasone inhibitor. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we may study in combination with CFT7455. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs we intend to deliver in combination with CFT7455, we will not be able to market CFT7455 in combination with those revoked drugs.

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

While our four lead programs are focused on oncology targets, a key element of our strategy is to apply our TORPEDO platform to develop product candidates that address a broad array of targets and new therapeutic areas, such as neurodegeneration, diseases of aging and infectious disease. The therapeutic discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•

potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval or achieve market acceptance;

•	potential product candidates may not be effective in treating their targeted diseases; or
•	the market size for the target indications of a potential product candidate may diminish over time due to improvements in the standard of care to the point that further development is not warranted.

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

From time to time, we may estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. Each of these milestones is and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected or the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

Risks Related to Dependence on Third Parties

We expect to rely on third parties to conduct our future clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We plan to rely on CROs to conduct our planned first-in-human Phase 1/2 clinical trial programs for CFT7455 and CFT8634 and our other clinical trials as we currently do not plan to independently conduct clinical trials of our other product candidates. Our agreements with these CROs might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements, we would experience delays in our product development activities.

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

Manufacturing pharmaceutical products is complex and subject to product delays or loss for a variety of reasons. We contract with third parties for the manufacture of our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality or at the right time, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on CMOs for both drug substance and finished drug product. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to establish agreements with CMOs or to do so on acceptable terms. Even if we are able to establish agreements with CMOs, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory, compliance, quality assurance and manufacturing success;
•	the possible breach of the manufacturing agreement by the third-party CMO;
•

the possible risk that the CMO will cease offering the services we require or shut down operations altogether, either temporarily or permanently, due to a regulatory concern, financial insolvency, non-compliance with applicable law or another reason;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•

the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us or the inability of the CMO to provide us with a manufacturing slot when we need it.

We have only limited technology transfer agreements in place with respect to our product candidates and these existing arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. If we receive marketing approval for any of our product candidates, we will need to establish or have established an agreement for commercial manufacture with one or more third parties.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our molecules are highly potent and, in the absence of additional safety data, they receive a high occupational exposure band, or OEB. These assigned OEBs dictate the contaminant and other precautions that must be taken as part of the manufacture of our product candidates and limit the number of CMOs who are qualified to manufacture our molecules. Our failure, or the failure of our CMOs, to comply with applicable regulations, including the ability of our CMOs to work with our highly potent materials and the safety protocols in connection therewith, could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us, particularly given the potency of our compounds and the fact that only certain CMOs can manufacture compounds of this nature.

Any performance failure or delay in performance on the part of our existing or future manufacturers could delay clinical development or marketing approval. For example, our contract fill/finish manufacturer had a mechanical issue arise in connection with a manufacturing step for a manufacturing run for our CFT7455 product candidate. While this issue did not ultimately delay the timing of submission of our IND for CFT7455, in the future, we could experience a manufacturing issue that would have a material impact on development of our product candidates and the occurrence of an event of this nature would largely be outside of our control. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If our current CMOs cannot perform as agreed, we may be required to replace them. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any replacement manufacturers or we may not be able to reach agreement with any alternative manufacturer. While we have identified alternate vendors for CFT7455 and CFT8634, switching vendors could result in significant additional costs of materials and significant delays to our operations and we may be constrained in the vendors we can select based on the high OEB designations of our molecules.

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

As our product candidates progress through preclinical studies and clinical trials towards approval and commercialization, we expect that various aspects of the manufacturing process will evolve in an effort to optimize processes and results. These types of changes may require that we make amendments to our regulatory applications, which could further delay the timeframes under which modified manufacturing processes can be used for any of our product candidates.

In addition, as we advance our product candidates into later stage clinical trials and plan for the potential commercialization of our product candidates, we may determine that it is necessary or appropriate to bring on additional suppliers of drug product and/or drug substance, which could result in changes to the manufacturing processes for our product candidates and may require us to provide additional information to regulatory authorities. If we were to bring on additional CMOs for our product candidates, we may also be required to conduct additional bridging studies or trials, all of which would require additional time and expense.

We have existing collaborations with third parties under which we are engaged in the research, development and commercialization of certain of product candidates. If any of these collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates. In addition, these collaborations could impact our intellectual property rights.

Previously, we entered into the following collaborations, which involve our research programs:

•	a collaboration agreement with Roche in December 2015, which we amended and restated in December 2018 and further amended in November 2020;
•	a collaboration agreement with Calico in March 2017; and
•	a collaboration agreement with Biogen in December 2018, which was amended in February 2020.

Under these collaboration agreements, we are generally responsible for developing drug candidates leveraging our TORPEDO platform based on partner-selected targets. Further, these agreements provide that our collaboration partners have exclusive rights to develop degraders for their selected and reserved targets. As a result, we are not permitted to pursue a target of potential interest – either alone or with another partner – while that target is bound by these restrictions.

Further, if our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us or elects not to pursue a program within a collaboration, we may not receive any future research funding or milestone or royalty payments under that collaboration or in respect of that terminated program. If that were to happen, we might decide to abandon the program or to move the program forward on our own, which would require us to have to devote additional resources to the program on a going-forward basis. In addition, if one of our collaborators terminates its agreement with us generally or with respect to a specific target, which they are permitted to do for convenience on between 90 and 270 days’ notice or in connection with a material breach of the agreement by us that remains uncured for a specified period of time, we may find it more difficult to attract new collaborators and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval and commercialization described in this report apply to the activities of our collaborators.

It is also possible that our collaborators may not properly obtain, maintain, enforce or defend the intellectual property or proprietary rights arising out of our licensed programs or may use our proprietary information in a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Roche, Biogen and Calico have the first right to enforce and Roche also has the first right to defend, certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs and, although we may have the right to assume the enforcement and defense of these intellectual property rights if our collaborator does not, our ability to do so may be compromised by their actions. In addition, if any licensed program were later to revert to us, our ability to protect any intellectual property or other proprietary rights associated with that program would be impacted by the intellectual property filings made or other steps taken by our collaborator prior to program reversion. Further, our collaborators may own or co-own intellectual property covering our products that results from our collaborating with them and, in cases where that applies, we would not have the exclusive right to commercialize the collaboration intellectual property.

We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future and we may not realize the benefits of those collaborations, alliances or licensing arrangements.

We may in the future form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Our likely collaborators in any other collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. However, it is possible that we will not be able to enter into a collaboration agreement of this nature or that the terms of any potential new collaboration arrangement may not be favorable.

For example, we may seek to enter into collaboration arrangements to advance our CFT7455 product candidate in MM or other indications or we may form or seek to form collaboration arrangements to enable our development and commercialization of a product candidate in a specified geographic area. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as chemotherapy and radiation therapy, are well-established in the medical community and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from product sales and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	the prevalence and severity of any side effects, in particular compared to alternative treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians treating these patients to prescribe these therapies;
•	the strength of marketing, sales and distribution support;
•	the availability of third-party insurance coverage and adequate reimbursement;
•	the timing of any marketing approval in relation to other product approvals;
•	support from patient advocacy groups; and
•	any restrictions on the use of our products together with other medications.

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

Our product candidates may target cancer, but cancer therapies are sometimes characterized as first-line, second-line, third-line or subsequent line and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy – usually chemotherapy, antibody drugs, tumor-targeted small molecules, immunotherapy, hormone therapy, radiation therapy, surgery, other targeted therapies or a combination of these therapies – proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules or a combination of these. Third-line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect initially to seek approval of our product candidates in most instances as a second- or third-line therapy, for use in patients with relapsed or refractory cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that any of our product candidates, even if approved as a second- or third- or subsequent line of therapy, would subsequently be approved for an earlier line of therapy. Further, it is possible that, prior to getting any approvals for our product candidates in earlier lines of treatment, we might have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we are targeting, who may have their tumors genetically sequenced, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our reasonable beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect or out of date. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved for a second- or third-line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each of those tumor types.

Even if we receive marketing approval of any of our product candidates, our products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, any of which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may, therefore, hinder our ability to recoup our investment in one or more of our product candidates, even if our product candidates obtain marketing approval.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if or when we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	termination of clinical trials;
•	withdrawal of marketing approval, recall, restriction on the approval or a “black box” warning or contraindication for an approved drug;

•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation and/or increased product liability insurance costs;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	injury to our reputation and significant negative media attention;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

While we plan to put coverage in place prior to commencing our planned first-in-human clinical trial of CFT7455 in the first half of 2021, as a preclinical company, we do not currently hold product liability insurance coverage. We will need to purchase product liability insurance coverage as we initiate our clinical trials, as we expand our clinical trials and if and when we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, our ability to successfully commercialize our technology and products may be impaired or we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from exploiting our platform technologies, our pipeline drug product candidates, any future drug product candidates we may develop and their use or manufacture.

Our commercial success depends in part on our ability to obtain and maintain patents and other proprietary protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Moreover, the patent applications we own, co-own or license may fail to result in issued patents in the United States or in other foreign countries.

The patent prosecution process is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties or that we license to our collaborators. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of the biopharmaceutical industry generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned, co-owned or licensed patents or pending patent applications, or that we were the first inventors to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights or those of our collaborators are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

As a result of this legislation, the issuance, scope, validity, enforceability and commercial value of our patent rights, or those of our collaborators, are highly uncertain, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our issued patents, the patents of our licensors or collaborators or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive, time-consuming and unpredictable. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensors or collaborators is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being or actually invalidated, held unenforceable or interpreted narrowly. Even if we successfully assert our patents, a court may not award remedies that sufficiently compensate us for our losses.

We may need to license intellectual property from third parties and licenses of this nature may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our products or our collaborators’ products. It may, therefore, be necessary for us to use the patented or proprietary technology of a third party to commercialize our own technology or products or those of our collaborators, in which case we or our collaborators would be required to obtain a license from that third party. A license to that intellectual property may not be available or may not be available on commercially reasonable terms, which could have an adverse effect on our business and financial condition.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biopharmaceutical industry, as well as administrative proceedings for challenging patents, including reexamination, inter partes review or interference proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions.

We may become party to or threatened with future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including derivation, reexamination. inter partes review, or interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. As the bio-pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

If we are found by a court of competent jurisdiction to infringe a third party’s intellectual property rights, we could be required to obtain a license from the applicable third-party intellectual property holder to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Arvinas, Inc., Cullgen, Inc., Kymera Therapeutics, LLC., the Dana-Farber Cancer Institute and its Center for Protein Degradation, the University of Michigan School of Medicine, Foghorn Therapeutics, Inc., Nurix Therapeutics, Inc., Monta Rosa Therapeutics, AG, BioTheryX, Inc., Bristol Myers Squibb, Roche, Novartis AG, Amgen Inc., AstraZeneca PLC,

GlaxoSmithKline PLC, Vertex Pharmaceuticals, Inc. and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.

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

The time required to obtain approval by the FDA and foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any product candidate and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future (independently or with one of our collaboration partners), will ever obtain marketing approval.

Our product candidates could fail to receive marketing approval for many reasons, including the following:

•	the FDA may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for its proposed indication;
•	results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•

data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA to the FDA or other submission or to obtain marketing approval in the United States;

•	the FDA may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. The FDA has substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, that data may not be sufficient to support approval by the FDA.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience as a company in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party CMOs or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturers’ communications on the subject of off-label use of their products. The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such a designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA of a product candidate. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for CFT7455 and CFT8634 and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designations.

A Fast Track designation by the FDA, even if granted for CFT7455 and/or CFT8634, or any of our other current or future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Fast Track designation for one or more of our future product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for CFT7455 and/or CFT8634 and certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the receipt of a Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant a Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive a Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw a Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

If we decide to seek Orphan Drug Designation for any of our current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

We may seek Orphan Drug Designation for one or more of our current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has an Orphan Drug Designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Further, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of our product.

We may seek Orphan Drug Designations for CFT7455, CFT8634 and some or all of our other current or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain an Orphan Drug Designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek Orphan Drug Designation for other product candidates, we may never receive these designations. For example, the FDA has expressed concerns regarding the regulatory considerations for Orphan Drug Designation as applied to tissue agnostic therapies and the FDA may interpret the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, in a way that limits or blocks our ability to obtain an Orphan Drug Designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

Accelerated approval by the FDA, even if granted for CFT7455 and/or CFT8634, or any other current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek accelerated approval of CFT7455 and CFT8634 and may seek approval of future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval for any of our product candidates, we may not experience a faster development or regulatory review or approval process. Further, receiving accelerated approval does not provide assurance of ultimate full FDA approval.

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

Ensuring that our business arrangements and practices with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

If the physicians or other providers or entities with whom we expect to do business are found not to comply with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Litigation or proceedings of this nature could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have an adverse effect on our ability to compete in the marketplace.

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

In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS will decide whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

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

•

an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	a licensure framework for follow-on biologic products;
•	creation of a new Patient-Centered Outcomes Research Institute to oversee and conduct comparative clinical effectiveness research, as well as funding for such research; and
•

establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There remain judicial, Congressional and executive branch challenges to certain aspects of the ACA and we expect there will be additional challenges and amendments to the ACA in the future. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments. Oral arguments on this case have not yet been held. It is also unclear how this litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. On May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. The Trump administration’s recent budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Although such measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, we may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Further, legally mandated price controls on payment amounts by third-party payors or other restrictions could adversely affect our business prospects, financial condition and results of operations. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

We may face potential liability under applicable privacy laws if we obtain identifiable patient health information from clinical trials sponsored by us.

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

The global data protection landscape is rapidly evolving and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. Further, the California Data Privacy Protection Act of 2018, or the CCPA, went into effect in January 2020. The CCPA provides new data privacy rights for consumers and new operational requirements for companies, including placing increased privacy and security obligations on entities handling certain personal data of consumers or households. These requirements could increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The new California law may lead to similar laws in other U.S. states or at a national level, which could increase our potential liability and adversely affect our business, which exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU. We may, however, incur liabilities, expenses, costs and other operational losses under the GDPR and applicable EU Member States and the UK privacy laws in connection with any measures we take to comply with them.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party CMOs for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. Upon an event of this nature, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Further, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of any changes of this nature and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act of 2001 and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. In the future, we may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of these activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Risks Related to Employee Matters, Managing Growth and Operational Matters

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical personnel, sales and marketing and other personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer, our Chief Medical Officer, our Chief Financial Officer and our Chief Legal Officer. Our Chief Financial Officer is presently a consultant. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and an inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations at our facilities in Watertown, Massachusetts. The Massachusetts region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens. For example, the former President Trump’s Proclamation Suspending Entry of Aliens Who Present a Risk to the U.S. Labor Market Following the Coronavirus Outbreak, which was initially issued in June 2020 and is effective until March 31, 2021, may adversely affect our ability to hire and retain highly qualified personnel who are not U.S. citizens or permanent residents.

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

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for CFT7455, CFT8634 and any other product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

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

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs, CMOs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include, among other things:

•	intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA or similar foreign regulatory authorities;
•	healthcare fraud and abuse laws and regulations in the United States and abroad;
•	violations of United States federal securities laws relating to trading in our common stock; and
•	failures to report financial information or data accurately.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations regulate a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Other forms of misconduct could involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics and other corporate governance and compliance documents, policies and charters applicable to all of our employees. However, it is not always possible to identify and deter misconduct by employees and other third parties. Further, the precautions we take to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. If any actions of this nature are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business prospects, financial condition and results of operations.

Risks Related to Our Common Stock

If we were to determine to raise additional capital in the future, you would suffer dilution of your investment.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business or the targeted protein degradation space. We currently have limited research coverage by securities and industry analysts. If no or few securities or industry analysts cover us, the trading price for our common stock could be impacted negatively. If any of the analysts who cover us were to issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and future clinical trials and results of operations fail to meet the expectations of any of these analysts, our stock price would likely decline. If one or more of these covering analysts were to cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

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

The trading price of shares of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you acquired it. The market price for our common stock may be influenced by many factors, including:

•	the degree of success of competitive products or technologies or changes in standard of care regimens;
•	results of preclinical studies and clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional technologies or product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	effects of public health crises, pandemics and epidemics, such as COVID-19;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Our management has broad discretion in the application of the net proceeds from our prior financings, including our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have an adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our prior financing activities in a manner that does not produce income or that loses value.

Our executive officers, directors and principal stockholders will have the ability to control or significantly influence matters submitted to stockholders for approval.

Our executive officers and directors, combined with our stockholders who have reported through filings made with the Securities and Exchange Commission that they own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 27% of our capital stock as of March 1, 2021. As a result, our executive officers and directors, combined with our greater than 5% stockholders, have the ability to control us through this ownership position. As a result, these stockholders, if acting together, will continue to control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, the result of which is that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent, the result of which is that all stockholder actions will have to be taken at a meeting of our stockholders;
•

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Upon the closing of our initial public offering on October 6, 2020, 31,855,560 shares of our outstanding common stock became restricted as a result of securities laws or lock-up agreements. However, those shares will become eligible to be sold at various times in the future, including upon the expiration of these lock-up agreements on April 1, 2021. Further, securityholders holding an aggregate of 30,694,163 shares of our common stock outstanding or issuable upon the exercise of outstanding options have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which means that those shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements signed by holders of our securities prior to our initial public offering.

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

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this report;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	reduced disclosure obligations regarding executive compensation;
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved; and
•

an exemption from compliance with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

We may choose to take advantage of some, but not all, of these available exemptions. We have taken advantage of reduced reporting requirements in this report. In particular, we have presented only two years of audited financial statements and correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We also are a “smaller reporting company,” meaning that either (i) the market value of our stock held by non-affiliates is less than $250 million as of the prior June 30 or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the prior June 30. If we are a smaller reporting company when we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance and insurance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have started a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. In the preparation of our consolidated financial statements to meet the requirements for our initial public offering, we determined that a material weakness in our internal control over financial reporting existed as of December 31, 2019. The material weakness identified in our internal control over financial reporting arose because we did not maintain effective segregation of duties in the process and recording of journal entries. We communicated the material weakness to our audit committee and as of December 31, 2020, remediated the material weakness by taking a number of actions including engaging system controls that prevent one person from initiating and approving the same journal entry and performing additional reviews and other post-closing procedures. While we believe that this material weakness has now been remediated, we cannot assure you that the measures we take to address internal control over financial reporting will be sufficient to prevent future material weaknesses or will prevent any significant deficiencies in our internal control over financial reporting from occurring. Further, we cannot assure you that the measures we have taken in the past or will take in the future will prevent the occurrence of future material weaknesses or significant deficiencies in our internal control over financial reporting. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets and restrict our future access to the capital markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We occupy approximately 45,400 square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in 2028. We believe that our facilities are sufficient to meet our current needs for the foreseeable future and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “CCCC” since October 2, 2020. Prior to that time, there was no public market for our common stock.

Holders

As of March 1, 2021, there were approximately 181 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

Recent sales of unregistered securities

The following list sets forth information regarding all unregistered securities sold by us since January 1, 2020. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

Issuances of capital stock

In June and July 2020, we issued and sold 142,857,142 shares of Series B preferred stock to investors at $1.05 per share. Jefferies LLC, one of our underwriters, acted as one of the placement agents.

In June 2020, we issued a warrant to purchase 2,857,142 shares of Series B preferred stock to our lender Perceptive Credit Holdings III, LP at an exercise price of $1.05 per share.

All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering. Each series of Preferred Stock automatically converted into shares of our common stock upon the closing of the IPO of our common stock in October 2020 on an 8.4335-to-1 basis.

Grants of stock options and restricted stock

During the year ended December 31, 2020, prior to our IPO, we granted stock options to purchase an aggregate of 1,467,424 shares of our common stock, to employees, directors and consultants pursuant to the 2015 Plan.

The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of options are deemed to be restricted securities for purposes of the Securities Act.

Use of proceeds from registered securities

In October 2020, our Registration Statement on Form S-1 (No. 333-248719) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 11,040,000 shares of common stock, including of 1,440,000 shares of sold pursuant to the underwriters’ exercise of their over-allotment option, at a public offering price of $19.00 per share for aggregate net cash proceeds of $191.2 million, after deducting underwriting discounts, commissions and offering costs. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The sale and issuance of 11,040,000 shares closed on October 6, 2020. Jefferies LLC, Evercore Group L.L.C., BMO Capital Markets Corp. and UBS Securities LLC acted as joint book-running managers for the offering. Upon commencement, the offering did not terminate until the sale of all the shares offered.

Our use of the net offering proceeds through the date of the filing of this Annual Report on Form 10-K, is consistent with the use of proceeds described in our prospectus filed with the SEC pursuant to Rule 424(b)(4) in October 2020, and there has been no material change in our planned use of the balance of the net proceeds from the offering described in the prospectus.

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2020.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A, Risk factors, in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on transforming the treatment of cancer and other diseases in collaboration with our partners by developing novel therapeutic candidates engineered to harness the body’s natural regulation of protein levels to target and destroy disease-causing proteins. We leverage our proprietary technology platform, TORPEDO (Target ORiented ProtEin Degrader Optimizer), to synthesize a new class of small molecule medicines that selectively and efficiently destroy disease-causing proteins. We are using our TORPEDO platform to build a robust pipeline of orally administered protein degradation drug candidates, with an initial focus on oncology indications. Our approach to medicine harnesses the innate machinery of the cell to attack disease and potentially bring deep and durable responses to patients.

Our most advanced product candidate, CFT7455, is an orally bioavailable degrader of a protein target called IKZF1/3, for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs, including peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL. We submitted an investigational new drug application, or IND, for this product candidate to the U.S. Food and Drug Administration, or the FDA, in December 2020 and received clearance from the FDA in January 2021; we expect to begin a first-in-human Phase 1/2 clinical trial for this product candidate in the first half of 2021.

We are also developing CFT8634, an orally bioavailable degrader of a protein target called BRD9, for synovial sarcoma and SMARCB1-delete solid tumors, and we expect to submit an IND for this product candidate to the FDA in the second half of 2021 and begin a first-in-human Phase 1/2 clinical trial for this product candidate in 2022.

In addition to our lead product candidates, we are also developing degraders specifically targeting V600E mutant BRAF to treat melanoma, non-small cell lung cancer, colorectal cancer and other solid malignancies that harbor this mutation, as well as degraders targeting RET to treat lung cancer, sporadic medullary thyroid cancers and other solid malignancies that harbor oncogenic RET lesions. We expect to have product candidates from our two other lead programs, BRAF V600E and RET, in the clinic by the end of 2022.

Financial Operations Overview

General

We commenced operations in October 2015, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing development collaborations with Roche, Biogen and Calico, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests and proceeds from our collaborations. Through December 31, 2020, we have raised approximately $224.0 million in gross proceeds from the sale of our preferred stock, $209.8 million in gross proceeds from our initial public offering, and have received an aggregate of $167.5 million in payments from collaboration partners.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses were $66.3 million and $34.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $183.8 million.

Our total operating expenses were $93.6 million and $56.8 million for the years ended December 31, 2020 and 2019, respectively. We anticipate that our expenses will increase substantially in the future due to costs including those associated with the following:

•

our preclinical activities for our lead product candidates and the advancement of these candidates into first-in-human Phase 1/2 clinical trial in the United States, which we expect to initiate in the first half of 2021 for CFT755 and in 2022 for CFT8634;

•	development activities associated with our other product candidates;

•	research activities in oncology, neurological and other disease areas to expand our pipeline;
•	hiring additional personnel in research, clinical trials, quality and other functional areas;
•	increased activities by our CMOs to supply us with product for our preclinical studies and clinical trials;
•	the management of our intellectual property portfolio; and
•	operating as a public company.

In addition, our net losses and cash flows may fluctuate significantly from period to period depending on, among other things, variations in the level of our expenses and the execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under these types of arrangements.

As a result of these anticipated expenditures, we will need substantial additional funding to support our operating activities as we advance our product candidates through clinical development, seek regulatory approval and prepare for and, if any of our product candidates are approved, proceed to commercialization. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, debt offerings, reimbursements and potential milestones earned under our existing collaboration agreements and potential license and development agreements with third parties, including but not limited to our existing collaboration partners. Adequate funding may not be available to us on acceptable terms, or at all.

COVID-19

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

In terms of the impact on our operations, we have seen increased risk of delays in production of components used to manufacture our lead degrader candidates due to previous delays at one of our China-based manufacturers, periodic shipping delays and resourcing constraints and, therefore, somewhat higher costs to compete our discovery activities on one or more of our lead projects, and one of our contract research organizations, or CROs, in India was forced to temporarily shut down due to local lockdown orders. In addition, we temporarily closed the office and laboratory spaces at our corporate headquarters in Watertown, Massachusetts, and we transitioned our employees to work from home. We are working closely with our CROs, manufacturers, investigators and preclinical and clinical trial sites to assess the full impact of the COVID-19 pandemic on the timelines and expected costs for each of our programs. While the ongoing impact of the pandemic is uncertain, we believe our CRO redundancies in China, India and Boston and the transition of the majority of our employees to remote work arrangements have helped mitigate the impact of these types of disruptions on our business.

Given the breadth and duration of the global COVID-19 pandemic, it is possible that our directors or employees could, at any time, have been or become infected with this novel coronavirus, especially since methods and availability of testing are continuing to evolve. To date, we have not experienced or had to impose any material shutdowns as a result of positive test results for this novel coronavirus.

We note the high level of difficulty in projecting the effects of COVID-19 on our programs and our company, given the rapid and dramatic evolution in the course and impact of the pandemic and the societal and governmental response to it.

Financial Operations Overview

Revenues

As previously discussed, to date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenues to date have been generated through research collaboration and license agreements. We recognize revenue over our expected performance period under each agreement. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under any of our existing collaboration agreements.

Roche Collaboration and License Agreement

In March 2016, we entered into the Original Roche Agreement with Roche, whereby Roche provided us with a non-refundable upfront payment of $15.0 million, which was creditable against our target initiation fees of either $1.0 million or

$4.0 million, depending on the compound selected. Pursuant to the terms of the Original Roche Agreement, we collaborated on research activities to develop novel treatments in the field of targeted protein degradation using our degrader technology. We initially developed therapeutics that utilize degrader technology for up to ten target proteins. On a target-by-target basis, after successful completion of a defined preclinical development phase, Roche had an exclusive option to pursue a license from us for further clinical development and commercialization.

On December 22, 2018, we amended and restated the Original Roche Agreement, or the Roche Agreement. Under the Roche Agreement, we have a more active role in the manufacturing and commercialization of the targets included in the collaboration, whereby if we opt into certain co-development and co-detailing rights, the parties will split future development costs in return for our having rights to a larger share of future earnings from commercialization of the relevant target. The target structure was revised to six potential targets, three of which had been nominated as of the execution of the Roche Agreement and represent continuations of the initial preclinical research and development efforts begun under the Original Roche Agreement, and three additional targets that were not nominated as of the date of execution of the Roche Agreement. At the time of entry into the Roche Agreement, Roche maintained its option rights to license and commercialize these six targets.

Under the Roche Agreement, we received additional upfront consideration of $40.0 million from Roche. Roche will make annual research plan payments of $1.0 million for each active research plan. Finally, adjustments were made to the option exercise fees, whereby targets that have progressed through GLP toxicology studies at the time of exercise now have option exercise fees of $7.0 million to $12.0 million and those progressed through Phase 1 trials have option exercise fees of $20.0 million.

For certain targets, Roche is required to pay us fees of $2.0 million and $3.0 million upon the identification of a lead series and the commencement of GLP toxicology studies, respectively. For each target option exercised by Roche, we are eligible to receive up to $275 million in research, development and commercial milestone payments per target. Roche is also required to pay us up to $150 million per target in one-time sales-based payments if the target achieves certain levels of net sales. Roche is also required to pay us royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by licensed product basis, on worldwide net product sales.

In November 2020, we signed a further amendment to the Roche Agreement that provides a mechanism through which we and Roche can mutually agree to terminate the Roche Agreement on a target-by-target basis by the entry into a mutual target termination agreement. Upon a termination of this nature, the Roche Agreement, as amended, provides that all rights in know-how and intellectual property in support of products that use inhibition as their mode of action, referred to as the Roche Field, will revert to Roche and all rights in respect of know-how and intellectual property in support of products that use degradation as their mode of action, referred to as the C4T Field, will revert to us. Further, this amendment states that, following the entry into a mutual target termination agreement, Roche will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the Roche Field and we will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the C4T Field. In support of this allocation of rights, under the amendment, Roche provided us, and we provided Roche, with a perpetual, irrevocable, fully paid up, exclusive (even as to party granting the license), sublicensable (including in multiple tiers) license to the patents that are allocated to a party under the mutual target termination agreement and a perpetual, irrevocable fully paid up, non-exclusive, sublicensable (including in multiple tiers) license to the know-how that is allocable to a party under the mutual termination agreement. Finally, through the entry into this amendment, we and Roche mutually agreed to terminate the Roche Agreement as to the target EGFR. As a result, Roche is now free to pursue the target EGFR in the Roche Field and we are free to pursue the target EGFR in the C4T Field and all rights in and responsibility for know-how and intellectual property related to EGFR in the Roche Field reverted to the Roche parties and all rights in and responsibility for know-how and intellectual property related to EGFR in the C4T Field reverted to us, with Roche assigning the relevant patents in the C4T Field to us.

Biogen Collaboration Research and License Agreement

On December 28, 2018, we entered into the Biogen Agreement, with Biogen, whereby we agreed to collaborate on research and development efforts for up to five targets to discover and develop potential new treatments for neurological conditions, such as Alzheimer’s disease and Parkinson’s disease. The Biogen Agreement also has an option for Biogen to nominate additional targets and extend the Biogen Agreement. In February 2020, we entered into an amendment to the Biogen Agreement that provided further clarity around Biogen’s ownership of target binding moieties, which are portions of molecules, and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provides that Biogen licenses to us rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement.

We granted Biogen a non-exclusive research license under our intellectual property to perform research activities, select and optimize degraders and develop products including the degraders, as well as a commercial license to manufacture and commercialize the targets once the initial research and development work is complete. The research under the Biogen Agreement will take place over a 54-month research term with Biogen having an option to extend the Biogen Agreement for up to four additional years. If Biogen elects to extend the term of the Biogen Agreement, Biogen would be required to make an additional payment of $62.5 million and would be entitled to nominate up to five additional targets.

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

Following the achievement of development candidate criteria, prior to any IND-enabling study, for any target, Biogen will bear all costs and expenses of and will have sole discretion and decision-making authority with respect to the performance of further activities with respect to any degrader under development under the Biogen Agreement and all products that incorporate that degrader. Biogen is also required to pay us up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay us royalties on a licensed product-by-licensed product basis, on worldwide net product sales, at percentages in the mid-single digits. All milestone and sales-based payments are made after we have met the defined criteria in the joint research plan for that target, at which time Biogen will have control of the targets for commercialization; the receipt of these payments is contingent on the further development of the targets to commercialization by Biogen, without any additional research and development efforts from us.

Biogen also has the option to fund additional discovery activities, whereby we will perform discovery-type research at Biogen’s election to develop other potential targets that may be used as replacement targets for the initially nominated targets or two additional targets under the Biogen Agreement. Revenues earned under this option, if initiated, will be recognized as services are performed and are not included in the transaction price at the outset of the arrangement. These research activities will be reimbursed on a full-time equivalent, or FTE, basis at specified market rates. These additional discovery activities can be purchased up to a maximum amount by Biogen on an à la carte basis at an amount consistent with standalone selling price. If Biogen were to exercise these options, we would recognize revenue as those options are exercised.

Calico License Agreement

In March 2017, we entered into the Calico Agreement, with Calico whereby we agreed to collaborate to develop and commercialize a set number of targets for small molecule protein degraders for diseases of aging, including cancer, for a five-year period ending in March 2022, or the research term.

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

Calico is obligated to reimburse our research and development activities for each target at specified levels through the identification of a development candidate, after which Calico shall assume full responsibility for candidate development.

After the initiation of each target, the Calico Agreement does not contain any options for Calico to license the individual targets; once we complete the initial research and development activities required, Calico controls and directs the targets with no additional work required to be performed by us. There is no exercise price or incremental fee payable to us to progress the research further, though Calico is required to pay an initiation fee with the commencement of each research plan. Once Calico nominates a target and pays the applicable target initiation fee, we will commence research and development activities for that target. The Calico Agreement provides for up to five initial targets. Research activities performed are reimbursed at specified levels for the five-year term of the Calico Agreement.

Under this agreement, Calico paid us a nonrefundable upfront amount of $5.0 million and certain annual payments of $5.0 million through December 31, 2020. Upon our completion of the required discovery research and development services on any target, Calico is entitled to pursue commercial development of that target. For each target, we are eligible to receive potential research, development and commercial milestone payments aggregating up to $132.0 million. Calico is also required to pay one-time sales-based payments aggregating up to $65.0 million for the first product to achieve certain levels of net sales. In addition, Calico is required to pay us royalties, on a licensed product-by-licensed product basis, on worldwide net product sales, at percentages in the mid-single digits. All milestone and sales-based payments are made after we have met the defined criteria in the joint research plan for that target, at which time Calico will have control of the targets for commercialization; the receipt of these payments by us is contingent on the further development of the targets to commercialization by Calico, without any additional research and development efforts required by us.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•

expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct research and preclinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical and potential future clinical trials;

•	costs of outside consultants, including their fees, unit-based compensation and related travel expenses;
•	the costs of laboratory supplies and acquiring materials for preclinical studies and clinical trials;
•	facility-related expenses, which include direct depreciation costs of equipment and allocated expenses for rent and maintenance of facilities and other operating costs; and
•	third-party licensing fees.

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

We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities.

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

We expect that our general and administrative expenses will increase in the future to support our growing operations, including additional personnel to support our operations as a publicly traded company. We also expect to incur increased expenses associated with being a public company, including higher costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other (Expense) Income

Other income (expense) primarily consists of change in fair value of warrant liability. Prior to the closing of the IPO, a warrant issued in connection with our long-term debt was classified as a liability with changes in fair value of the liability recorded within other (expense) income. Upon closing of the IPO, the warrant was determined to be an equity instrument. Refer to Note 9, Long-term Debt and Warrant Liability, accompanying our consolidated financial statements for additional discussion.

In addition to changes in the fair value of our warrant liability, other income (expense) also includes interest expense and amortization of the long-term debt, which is discussed in greater detail in Note 9, Long-term Debt and Warrant Liability, accompanying our consolidated financial statements.

Finally, other income (expense) also includes interest income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities.

Results of Operations

Comparison of years ended December 31, 2020, 2019, and 2018

Revenue

Revenue from our collaboration and license agreements consisted of the following for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Roche Agreement	$9,051	$6,409	$9,112
Biogen License Agreement	9,913	2,432	—
Calico License Agreement	14,231	12,540	10,252
Total	$33,195	$21,381	$19,364

The $11.8 million increase in revenue in the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily driven by:

•	$2.6 million increase in revenue recognized under the Roche Agreement due to increased effort made on three targets;
•

$7.5 million increase in revenue recognized under the Biogen Agreement due to the consideration to be recognized as revenue increasing by the $4.0 million milestone earned in June 2020 and as a result of increased effort made on the initial three targets nominated and an increase in sandbox related revenue of $2.3 million; and

•	$1.7 million increase in revenue recognized under the Calico Agreement primarily related to additional FTE reimbursement received in 2020 resulting from increased effort made on Calico targets.

The $2.0 million increase in the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily stems from:

•

$2.4 million of revenue recognized under the Biogen Agreement for collaboration efforts conducted under Biogen agreement, which was executed in December 2018, including sandbox revenue of $0.5 million;

•	A $2.3 million increase in revenue recognized under the Calico Agreement due to additional collaboration efforts conducted in 2019;
•

offset by a $2.7 million decrease in the revenue recognized under the Roche Agreement executed in December 2018. The Roche Agreement was considered a modification of the Original Roche Agreement and upon its execution we identified additional performance obligations that have yet to be satisfied, resulting in additional revenue being deferred pending the satisfaction of those performance obligations.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Preclinical and development expenses	$42,025	$22,202	$8,504
Personnel expenses	20,135	14,085	9,734
Facilities and supplies	9,496	8,933	7,885
Professional fees	4,816	1,573	1,167
Intellectual property	1,599	798	866
Other expenses	369	468	436
Total	$78,440	$48,059	$28,592

The $30.4 million increase in research and development expense in the year ended December 31, 2020 from the year ended December 31, 2019 is primarily driven by:

•

a $19.8 million increase in preclinical and development costs, consisting of $11.9 million increase in external FTEs used in preclinical development of our various programs, and $9.1 million of costs related to the IND submission for our CFT7455 and CFT8634 programs;

•

a $6.1 million increase in personnel expenses, representing salary and benefit costs, including a $0.6 million increase in stock-based compensation expense, primarily due to the buildout of our clinical development team; and

•	a $3.2 million increase in professional fees, which primarily consists of consulting costs for our development activities.

The $19.5 million increase in research and development expense for the year ended December 31, 2019 from the year ended December 31, 2018 was primarily due to:

•

a $13.7 million increase in preclinical and development costs, driven primarily by an $8.3 million increase in external FTE resources used in preclinical development of our various programs, and a $5.7 million increase in external preclinical studies for our product candidates; and

•	a $4.4 million increase in personnel expenses, related to personnel costs attributable to an increase in headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Personnel expenses	$7,929	$5,587	$3,949
Professional fees	6,174	2,036	2,019
Facilities and supplies	351	454	471
Other expenses	750	697	722
Total	$15,204	$8,774	$7,161

The $6.4 million increase in general and administrative expense in the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily driven by:

•

a $2.3 million increase in personnel expenses, representing salary and benefit costs, including a $1.2 million increase in stock-based compensation expenses, resulting from additional G&A personnel hired during the year; and

•

a $4.1 increase in professional fees, which primarily includes a $2.3 million increase in consultant fees, and higher legal and audit and insurance expenses, resulting from our transition to a public company.

The $1.6 million increase in general and administrative expense in the year ended December 31, 2019 from the year ended December 31, 2018 was primarily due to:

•

a $1.6 million increase in personnel expenses resulting from $0.8 million increase in stock-based compensation expense due to increase in personnel expenses and a $0.8 million increase in other personnel-related expenses.

Other (Expenses) Income

The following table summarizes our other (expense) income for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Change in fair value of warrant liability—related party	$(5,676)	$—	$—
Interest expense and amortization of long-term debt—related party	(1,229)	—	—
Interest and other income, net	393	2,157	678
Total other (expense) income	$(6,512)	$2,157	$678

The $8.7 million change in other (expenses) income for the years ending December 31, 2020 as compared to the year ending December 31, 2019 was driven by the following:

•	a $5.7 million charge due to the increase in fair value of warrant liability associated with our long-term debt, which, prior to our IPO, was revalued at each reporting period
•	a $1.2 million change resulting from interest expense and amortization of the discount related to our long-term debt; and
•	a $1.8 million change in interest and other income resulting from lower interest rates earned on our investments.

The $1.5 million increase in interest and other income (expenses) for the years ending December 31, 2019 as compared to the year ending December 31, 2018 was primarily due to increased interest income resulting from a higher average cash balance.

Income Taxes

The following table summarizes our income tax benefit (expense) for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Income tax benefit (expense)	$626	$(804)	$—

In the year ended December 31, 2020, we recognized $0.6 million of income tax benefit related to an anticipated refund to be received for federal taxes under the corporate provisions of the CARES Act.

For the year ended December 31, 2019, we recognized income tax expense of $0.8 million resulting from taxable income primarily caused by the Roche Agreement and Biogen Agreement, both entered into in December 2018.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, our IPO, and through payments from collaboration partners. Through December 31, 2020, we have raised approximately $224.0 million in gross proceeds from the sale of preferred stock, $209.8 million in gross proceeds from our IPO, and have received an aggregate of $167.5 million in payments from collaboration partners. As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $371.7 million.

In June 2020 and July 2020, we closed our Series B Financing with both existing and new investors. As part of the Series B Financing, we issued 142,857,142 shares of redeemable convertible Series B preferred stock, or Series B Preferred Stock, at a purchase price of $1.05 per share, for aggregate gross proceeds of $150.0 million, or net proceeds of $145.5 million when taking into account offering costs of $4.5 million. Upon completion of the IPO, every 8.4335 shares of our preferred stock was automatically converted into one share of common stock.

In addition, in June 2020, we secured a $20.0 million credit arrangement with Perceptive Credit Holdings III, LP, or Perceptive Credit, an affiliate of one of the Series B Financing investors, whereby we borrowed $12.5 million at closing, bearing a variable interest rate of 11.25%, and have the opportunity to draw down another $7.5 million subject to the satisfaction of certain milestones relating to the filing of an IND for certain of our pipeline targets, which was met with the filing of our IND for CFT7455 in December 2020. Our ability to draw down on this second tranche expires on June 30, 2021. In connection with the Credit Agreement, we issued Perceptive Credit a warrant to purchase 2,857,142 shares of Series B Preferred Stock exercisable for $1.05 per share. Upon completion of the IPO, this warrant converted to a warrant to purchase 338,784 shares of our common stock for $8.86 per share. The loans extended under the Credit Agreement will be repaid beginning in December 2022 in monthly installments of interest plus principal equal to 2.0% of the initial principal amount through June 2024. We paid a closing fee of $0.3 million related to the loan and have the right to prepay the loan in its entirety prior to the maturity date by paying the applicable prepayment fee. Per the terms of the Credit Agreement, the prepayment fee is $5.0 million, less any interest paid as of the prepayment date, which totaled $4.2 million as of December 31, 2020. If we do not prepay the loan, the entire unpaid principal balance becomes due on the maturity date, which is June 5, 2024. We are also subject to customary financial covenants in the Credit Agreement that dictate accelerated repayment upon the occurrence of certain events of default, none of which are expected to occur based on our current liquidity.

In October 2020, we completed our IPO in which we issued and sold 11,040,000 shares of common stock, including 1,440,000 shares of our common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price to the public of $19.00. The proceeds from our IPO, including the full exercise of the underwriter’s overallotment option, were approximately $191.2 million after deducting underwriting discounts and commissions of $14.7 million and expenses of $3.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash (used in) provided by operating activities	$(67,249)	$55,614	$(16,981)
Net cash (used in) provided by investing activities	(190,505)	(1,620)	36,921
Net cash provided by financing activities	348,932	244	1,961
Net increase in cash, cash equivalents, and restricted cash	$91,178	$54,238	$21,901

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was driven primarily by:

•	our net loss of $66.3 million;
•	a $12.2 million change in deferred revenue due to the recognition of revenue under our collaboration agreements in 2020; and
•	a $3.3 million change in prepaid expenses and other current assets.

These were offset by:

•	a $11.9 million of non-cash expense related to depreciation, stock compensation expense, reduction in right-of-use asset, and change in fair value of warrant liability; and
•	a $2.6 million change in accrued expenses and other liabilities.

Net cash provided by operating activities for the year ended December 31, 2019 was driven primarily by:

•	an $81.8 million decrease in accounts receivable related to the collection of up-front payments from our collaboration partners received in 2019;
•

$8.0 million due to changes in operating assets and liabilities, including increases in accounts payable and accrued expenses, stemming from increased clinical and preclinical efforts to advance our product candidates in 2019; and

•	$4.3 million of non-cash expenses related to stock-based compensation expenses, depreciation expense, and reduction in right-of-use asset.

These were offset by:

•	our net loss of $34.1 million and a $3.2 million; and
•	a change in deferred revenue due to the recognition of revenue under our collaboration agreements in 2019.

Net cash used in operating activities for the year ended December 31, 2018 primarily consist of:

•	our net loss of $15.7 million; and
•

a change of $84.9 million in accounts receivable, offset by a change of $81.0 million in deferred revenue both changes driven by $85.0 million in up-front payments due to us under the Roche Agreement and the Biogen Agreement, both of which were recorded as accounts receivable and deferred revenue as of December 31, 2018.

Investing Activities

The $190.5 million of net cash used in investing activities for the year ended December 31, 2020 was attributable to:

•	$189.9 million for the purchases of marketable securities, net of maturities; and
•	$0.7 million for the purchases of property and equipment.

The $1.6 million of net cash used in investing activities for the year ended December 31, 2019 was attributable to:

•	$1.3 million for the net purchases of property and equipment; and
•	$0.3 million for the purchases of marketable securities, net of maturities.

The $36.9 million of net cash provided by investing activities for the year ended December 31, 2018 was attributable to:

•	$39.6 million from maturities of marketable securities, net of purchases; and

•	$2.7 million for the purchases of property and equipment.

Financing Activities

The $348.9 million of net cash provided by financing activities for the year ended December 31, 2020 is primarily driven by:

•	$191.5 million of proceeds from our IPO, net of underwriting discount and offering costs paid in 2020;
•	$145.5 million of proceeds from our Series B issuance, net of issuance costs; and
•	$12.0 million of proceeds from issuance of long-term debt and warrant, net of issuance costs.

The $0.2 million of net cash provided by financing activities for the year ended December 31, 2019 was primarily attributable to net proceeds received from the issuance of common stock in conjunction with the exercise of stock options.

The $2.0 million of net cash provided by financing activities for the year ended December 31, 2018 was primarily attributable to net proceeds received from the issuance of Series A redeemable convertible preferred stock in December 2018.

Funding Requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, subsequent to our IPO, we expect to incur additional costs associated with operating as a public company.

Specifically, we anticipate that our expenses will increase substantially in the future, if and as we:

•	initiate planned first-in-human Phase 1/2 trials of our lead product candidates, CFT7455 and CFT8634;
•	advance additional product candidates into preclinical and clinical development;
•	continue to invest in our proprietary TORPEDO platform;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
•

add operational, financial and management information systems and personnel to support our ongoing research, product development, potential future commercialization efforts, operations as a public company and general and administrative roles;

•	seek marketing approvals for any product candidates that successfully complete clinical trials; and
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval.

Because of the numerous risks and uncertainties associated with development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital and operating costs associated with our current and anticipated preclinical and clinical development. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our planned first-in-human Phase 1/2 trials for our lead product candidates and any future clinical development of those lead product candidates;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number and development requirements of other product candidates that we pursue;
•

the success of our collaborations with Roche, Biogen and Calico, including whether or not we receive additional research support or milestone payments from our collaboration partners upon the achievement of milestones;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•

our willingness and ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of current or additional future product candidates;

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval.

As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen and Calico, we do not have any committed external source of funds, as of December 31, 2020, other than an additional $7.5 million under our Credit Agreement, which we may elect to draw down at any time prior to June 30, 2021. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2020 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$18,339	$2,272	$4,750	$5,040	$6,277
Long-term debt	12,500	—	3,000	9,500	—
Total	$30,839	$2,272	$7,750	$14,540	$6,277

(1)	Represents future minimum lease payments under our operating leases for office and lab space in Watertown, Massachusetts that expires in April 2028.

We enter into contracts in the normal course of business with third-party CROs for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material and they are not included in the table above. We have not included milestone or royalty payments or other contractual payment obligations in the table above if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Estimates

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

While our significant accounting policies are described in more detail in Note 2, Summary of significant accounting policies, to our consolidated financial statements in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenues from Contracts

We account for our revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps at inception of the agreement or upon material modification of the agreement: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Identify the Contract

In determining whether a contract is within the scope of ASC 606, we consider the following criteria:

•	The parties to the contract have approved the contract, whether written, orally, or in accordance with other customary business practices, and are committed to perform their respective obligations.
•	The entity can identify each party’s rights regarding the goods or services to be transferred.
•	The entity can identify the payment terms for the goods or services to be transferred.
•	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change because of the contract).
•	It is probable that the entity will collect substantially all the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

In determining whether the criteria above have been met, management confirms that the agreement has been signed by both parties or approved in another acceptable manner, reviews that the agreement identifies rights and obligations of each party, both written and implied, determines whether the contract has economic consequences for all parties, and whether we will be able to collect substantially all the consideration that is due or will become due under the contract. The determination of collectability requires the most judgement and, in establishing collectability, management considers payment terms, ability to stop transferring goods or service to customer in the event of nonpayment, experience with the customer, class of customer, and expectations about the customer’s financial stability, as well as other factors.

Identify the Performance Obligations

Once a contract is determined to be within the scope of ASC 606, we identify all promised goods and services in the contract, which includes those that are explicitly stated within the contract and those that are implied. Once all promised goods and services within the contract are identified, we evaluate whether each promised good or service is immaterial in the context of the contract. In assessing materiality, management considers quantitative factors by comparing standalone selling price of the promised good or service to the total consideration in the contract and qualitative factors, such as the importance of the promised good or service to the customer.

We assess whether each material promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights. The exercise of a material right is accounted for as a contract modification for accounting purposes.

Determine the Transaction Price

In determining the transaction price, we consider fixed considerations, variable considerations, non-cash considerations, significant financing components, and any consideration payable to the customer. If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assess our revenue generating arrangements in order to determine whether a significant financing component exists.

Allocate the Transaction Price to the Performance Obligations

Once the transaction price is then determined, it is allocated to the identified performance obligations in proportion to their standalone selling prices, or SSP, on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

Determine When to Recognize Revenue

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

For arrangements with research and development services to be performed by us, revenue allocated to our performance obligation is generally recognized based on an appropriate measure of progress. We utilize judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure, such as costs incurred. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement.

Prepaid and Accrued Research and Development Expenses

As part of preparing the consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of the accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. In addition, there may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense, in which case such amounts are reflected as prepaid expenses and other current assets. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period.

Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized in prepaid expenses and other current assets. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Stock Options

We account for all stock-based compensation awards granted to employees and non-employees as stock-based compensation expense at fair value. Our stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for awards is the date of grant, and stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis. Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model includes various assumptions, including the expected term of the award, the expected volatility and the expected risk-free interest rate over the expected term of the award, expected dividend payments, and estimated forfeitures.

•

Expected term: We use the “simplified method” as prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payments, to estimate the expected term of stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the contractual term of ten years and the weighted-average vesting term of the stock options, taking into consideration multiple vesting tranches. We utilize this method due to lack of historical data and the plain-vanilla nature of our share-based awards.

•

Volatility: We use a weighted-average of expected volatility for a period equal to the expected term of the option grant, based on the volatilities of a representative group of publicly traded biopharmaceutical companies. For options granted subsequent to our IPO, the volatility is based on volatilities of a representative group of publicly traded biopharmaceutical companies and our own volatility.

•	Risk-free rate: The risk-free rate is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued.
•	Dividends: We have never paid, and do not anticipate paying, any cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero in the option-pricing model.
•	Forfeitures: We account for forfeitures as they occur and, therefore, do not estimate forfeitures.

In addition to the above, inputs, the fair value of the underlying common stock represents the exercise price utilized in the Black-Scholes option pricing model. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, stock-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, stock-based compensation cost could be materially impacted in future periods.

Determination of the fair value of our common stock issued prior to our IPO

As there has been no public market for our common stock prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each stock award, with input from management, considering our most recently available third-party valuations of our common stock. Valuations were updated when facts and circumstances indicated that the most recent valuation was no longer valid, such as changes in the stage of our development efforts, various exit strategies and their timing, and other scientific developments that could be related to the valuation of our company or, at a minimum, annually. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations in 2019 were prepared using a market approach, specifically the guideline public company method, which “back-solves” to a common stock price. We allocated equity value to our common stock and shares of our redeemable convertible preferred stock, using either an option-pricing method, or OPM, or a hybrid method, which is a hybrid between the OPM and the probability-weighted expected return method. The hybrid method estimates the probability-weighted value across multiple scenarios. In addition to the OPM, the hybrid method considers liquidity scenarios in which the shares of our redeemable convertible preferred stock are assumed to convert into common stock. The future value of the common stock in the applicable scenario was discounted back to the valuation date at an appropriate risk-adjusted discount rate. In the hybrid method, the present value indicated for each scenario was probability-weighted to arrive at an indication of value for the common stock. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date including:

•	prices at which we sold shares of our preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
•	the progress of our preclinical and clinical development, including the status and results of preclinical studies for our product candidates;
•	our stage of development and our business strategy and the material risks related to our business and industry;
•	external market conditions affecting the biopharmaceutical industry and the material risks related to our business and industry; and trends within the biopharmaceutical industry;
•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•	the lack of an active public market for our common stock and our preferred stock;
•	the likelihood of achieving a liquidity event, such as an IPO or sale of our company in light of prevailing market conditions; and
•	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgement. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Determination of the fair value of our common stock issued subsequent to our IPO

Following our IPO, the fair value of our common stock was determined based on the quoted market price of our common stock.

New Accounting Pronouncements

For information on new accounting standards, see Note 2, Summary of significant accounting policies, to our consolidated financial statements in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Internal Control over Financial Reporting

In the preparation of our consolidated financial statements to meet the requirements of our IPO, we determined that a material weakness in our internal control over financial reporting existed as of December 31, 2019. The material weakness identified in our internal control over financial reporting arose because we did not maintain effective segregation of duties in the process and recording of journal entries. As of December 31, 2020, we remediated the material weakness by engaging system controls that prevent one person from initiating and approving the same journal entry. In addition, we implemented and performed additional reviews and other post-closing procedures. While we believe that this material weakness has now been remediated, we cannot assure you that these measures will be sufficient to prevent future material weaknesses or significant deficiencies in our internal control over financial reporting from occurring. See “Risk Factors—We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.”

Emerging Growth Company Status

As an “emerging growth company,” the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, allows us to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. We have elected to avail ourselves of this extended transition period for complying with new or revised accounting standards until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of this extended transition period. Accordingly, the information contained herein may be different from the information you receive from other public companies that are not emerging growth companies. in which you hold stock.

In addition, as an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•

being permitted to only provide two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	reduced disclosure about the compensation paid to our executive officers;
•	not being required to submit to our stockholders’ advisory votes on executive compensation or golden parachute arrangements; and
•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of December 31, 2020, we had marketable securities of $190.0 million which consisted entirely of U.S Treasury securities. The contractual maturity dates of our marketable securities are less than one year. These interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In the preparation of our consolidated financial statements to meet the requirements of our IPO, we determined that a material weakness in our internal control over financial reporting existed as of December 31, 2019. The material weakness identified in our internal control over financial reporting arose because we did not maintain effective segregation of duties in the process and recording of journal entries. We communicated the material weakness to our audit committee and took measures to remediate the material weakness during 2020, including engaging system controls that prevent one person from initiating and approving the same journal entry. In addition, we have implemented and performed additional reviews and other post-closing procedures.

Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

We cannot assure you that the steps and measures we have implemented to remediate our material weakness will be sufficient to prevent future material weaknesses or significant deficiencies in our internal control over financial reporting from occurring. The design of any system of control is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated objectives under all future events. See “Risk Factors—We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant, current in effect	8-K	001–39567	10/06/2020	3.3

3.2	Form of Second Amended and Restated Bylaws of the Registrant	S-1	333–248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders, dated June 5, 2020	S-1	333–248719	09/10/2020	3.1

4.2	Warrant Certificate issued by the Registrant to Perceptive Credit Holdings III, LP dated June 5, 2020	S-1	333–248719	09/10/2020	4.2

4.3	Form of Specimen Common Stock Certificate	S-1/A	333–248719	09/28/2020	4.3

4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended					X

10.1#	2015 Stock Option and Grant Plan, as amended and forms of award agreements thereunder	S-1	333–248719	09/10/2020	10.1

10.2#	2020 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333–248719	09/28/2020	10.2

10.3#	2020 Employee Stock Purchase Plan	S-1/A	333–248719	09/28/2020	10.3

10.4#	Senior Executive Cash Incentive Bonus Plan	S-1	333–248719	09/10/2020	10.4

10.5#	Form of Director Indemnification Agreement	S-1	333–248719	09/10/2020	10.5

10.6#	Form of Officer Indemnification Agreement	S-1	333–248719	09/10/2020	10.6

10.7#	Form of Executive Employment Agreement	S-1	333–248719	09/10/2020	10.7

10.8#	Employment Agreement between the Registrant and Andrew Hirsch, dated September 6, 2020	S-1	333–248719	09/10/2020	10.8

10.9#	Consulting Agreement between the Registrant and MBJC Associates, LLC, effective March 31, 2020	S-1	333–248719	09/10/2020	10.9

10.10†	Collaboration Research and License Agreement between the Registrant and Biogen MA, Inc., dated December 28, 2018	S-1	333–248719	09/10/2020	10.10

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.11†	Amendment No. 1 to Collaborative Research and License Agreement between the Registrant and Biogen MA, Inc., dated February 25, 2020					X

10.12†	Amended and Restated License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated December 20, 2018	S-1	333–248719	09/10/2020	10.11

10.13†	First Amendment to the Amended and Restated License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated November 12, 2020					X

10.14†	Collaboration and License Agreement between the Registrant and Calico Life Sciences LLC, dated March 13, 2017	S-1	333–248719	09/10/2020	10.12

10.15†	Credit Agreement and Guaranty among the Registrant, Perceptive Credit Holdings III, LP and the guarantors and lenders party thereto, dated July 5, 2020	S-1	333–248719	09/10/2020	10.13

10.16	Lease by 480 Arsenal Group LLC to the Registrant, dated July 5, 2017, as amended	S-1	333–248719	09/10/2020	10.14

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the Securities and Exchange Commission.
*

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

C4 Therapeutics, Inc.

Date: March 11, 2021	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew J. Hirsch	President, Chief Executive Officer, and Director	March 11, 2021
Andrew J. Hirsch	(Principal Executive Officer)

/s/ William T. McKee	Chief Financial Officer	March 11, 2021
William McKee	(Principal Financial Officer)

/s/ Laura J. Wahlberg	Vice President of Finance and Corporate Controller	March 11, 2021
Laura Wahlberg	(Principal Accounting Officer)

/s/ Marc A. Cohen	Executive Chairman and Director	March 11, 2021
Marc A. Cohen

/s/ Kenneth C. Anderson, M.D.	Director	March 11, 2021
Kenneth C. Anderson, M.D.

/s/ Alain J. Cohen	Director	March 11, 2021
Alain J. Cohen

/s/ Bruce Downey	Director	March 11, 2021
Bruce Downey

/s/ Elena Prokupets, Ph.D.	Director	March 11, 2021
Elena Prokupets, Ph.D.

/s/ Malcolm Salter	Director	March 11, 2021
Malcolm Salter

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
C4 Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of C4 Therapeutics, Inc. and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts
March 11, 2021

C4 Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$181,727	$90,549
Marketable securities	189,962	—
Accounts receivable	4,484	4,623
Prepaid expenses and other current assets	4,836	1,595
Total current assets	381,009	96,767
Property and equipment, net	3,323	4,463
Right-of-use asset	13,229	14,453
Restricted cash	2,577	2,577
Total assets	$400,138	$118,260
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,683	$5,385
Accrued expenses and other current liabilities	9,524	6,671
Deferred revenue, current	27,603	20,705
Operating lease liability, current	1,042	880
Total current liabilities	43,852	33,641
Deferred revenue, net of current	53,617	72,718
Operating lease liability, net of current	11,826	12,869
Long-term debt—related party	10,052	—
Total liabilities	119,347	119,228
Commitments and contingencies (See Note 6 and Note 9)
Redeemable convertible preferred stock (See Note 10)	—	110,995
Stockholders’ equity (deficit):
Preferred stock, par value of $0.0001 per share; 10,000,000 and no shares authorized, and no shares issued or outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 and 21,343,452 shares authorized, and 43,059,632 and 1,426,641 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	—
Additional paid-in capital	464,597	5,525
Accumulated other comprehensive loss	13	—
Accumulated deficit	(183,823)	(117,488)
Total stockholders’ equity (deficit)	280,791	(111,963)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$400,138	$118,260

The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Revenue from collaboration agreements	$33,195	$21,381
Operating expenses:
Research and development	78,440	48,059
General and administrative	15,204	8,774
Total operating expenses	93,644	56,833
Operating loss	(60,449)	(35,452)
Other (expense) income
Change in fair value of warrant liability—related party	(5,676)	—
Interest expense and amortization of long-term debt—related party	(1,229)	—
Interest and other income, net	393	2,157
Total other (expense) income	(6,512)	2,157
Loss before income taxes	(66,961)	(33,295)
Income tax benefit (expense)	626	(804)
Net loss	$(66,335)	$(34,099)
Unrealized gain on marketable securities	13	—
Comprehensive loss	$(66,322)	$(34,099)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(66,335)	$(34,099)
Accrual of preferred stock dividends	—	(8,468)
Net loss attributable to common stockholders—basic and diluted	$(66,335)	$(42,567)
Net loss per share attributable to common stockholders—basic and diluted	$(5.83)	$(31.03)
Weighted-average common stock outstanding—basic and diluted	11,370,328	1,371,905

The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2018	113,145,900	$110,995	1,338,956	$—	$3,639	$—	$(83,389)	$(79,750)
Exercise of stock options	—	—	93,797	—	274	—	—	274
Stock-based compensation	—	—	—	—	1,642	—	—	1,642
Repurchase of common stock	—	—	(6,112)	—	(30)	—	—	(30)
Net loss	—	—	—	—	—	—	(34,099)	(34,099)
Balance as of December 31, 2019	113,145,900	$110,995	1,426,641	$—	$5,525	$—	$(117,488)	$(111,963)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $4.5 million	142,857,142	$145,525	—	$—	$—	$—	$—	$—
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(256,003,042)	(256,520)	30,355,379	3	256,517	—	—	256,520
Reclassification of warrant liability to equity	—	—	—	—	8,001			8,001
Issuance of common stock upon closing of initial public offering, net of issuance costs of $18.6 million	—	—	11,040,000	1	191,172	—	—	191,173
Exercise of stock options	—	—	281,584	—	887	—	—	887
Stock-based compensation	—	—	—	—	3,432	—	—	3,432
Repurchase of common stock	—	—	(43,972)	—	(210)	—	—	(210)
Vested stock option settlement	—	—	—	—	(727)	—	—	(727)
Unrealized gain on investments	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(66,335)	(66,335)
Balance as of December 31, 2020	—	$—	43,059,632	$4	$464,597	$13	$(183,823)	$280,791

The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(66,335)	$(34,099)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,617	1,595
Stock-based compensation expense	3,432	1,642
Gain on disposal of fixed assets	—	16
Accretion of (premium) discount on investments	(95)	334
Reduction in carrying amount of right-of-use assets	1,224	1,144
Amortization of debt discount	409	—
Change in fair value of warrant liability	5,676	—
Changes in operating assets and liabilities:
Accounts receivable	139	81,815
Prepaid expenses and other current assets	(3,257)	(814)
Accounts payable	467	4,231
Accrued expenses and other liabilities	2,558	3,719
Operating lease liability	(881)	(734)
Deferred revenue	(12,203)	(3,235)
Net cash (used in) provided by operating activities	(67,249)	55,614
Cash flows used in investing activities:
Proceeds received from maturities of marketable securities	104,000	78,666
Purchase of marketable securities	(293,855)	(79,000)
Purchases of property and equipment	(650)	(1,349)
Proceeds from sale of property and equipment	—	63
Net cash used in investing activities	(190,505)	(1,620)
Cash flows provided by financing activities:
Proceeds from issuance of Series B shares, net of issuance costs of $4.5 million	145,525	—
Proceeds from long-term debt and warrant, net of issuance costs of $0.5 million	11,973	—
Proceeds from initial public offering, net of underwriting discount of $14.7 million	195,074	—
Payment of initial public offering costs	(3,606)	—
Proceeds from exercises of stock options	887	274
Repurchase of common stock	(194)	(30)
Vested stock option settlement	(727)	—
Net cash provided by financing activities	348,932	244

Net change in cash, cash equivalents and restricted cash	91,178	54,238
Cash, cash equivalents and restricted cash at beginning of period	93,126	38,888
Cash, cash equivalents and restricted cash at end of period	$184,304	$93,126

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of year	$184,304	$93,126
Less: restricted cash	(2,577)	(2,577)
Cash and cash equivalents at end of the year	$181,727	$90,549

The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.

Consolidated Statements of Cash Flows — Continued

(in thousands)

	Years Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$820	$—
Cash paid for taxes	$143	$1,088

Supplemental disclosures of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$256,520	$—
Reclassification of warrant liability to equity	$8,001	$—
Initial public offering costs in accounts payable and accrued expenses	$296	$—
Capital expenditures in accounts payable	$—	$172
Stock option repurchases included in accrued expenses	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of the business and basis of presentation

C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a biopharmaceutical company focused on harnessing the body’s natural regulation of protein levels to develop novel therapeutic candidates to target and eliminate disease-causing proteins for the treatment of cancer, neurodegenerative conditions and other diseases. The Company was incorporated in Delaware on October 7, 2015 and has its principal office in Watertown, Massachusetts.

Liquidity and capital resources

Since its inception, the Company’s primary activities have been focused around research and development activities, building the Company’s intellectual property, recruiting personnel and raising capital to support these activities. To date, the Company has funded its operations primarily with proceeds received from the sales of redeemable convertible preferred stock, sales of common stock through an initial public offering, through its collaboration agreements, and debt financing.

The Company has incurred recurring losses since its inception, including net losses of $66.3 million and $34.1 million for the years ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the Company had an accumulated deficit of $183.8 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.

On October 6, 2020, the Company completed its initial public offering, or the IPO, at which time the Company issued 11,040,000 shares of its common stock at a price to the public of $19.00 per share, which number includes 1,440,000 shares of common stock that were issued to the underwriters for the IPO when they exercised in full their overallotment option. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 30,355,379 shares of common stock. Net proceeds from the IPO, including the exercise in full of the underwriters’ option to purchase additional shares, were $191.2 million, after deducting underwriting discounts and commissions of $14.7 million and expenses of $3.9 million.

The Company expects that its cash, cash equivalents and marketable securities of $371.7 million as of December 31, 2020 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Reverse Stock Split

On September 25, 2020, the Company effected a one-for-8.4335 reverse stock split of its issued and outstanding common stock and stock options, and a proportional adjustment to the existing conversion ratios for the Company’s redeemable convertible preferred stock. Additionally, upon closing of the IPO a warrant issued to purchase up to 2,857,142 shares of the Company’s Series B redeemable convertible preferred stock converted into a warrant exercisable for 338,784 shares of the Company’s common stock. Accordingly, all issued and outstanding common stock, options to purchase common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented, except as otherwise stated.

Risks and Uncertainties

The Company is subject to risks common to other life science companies in the early development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with the Food and Drug Administration, or the FDA, and other government regulations. If the Company does not successfully advance its programs into and through human clinical trials and/or enter into collaborations for its programs and commercialize any of its product candidates, the Company may be unable to produce product revenue or achieve profitability. There can be no assurance that the Company’s research and development efforts will be successful, adequate protection for the Company’s intellectual property will be obtained, any products developed will obtain necessary government regulatory approval, or any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

COVID-19 Pandemic

The impact of the coronavirus, or COVID-19, pandemic on the Company’s business, results of operations and financial condition is uncertain and will depend on future developments, including the duration and spread of the outbreak, the impact of vaccines and new strains of COVID-19, and any governmental advisories and restrictions.

Note 2. Summary of significant accounting policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, or U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of C4 Therapeutics, Inc. and its wholly owned subsidiary C4T Securities Corporation, a Massachusetts securities corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements if these results differ from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, amounts and timing of revenues recognized under the Company’s research and development collaboration arrangements and accrued research and development expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Segments

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. All of the Company’s long-lived assets are held in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents are measured at fair value on a recurring basis.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

Restricted Cash

Restricted cash consists of cash placed in separate restricted bank accounts as required under the terms of the Company’s lease agreements for its Watertown, Massachusetts facility (see Note 6, Leases).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. Additionally, the Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company maintains its funds in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and is designed to limit credit exposure to any single issuer.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement, or ASC 820, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the exchange price or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier value hierarchy that distinguishes between the following:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities.
•	Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.
•	Level 3—Unobservable inputs developed using estimates of assumptions developed by the Company, which reflect those that a market participant would use.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Marketable securities are Level 2 assets which are comprised of US treasury funds with maturity dates of less than one year. The carrying amounts of accounts receivable, which relate to the Company’s collaboration agreements, accounts payable, and accrued expenses approximate their fair values due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are derecognized from the accounts, and any

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

resulting gain or loss is included in the determination of net loss. Depreciation on equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Asset category	Estimated useful life
Laboratory equipment	5 years
Computer equipment	3 years
Office equipment, furniture and fixtures	5 years
Leasehold improvements	Lesser of useful life or remaining lease term

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases, or ASC 842. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances present, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. As provided by ASC 842, the Company elected to combine lease and non-lease components as a single component for all leases. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The Company typically only includes an initial lease term in its assessment of a lease arrangement; options to renew a lease are not included in the assessment unless there is reasonable certainty that the Company will renew. The interest rate implicit in lease contracts is typically not readily determinable. As such, in calculating the lease liability, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Lease expense is recognized over the expected lease term on a straight-line basis.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments were recognized for these assets in the years ended December 31, 2020 and 2019.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

The Company enters into collaboration and licensing agreements with strategic partners, which are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture, and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: (1) non-refundable, upfront license fees; (2) reimbursement of certain costs; (3) customer option fees for additional goods or services; (4) development milestone payments, (5) regulatory and commercial milestone payments; and (6) royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as accounts receivable in the Company’s consolidated balance sheet. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Upfront License Fees

If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, manufacturing, and commercialization capabilities of the customer; the retention of any key rights by the Company; and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company exercises judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Customer Options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised. If an option is not exercised and the target is terminated, the Company will accelerate and recognize all remaining revenue related to the material right performance obligation.

Research and Development Services

The promises under the Company’s collaboration agreements may include research and development services to be performed by the Company for or on behalf of the customer. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. Reimbursements from and payments to the customer that are the result of a collaborative relationship with the customer, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

Milestone Payments

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For further discussion of accounting for collaboration revenues, see Note 8, Collaboration and License Agreements.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include salaries, share-based compensation and other employee benefit expenses, lab related supplies and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct research and development activities. Costs associated with licenses of technology are expensed as incurred and are included in research and development expense in the consolidated statement of operations and comprehensive loss. As part of the process of preparing the consolidated financial statements, the Company is required to estimate their accrued research and development expenses. The Company makes estimates of the accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known at that time. In addition, there may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense in which case such amounts are reflected as prepaid expenses and other current assets. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or the amount of prepaid expenses accordingly. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized in prepaid expenses and other current assets. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense based on the grant date fair value of the awards, which consist of option grants. The fair value of each share option grant was determined using the expected term, expected volatility, risk-free interest rate, dividend rate, and the fair value of the common stock underlying the share-based award. Prior to the IPO, the fair value of common stock underlying share-based awards is based on an estimate at each grant date by the Company’s board of directors. The Company determined the estimated per share fair value of its common stock at various dates considering contemporaneous and retrospective valuations in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each of these inputs is subjective and generally requires judgment and estimation by management. Subsequent to the IPO, the fair value of the common stock underlying shared based awards is the quoted market price of the Company’s common stock on the date of the grant.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the awards for service-based awards, which is generally the vesting period. Stock-based compensation expense is classified in the consolidated statement of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

Warrant Liability Expense

In connection with the Company’s completion of a financing involving the sale of shares of Series B redeemable convertible preferred stock, or the Series B Financing, in June and July 2020 and the entry into the Term Loan (see Note 9, Long-term debt and warrant liability), the Company issued a warrant to purchase shares of its Series B redeemable convertible preferred stock. Upon issuance, the Company classified the warrant as a liability on its consolidated balance sheet and remeasured this warrant liability to fair value at each reporting date and recognized changes in the fair value of the warrant liability, determined using Black-Scholes, as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

Upon completion of the IPO, the warrant converted into a warrant to purchase shares of the Company’s common stock, as described in Note 9, Long-term debt and warrant liability. Upon conversion into a warrant exercisable for shares of the Company’s stock, management concluded that the warrant meets the definition of an equity instrument and the fair value of the warrant at the time of conversion, determined using Black-Scholes, was recorded as an increase in additional paid-in capital.

As noted above, the Company utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the warrant. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying redeemable convertible Series B Preferred Stock or common stock issuable upon exercise of the

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

warrant, remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying redeemable convertible preferred stock or common stock.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the consolidated financial statements or the Company’s tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established.

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) which includes certain changes in equity that are excluded from net loss. The Company’s only element of other comprehensive income is unrealized gains and losses on marketable securities.

Net Loss Per Share

Basic net loss per share and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding for the period. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of shares of the Company’s common stock and participating securities. The Company’s Preferred Stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of shares of common stock included in the computation of diluted net loss gives effect to all potentially dilutive common stock equivalent shares, including outstanding stock options and Preferred Stock.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balance.

Recently Adopted Accounting Standards

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2020. This standard requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.

This standard became effective for the Company on January 1, 2020 and, based on the composition of the Company’s receivables and available-for-sale debt securities, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance for a limited time to ease the potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (LIBOR). Optional expedients in Topic 848 are generally available until December 31, 2022. The adoption of ASU 2020-04 is not expected have a material effect on the Company’s consolidated financial statements.

Note 3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$180,078	$180,078	$—	$—
Marketable securities
U.S. Treasury securities	189,962	—	189,962	—
Total assets	$370,040	$180,078	$189,962	$—

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at December 31, 2019 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$80,902	$80,902	$—	$—
Total assets	$80,902	$80,902	$—	$—

The Company classifies its money market funds, which are valued based on quoted market prices in active markets, with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

Marketable securities consist of U.S. Treasury securities and are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies on a recurring basis.

As further discussed in Note 9, Long-term debt and warrant liability, during the year ended December 31, 2020, the Company issued a warrant to purchase shares of its Series B redeemable convertible preferred stock to Perceptive Credit Holdings III, LP, an affiliate of Perceptive Advisors LLC, or Perceptive. Perceptive is a considered a related party to the Company based on its ownership of the Company’s common stock. Upon issuance, the Company classified the warrant as a liability on its consolidated balance sheet and remeasured this warrant liability to fair value at each reporting date. The warrant is considered within Level 3 of the fair value hierarchy because the fair value uses management’s own assumptions

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

about the assumptions that market participants would use in pricing the liability. Upon the completion of the Company’s IPO on October 6, 2020, the warrant was automatically converted into a warrant exercisable for 338,784 shares of the Company’s common stock and was reclassified as equity. The fair value of the warrant was determined on October 6, 2020 using the following assumptions:

Stock price	$26.96
Exercise price	$8.86
Expected term (in years)	9.75
Volatility	75.00%
Risk-free interest rate	0.76%
Dividend yield	—

The following table presents the changes in Level 3 instruments, redeemable convertible preferred stock warrant, for the year ended December 31, 2020:

Balance at December 31, 2019	$—
Issuance of warrant	2,325
Change in fair value	5,676
Reclassification to equity	(8,001)
Balance at December 31, 2020	$—

As of December 31, 2020, the warrant has not been exercised.

There have been no transfers between fair value levels during the years ended December 31, 2020 and 2019.

Note 4. Marketable securities

Marketable securities at December 31, 2020 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$189,949	$13	$—	$189,962

As of December 31, 2020, none of the Company’s marketable securities were in an unrealized loss position. During the year ended December 31, 2020, the Company did not recognize any other-than-temporary impairment losses. The contractual maturity dates of the Company’s marketable securities are less than one year.

The Company did not have any marketable securities at December 31, 2019.

Note 5. Property and equipment

Property and equipment as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
Laboratory equipment	$7,207	$6,766
Furniture and fixtures	805	797
Leasehold improvements	541	520
Computer equipment	223	167
Office equipment	179	167
Total	8,955	8,417
Less: accumulated depreciation	(5,632)	(3,954)
Property and equipment, net	$3,323	$4,463

Depreciation expense related to property and equipment for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Depreciation expense	$1,617	$1,595

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Note 6. Leases

In July 2017, the Company entered into a lease of office and laboratory space for its headquarters in Watertown, Massachusetts, or the Watertown Lease. The Watertown Lease has a non-cancelable term of ten years with an option to extend for one additional five-year period and is subject to rent escalation throughout the term. Additionally, the Watertown Lease required the Company to provide collateral in the amount of $2.6 million, which is recorded as restricted cash on the accompanying consolidated balance sheets. The Watertown Lease commenced in April 2018, with rent commencing in May 2018. The Watertown Lease was classified as an operating lease and, upon the commencement in April 2018, the Company recorded a lease liability of $15.1 million and a right-of-use asset of $16.7 million, which is inclusive of $1.5 million of construction costs funded by the Company. In calculating the lease liability and the right-of-use asset, the Company did not include the additional five-year period option as management does not believe there is reasonable certainty the Company will exercise the option. In addition to rent, the Company is also responsible for paying its pro rata share of costs incurred for common area maintenance, real estate taxes and property insurance related to the leased space, which are accounted for as variable lease costs.

The elements of lease costs for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Lease cost:
Operating lease cost	$2,550	$2,550
Variable lease cost	1,066	1,020
Total lease cost	$3,616	$3,570
Other information:
Operating cash flows for operating liabilities	$2,206	$2,141
Remaining lease term	7.3 years	8.3 years
Discount rate	10%	10%

Future lease payments under non-cancelable leases as of December 31, 2020 for each of the years ending December 31 are as follows (in thousands):

2021	$2,272
2022	2,340
2023	2,410
2024	2,483
2025	2,557
Thereafter	6,277
Total undiscounted lease payments	18,339
Less: imputed interest	(5,471)
Total operating lease liability at December 31, 2020	$12,868

Note 7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Accrued research and development	$3,799	$2,615
Accrued compensation and benefits	3,724	3,048
Accrued professional fees	1,532	728
Other	469	280
Total accrued expenses and other current liabilities	$9,524	$6,671

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Note 8. Collaboration and license agreement

Financial information related to the collaboration and license agreements consisted of the following as of and for the year ended December 31, 2020 (in thousands):

	Accounts Receivable	Collaboration Revenue	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Roche Agreement	$750	$9,051	$11,238	$26,991	$38,229
Biogen License Agreement	776	9,913	13,965	26,026	39,991
Calico License Agreement	2,958	14,231	2,400	600	3,000
	$4,484	$33,195	$27,603	$53,617	$81,220

Financial information related to the collaboration and license agreements consisted of the following as of and for the year ended December 31, 2019 (in thousands):

Description	Accounts Receivable	Collaboration Revenue	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Roche Agreement	$—	$6,409	$12,164	$32,784	$44,948
Biogen License Agreement	—	2,432	6,141	36,934	43,075
Calico License Agreement	4,348	12,540	2,400	3,000	5,400
	$4,348	$21,381	$20,705	$72,718	$93,423

Other financial information related to the collaboration and license agreements for the years ended December 31, 2020 and 2019 are (in thousands):

	2020	2019
Revenue recognized that was included in the contract liability at the beginning of the period	$17,570	$11,948
Revenue recognized from performance obligations fully or partially satisfied in previous periods	348	—
Aggregate amount of the transaction price allocated to the performance obligations that are partially or fully unsatisfied as of the end of the reporting period	91,137	103,923

Roche Collaboration and License Agreement

Original Roche Agreement Structure

In March 2016, the Company entered into a license agreement, or the Original Roche Agreement, with Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche. Pursuant to the terms of the Original Roche Agreement, the Company and Roche agreed to collaborate on research activities to develop novel treatments in the field of targeted protein degradation using the Company’s degrader technology.

In exchange for a $15.0 million nonrefundable upfront payment and additional fees for dedicated personnel, the Company performed initial research and development services for drug discovery and preclinical development, provided a non-exclusive research and development license to its technology and participated on the joint research committee, or the Roche JRC.

Restated Roche Agreement Structure

On December 22, 2018, the Company and Roche executed the Amended and Restated Roche License Agreement, or the Roche Agreement. Under the Roche Agreement, the Company has a more active role in the manufacturing and commercialization of the targets, whereby if certain co-development and co-detailing rights are opted into by the Company, the parties will split future development costs in return for the rights to a larger share of future earnings from commercialization of the target. The target structure was revised to six potential targets, three of which were nominated as of the execution of the Roche Agreement and represent continuations of the initial preclinical research and development efforts begun under the Original Roche Agreement and three additional targets that were not nominated as of the execution of the Roche Agreement. Roche maintained its option rights to license and commercialize these six targets. For certain targets, Roche is required to pay the Company fees of $2.0 million and $3.0 million upon the progression of targets to the lead series identification achievement and GLP toxicology, or Tox, study phase, respectively. For each target option exercised by Roche,

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

the Company is eligible to receive up to $275.0 million in research and development milestones per target and commercial milestone payments, with the commercial milestones being dependent on underlying net sales. Roche is also required to pay the Company up to $150.0 million per target in one-time sales-based payments if the target achieves certain levels of net sales. In addition, Roche is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by licensed product basis, on worldwide net product sales.

Under the Roche Agreement:

•	the Company received additional upfront consideration of $40.0 million from Roche;
•

the Company has an option for co-development and co-detailing rights, whereby it would be required to provide additional financial support in return for the rights to a larger share of future earnings from commercializing one or more of the six targets;

•	Roche will no longer provide FTE reimbursement; rather, it will make annual research plan payments of $1.0 million for each active research plan; and
•

Adjustments were made to the option exercise fees, whereby certain targets now have option exercise fees of $7.0 million to $12.0 million (those progressed up to Phase 1 or through the GLP Tox studies, respectively) and others have $20.0 million (those progressed through clinical trials).

The collaboration is managed by a joint research committee. The Company has control over the committee and may terminate the Roche Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice.

In November 2020, the Company signed an amendment to the Roche Agreement that provides a mechanism through which the Company and Roche can mutually agree to terminate the Roche Agreement on a target-by-target basis by entry into a mutual target termination agreement. Upon a termination of this nature, the Roche Agreement, as amended, provides that all rights in know-how and intellectual property in support of products that use inhibition as their mode of action, referred to as the Roche Field, will revert to Roche and all rights in respect of know-how and intellectual property in support of products that use degradation as their mode of action, referred to as the C4T Field, will revert to the Company. Further, this amendment states that, following the entry into a mutual target termination agreement, Roche will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the Roche Field and the Company will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the C4T Field. In support of this allocation of rights, under the amendment, Roche provided the Company, and the Company provided Roche, with a perpetual, irrevocable, fully paid up, exclusive (even as to party granting the license), sublicensable (including in multiple tiers) license to the know-how and intellectual property rights that are allocated to a party under the mutual target termination agreement. Finally, through the entry into this amendment, the Company and Roche mutually agreed to terminate the Roche Agreement as to the target EGFR.

Roche Agreement Accounting

The Roche Agreement is a modification of the Original Roche Agreement under ASC 606 as both the scope and price of the contract were changed under the Roche Agreement and new, distinct performance obligations were created for targets that have different standalone selling prices based on the Company’s revised obligations. The Roche Agreement was not determined to be a separate contract for accounting purposes. The modification was accounted for as if it were a termination of the existing contract and the creation of a new contract, for which the unrecognized consideration from the Original Roche Agreement is added to the new transaction price promised as part of the Roche Agreement and will be recognized as revenue prospectively, as the new performance obligations are satisfied. The Company made this determination after considering the performance obligations under the Roche Agreement. When the amendment was signed, the contract was restructured such that the Company would pursue some of the same targets, but would have additional material responsibility to potentially develop the targets beyond the option exercise point, to either Phase 1 completion or to a point where the Company will exercise its co-development and co-detailing options and more fully share in the costs and future revenues. The $40.0 million upfront payment, $13.5 million of expected research plan funding payments, plus $6.4 million of remaining deferred revenue from the Original Roche Agreement represent the transaction price as of the outset of the arrangement.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Roche, is a customer. The Company identified the following promises at the outset of the Roche Agreement: (1) a non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities; (2) research and development services under the research plan for the three initial targets; (3) participation on the Roche JRC; (4) option rights to initiate a research plan for three additional targets; (5) an option to obtain a non-exclusive commercial license to intellectual property and know-how generated from the collaboration, subject to certain exclusivity requirements; (6) option

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

rights to develop, commercialize and manufacture products related to any of the six targets; and (7) rights for Roche to substitute targets prior to completion of a research plan, limited to six exchanges in total across the arrangement and subject to approval by the Roche JRC. The Roche JRC has equal representation from both parties, but the Company holds final decision-making authority in the event of a disagreement until the time at which Roche licenses a target and leads development efforts.

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

Based on these assessments, the Company identified twelve performance obligations, including three research services performance obligations, six material rights for the options to purchase a commercial license for six targets, and three material rights for the option to initiate research services for the uninitiated three targets as of the outset of the arrangement. The first three performance obligations primarily comprise: (1) the non-exclusive research and development license and (2) the research and development services for the target, including the related substitution rights.

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

The Company allocated the following amounts of the total transaction price to the performance obligations as of the amendment date, including the $2.0 million milestone achieved in April 2019:

•	$29.0 million to the research and development performance obligations for targets 1-3;
•

$4.1 million to the three material rights, related to the three targets initiated at the outset of the Roche Agreement, which will not begin revenue recognition until the option is exercised or expires; and

•	$28.8 million to the option to nominate targets 4-6 and the three material rights related to these options.

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

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Biogen Collaboration Research and License Agreement

In December 2018, the Company entered into a collaboration research and license agreement, or the Biogen License Agreement, with Biogen MA, Inc., or Biogen. Pursuant to the terms of the Biogen License Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments in the field of TPD using the Company’s degrader technology. In February 2020, the Company entered into an amendment to the Biogen Agreement that provided further clarity around Biogen’s ownership of target binding moieties, which are portions of molecules, and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provides that Biogen licenses to the Company the rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement. Under the terms of the Biogen License Agreement, the Company will initially develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility to each degrader to meet certain criteria against a target. Biogen also has the option to pay an additional $62.5 million to extend the contract and select up to five additional targets for development.

In exchange for the non-exclusive research license from Biogen as well as a $45.0 million nonrefundable upfront payment, the Company will grant a license to develop, commercialize and manufacture products related to each of the targets, which is contingent on not cancelling the contract, will perform initial research services for drug discovery, provide a non-exclusive research and commercial license to its intellectual property and will participate on the joint steering committee, or the Biogen JSC. The Company will also be obligated to participate in early research activities for other potential targets, referred to as sandbox activities at Biogen’s election up to a maximum amount; any work performed for these services will be reimbursed by Biogen, and Biogen will reimburse the Company for certain FTE costs. Biogen is also required to pay the Company up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay the Company royalties on a licensed product-by-licensed product basis, on worldwide net product sales.

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

Biogen License Agreement Accounting

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Biogen, is a customer. The Company identified the following promises under the arrangement: (1) a non-exclusive, royalty-free license to use the Company’s intellectual property to conduct research activities; (2) an upfront license to develop, commercialize and manufacture products related to each of the targets (which is contingent on not cancelling the contract); (3) research services for preclinical activities under the research plan; (4) participation on the Biogen JSC; and (5) substitution rights for Biogen via sandbox activities to replace targets prior to a program reaching completion of a research plan, limited to five exchanges in total. Substitution is dependent on the original target failing to meet certain criteria; Biogen may only replace a target in this specific scenario. The Company also determined that Biogen’s ability to terminate the Agreement at-will with 90 days’ notice is not representative of a substantive purchase option to continue to the research and does not provide a material right in the form of a continuous renewal option.

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

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Biogen also has the option to fund sandbox activities in exchange for consideration, whereby the Company will perform discovery-type research at Biogen’s election to develop other potential targets that may be used as replacement targets for the initially nominated targets or two additional targets under the Biogen Agreement. Revenues earned under this option, if initiated, will be recognized as services are performed and are not included in the transaction price. Sandbox research activities will be reimbursed on an FTE basis at market rates, which is adjusted for changes in the “Consumer Price Index” each year. The sandbox activities constitute additional research that can be purchased on an a la carte basis at an amount consistent with standalone selling price. The Company recognizes revenue as the services performed for the sandbox activities are performed and recognized $2.8 and $0.5 million of revenue for the years ended December 31, 2020 and 2019, respectively, related to the sandbox activities.

The Company recognizes FTE reimbursement related to sandbox activities as revenue as the hours are incurred each quarter. Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

The Company achieved $4.0 million in milestones under the Biogen Agreement in June 2020, which amount was recorded as accounts receivable and deferred revenue at that time. The Company received payment of these milestones from Biogen in August 2020.

Calico Collaboration and License Agreement

In March 2017, the Company entered into a collaboration and license agreement, or the Calico License Agreement, with Calico Life Sciences LLC, or Calico, whereby the Company and Calico agreed to collaborate to develop and commercialize small molecule protein degraders for diseases of aging, including cancer for a five-year period ending in March 2022, the research term.

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

Under the Calico License Agreement, Calico paid an upfront amount of $5.0 million and certain annual payments totaling $5.0 million through December 31, 2020 and pays target initiation fees and reimburses the Company for a number of FTEs, depending on the stage of the research, at specified market rates. Upon completion of the required discovery research and development services on any target, Calico is entitled to pursue commercial development of that target. The Company will perform initial research services for drug discovery and preclinical development, provide a non-exclusive research and commercial license to its IP and will participate on the Calico joint research committee, or the CJRC. For each target, the Company is eligible to receive up to $132.0 million in potential research, development and commercial milestone payments, on sales of all products resulting from the collaboration efforts. Calico is also required to pay the Company up to $65.0 million in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Calico is required to pay the Company royalties, at percentages in the mid-single digits, on a licensed product-by-licensed product basis, on worldwide net product sales.

The Calico License Agreement is managed by CJRC. Calico has control over the CJRC and may terminate the Calico License Agreement on a target-by-target or product-by-product basis under several scenarios, upon prior written notice.

The nonrefundable upfront and certain annual payments are not creditable against any other payments. Calico will reimburse the Company for a contractually defined number of FTEs per target depending on the phase of development, unless otherwise agreed upon by the CJRC. The research will be performed by the Company over the research term in accordance with the research plan. For the year ended December 31, 2019 the Company received $2.0 million in cash consideration for milestone revenue and no additional consideration in the form of cash received for target initiation fees. The Company recorded an accounts receivable of $1.0 million for additional target initiation fees in 2019 and received payment in 2020.

Calico License Agreement Accounting

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Calico, is a customer. The Company identified the following promises under the arrangement: (1) the non-exclusive, royalty-free research license and commercial license, which function for purposes of the arrangement as a license and are therefore analyzed together; (2) the target evaluation research services for all five targets; (3) the joint research plan research services related to targets 1 and 2, which were nominated at the execution of the Calico License Agreement; (4) the target initiation rights or options associated with targets 3, 4 and 5, subject to nomination; and (5) the joint research plan services associated with targets 3, 4 and 5, subject to nomination and payment of the target initiation fees from (4). The Company determined that the license and research activities were not distinct from one another, as the license has limited value without the

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

performance of the research activities by the Company. Participation on the CJRC to oversee the R&D activities and the technology transfer associated with the Calico License Agreement were determined to be quantitatively and qualitatively immaterial and therefore are excluded from performance obligations. The Company determined that the option rights to nominate the targets were not distinct from one another or from the other promises in the arrangement, specifically the research license and research services. The Company evaluated the target initiation rights for targets 3, 4 and 5 and the research services associated with the joint research plan nomination for these targets to determine whether they provide Calico with any material rights. The Company concluded that these options were not issued at a significant and incremental discount and therefore do not provide material rights.

Based on these assessments, the Company identified one performance obligation at the outset of the Calico License Agreement, which consists of: (1) the non-exclusive license and (2) the research activities for the target evaluation phase for all five targets and the joint research plan phase for targets 1 and 2.

Under the Calico License Agreement, the transaction price determined by the Company is the upfront amount plus the committed anniversary payments and the target initiation fees related to the targets nominated at the execution of the Calico License Agreement. Based on the ability of Calico to cancel the arrangement for any reason, Calico effectively has an option for continued access to the Company’s research license and procurement of research services that they can cancel at any time. Under the Calico License Agreement, the Company amortized the upfront fee received on a straight-line basis over the period services are available to the counterparty (i.e., the contractual term of five years). Straight-line amortization of the upfront payment was considered the best measure of progress because the customer has access to research and development services throughout the period. Incremental fees for research and development services are paid at agreed upon FTE rates and recognized in the period incurred.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

Note 9. Long-term debt and warrant liability

On June 5, 2020, contemporaneously with the completion of the Series B Financing (see Note 10, Stockholders’ equity), the Company entered into a Credit Agreement, or the Credit Agreement, with Perceptive, which is a related party as previously noted, that provides for an aggregate principal borrowing amount of up to $20.0 million, available in two tranches of $12.5 million and $7.5 million, or the Term Loan. In June 2020, the Company drew down on the first tranche of $12.5 million. The borrowing bears interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%. If LIBOR cannot be determined, an alternate rate of interest will be established giving consideration to then-prevailing market convention for determining a rate of interest. The Credit Agreement is secured by a lien on substantially all of the Company’s assets, including, but not limited to, shares of the Company’s subsidiaries, its current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment and contract rights. The Credit Agreement requires the Company to maintain a minimum aggregate cash balance of $3.0 million in one or more controlled accounts and contains various affirmative and negative covenants that limit its ability to engage in specified types of transactions.

The Company is required to make interest-only payments until December 5, 2022, after which point the Company will be required to make payments of principal equal to 2% of the Term Loan until maturity on June 5, 2024, or the Maturity Date. If the Company pays off the Term Loan prior to the Maturity Date, it will be required to pay a prepayment fee. Per the terms of the Credit Agreement, the prepayment fee is $5.0 million less any interest paid through the prepayment period. As of December 31, 2020, the prepayment fee would be $4.2 million. The Company paid issuance costs of $0.5 million in connection with its entry into the Credit Agreement.

Under the terms of the Credit Agreement, the Company issued a warrant to purchase up to 2,857,142 shares of the Company’s Series B preferred stock to Perceptive at an exercise price per share of $1.05. The fair value of the warrant at the time of issuance was determined to be $2.3 million. The warrant is exercisable at any time prior to the ten-year anniversary of the closing date of the Credit Agreement. At issuance, the Company determined that the warrant is liability-classified and would be remeasured to fair value each reporting period, with changes in fair value recorded in the statement of operations and comprehensive loss.

Upon the completion of the Company’s IPO on October 6, 2020, the warrant was effected for one-for-8.4335 reverse stock split and automatically converted into a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price per share of $8.86. Based on information available at that time, the fair value of the warrant was determined to be $8.0 million on October 6, 2020. Upon the conversion into a warrant exercisable for shares of the Company’s common stock, management concluded that the warrant meets the definition of an equity instrument and the warrant was recorded, at its fair value on October 6, 2020, as an increase to additional paid-in capital. For the year ended December 31, 2020, the

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Company recognized $5.7 million in change in the fair value of the warrant liability as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

As of December 31, 2020, the outstanding long-term debt was $12.5 million. The outstanding amount is reduced by the unamortized portions of 1) issuance costs, and 2) the issuance date fair value of the warrant to arrive at the carrying value of long-term debt as of December 31, 2020, which was determined to be $10.1 million.

As of December 31, 2020, the Company had met the criteria to draw down on the second tranche of $7.5 million. It has the ability, but not the obligation, to draw down the second tranche until June 30, 2021.

Anticipated future minimum payments on long-term debt for the years ending December 31 are (in thousands):

2021	$—
2022	—
2023	3,000
2024	9,500
Total minimum long-term debt payments	12,500
Less: Unamortized debt issuance costs, and debt discount related to warrant	(2,448)
Carrying value of long-term debt—related party at December 31, 2020	$10,052

Note 10. Stockholders’ equity

Certificate of Incorporation

Prior to the IPO, the terms of the Company’s equity securities were defined in the Company’s Fourth Amended and Restated Certificate of Incorporation, which was filed with the Secretary of the State of Delaware on June 3, 2020, or the Fourth Charter. Under the Fourth Charter, the Company was authorized to issue Series Seed Preferred Stock, Series A Preferred Stock and Series B Preferred Stock, each of which had a par value of $0.0005 per share and which are referred to collectively as Preferred Stock. On October 6, 2020, in connection with the consummation of the IPO, the Company filed its Fifth Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware. The summary below relates to the Company’s Fourth Charter.

Reverse Stock Split

As described in Note 1, Nature of the business and basis of presentation, on September 25, 2020 the Company effected a one-for-8.4335 reverse stock split of its issued and outstanding common stock, stock options and common stock warrant and a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock. Accordingly, all issued and outstanding common stock, options to purchase common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

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

Upon the completion of the Company’s IPO on October 6, 2020, all outstanding shares of the Company’s Preferred Stock were converted into 30,355,379 shares of common stock using the exchange rate set forth in the Fourth Charter, as amended,

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

which provided that every 8.4335 shares of Preferred Stock converted into one share of common stock. As a result, as of December 31, 2020, no shares of Preferred Stock are presently outstanding.

As of December 31, 2019, Preferred Stock consisted of the following (in thousands, except share data):

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Value	Common Stock Issuable Upon Conversion
Series Seed Preferred Stock	4,000,000	4,000,000	$1,000	$1,000	474,298
Series A Preferred Stock	110,000,000	109,145,900	109,995	109,995	12,941,857
FF Preferred Stock	32,760,000	—	—	—	—
	146,760,000	113,145,900	$110,995	$110,995	13,416,155

Note 11. Stock-based compensation

2015 Incentive Stock Option and Grant Plan

On December 28, 2015, the Company’s board of directors adopted the 2015 Incentive Stock Option and Grant Plan, or the 2015 Plan, and reserved 2,525,327 shares of common stock for issuance under this plan.

The 2015 Plan authorizes the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options and restricted stock awards to eligible employees, outside directors and consultants of the Company. Options generally vest over a period of five or eight years with a cliff vesting at one year and quarterly vesting thereafter and options that lapse or are forfeited are available to be granted again. The contractual life of all options is ten years from the date of grant.

2020 Stock Option and Incentive Plan

On September 8, 2020, the Company’s board of directors adopted the C4 Therapeutics, Inc. 2020 Stock Option and Incentive Plan, or the 2020 Plan, which became effective on September 30, 2020. Upon adoption there were 6,567,144 shares of common stock reserved for issuance under the 2020 Plan. The Company’s Board of Directors, the Compensation Committee of the Board of Directors, and the Chief Executive Officer of the Company are authorized to grant a broad range of equity-based awards under the 2020 Plan, including stock options, stock appreciation rights, or SARs, restricted stock awards, or RSAs, restricted stock units, or RSUs, performance awards and stock bonus awards to the Company’s officers, employees, directors and other key persons, including consultants.

Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of December 31, 2020, the Company had 8,880,367 shares reserved under the 2020 Plan and 2015 Plan, and 3,851,003 shares available for future issuance under the 2020 Plan.

The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with January 1, 2021 and continuing until the expiration of the 2020 Plan, equal to the lesser of (i) 5% of the outstanding shares of common stock on the immediately preceding December 31st, or (ii) lesser number of shares determined by the administrator of the 2020 Plan, which is the Company’s Board of Directors or the Compensation Committee of the Board of Directors. On January 1, 2021, the annual increase for the 2020 Plan resulted in an additional 2,152,981 shares authorized for issuance being added to the 2020 Plan.

Stock-based compensation expense for the year ended December 31, 2020 and 2019 was classified in the consolidated statement of operations and comprehensive loss as follows (in thousands):

	2020	2019
Research and development	$972	$395
General and administrative	2,460	1,247
Total stock-based compensation expense	$3,432	$1,642

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

The following table summarizes the stock option activity under the Company’s equity awards plans for the year ended December 31, 2020:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,310,886	$4.42	8.11	$4,801
Granted	4,222,179	14.27
Exercised	(281,584)	3.15
Forfeited/expired	(1,222,117)	4.58
Outstanding as of December 31, 2020	5,029,364	$12.72	9.25	$102,635
Exercisable as of December 31, 2020	455,633	$4.28	7.34	$13,144
Vested and expected to vest as of December 31, 2020	5,029,364	$12.72	9.25	$102,635

Other information related to the option activity of the Company is as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Weighted-average fair value of options granted	$9.24	$4.13
Intrinsic value of options exercised (in thousands)	$2,587	$337

As of December 31, 2020, the unrecognized compensation cost related to outstanding options was $37.5 million, which is expected to be recognized over a weighted-average period of 3.7 years.

The following table summarizes assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees for the years ended December 31, 2020 and 2019:

	2020	2019
Expected option life (years)	5.23 - 6.35	6.35
Risk-free interest rate	0.32% - 0.57%	1.71% - 2.36%
Expected volatility	69.54% - 83.76%	65.50% - 76.80%
Expected dividend yield	0.00%	0.00%

2020 Employee Stock Purchase Plan

On September 8, 2020, the Company’s board of directors adopted the C4 Therapeutics, Inc. 2020 Employee Stock Purchase Plan, or the 2020 ESPP, which became effective on September 30, 2020 for use by the Company following its IPO. Upon adoption there were 437,809 shares of common stock reserved for issuance under the 2020 ESPP. The 2020 ESPP provides for an annual increase to be added on the first day of each fiscal year, beginning with January 1, 2021 and continuing thereafter through January 1, 2030, equal to the lesser of (i) 1% of the outstanding shares of common stock on the immediately preceding December 31st, (ii) 656,714 shares, or (ii) lesser number of shares determined by the administrator of the 2020 ESPP. On January 1, 2021, the annual increase for the 2020 ESPP resulted in an additional 430,596 shares authorized for issuance being added to the 2020 ESPP.

To participate in the 2020 ESPP, eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the 2020 ESPP. As of December 31, 2020, the Company had not held any offering periods and no shares had been issued under the 2020 ESPP.

President and Chief Executive Officer Termination

On March 3, 2020, or the Separation Date, the employment of the Company’s then current president and chief executive officer, or the Former CEO, terminated. The Company repurchased all of the Former CEO’s outstanding shares of common stock, which had been issued upon his exercise of previously granted stock options, for total consideration of $0.1 million. The Former CEO also relinquished his right to purchase shares of common stock upon the exercise of stock options that were vested as of his Separation Date, in exchange for total consideration paid by the Company of $0.7 million. The Company recognized the repurchase price of these shares of common stock and the relinquishment of these vested options in additional-paid-in-capital.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Note 12. Income Taxes

Income tax (benefit) expense consists of the following for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Current tax provision:
Current federal provision	$(673)	$669
Current state provision	47	135
Total current provision	(626)	804
Deferred tax provision:
Deferred federal provision	—	—
Deferred state provision	—	—
Total tax provision	$(626)	$804

(a) Tax Rate Reconciliation

A reconciliation of the expected income tax (benefit) expense computed at the statutory federal rate to income taxes as reflected in the consolidated financial statements is as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Income tax benefit computed at federal statutory tax rate	21.0%	21.0%
Stock-based compensation	(0.1)%	(0.4)%
State tax—net of federal	8.1%	6.6%
State credits	1.2%	0.6%
Federal credits	3.5%	1.1%
Valuation allowance	(34.1)%	(32.1)%
Rate change	3.1%	(0.1)%
Net operating loss carryback benefits	1.0%	0.0%
Tax attributes true up due to net operating loss carryback	(1.0)%	0.0%
Other permanent differences	(1.8)%	0.9%
Total	0.9%	(2.4)%

(b) Significant Components of Deferred Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Deferred tax assets:
Capitalized start-up costs	$1,075	$1,151
Operating lease liability	3,859	3,821
Stock-based compensation	1,344	542
Net operating losses	19,399	575
R&D and investment tax credits	5,578	441
Deferred revenue	23,157	25,271
Other	168	—
Total gross deferred tax assets	54,580	31,801
Deferred tax liabilities:
Right-of-use asset	(3,967)	(4,017)
Fixed assets	(744)	(726)
Unrealized gain/loss	(3)
Less: valuation allowance	(49,866)	(27,058)
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. As of December 31, 2020 and 2019, based on the Company’s historical operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

full valuation allowance for the deferred tax assets as of December 31, 2020 and 2019. The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $49.9 million and $27.1 million, respectively. The net valuation allowance increase of $22.8 million during the year ended December 31, 2020 was primarily due to the increase in net operating loss and tax credits carryforward and a decrease in deferred revenue recognized during the year.

As of December 31, 2020 and 2019, the Company had $58.8 million and no gross United States federal net operating loss, or NOL, carryforwards, respectively, which may be available to offset future income tax liabilities. The Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, will generally allow federal losses generated after 2017 to be carried over indefinitely, but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended, or IRC). In addition, there will be no carryback for losses generated after 2017. Losses generated prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. For U.S. federal income tax purposes, the Company has federal NOLs generated after 2017 of $58.8 million, which do not expire. The Company does not have any available NOLs generated prior to 2018 as they were fully utilized in 2019. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA. The Company is anticipated to carryback a portion of FY2020 NOL to the tax year ended December 31, 2019 which will result in a refund of approximately $0.6 million.

As of December 31, 2020 and 2019, the Company has total gross United States state net operating loss carryforwards of $105.1 million and $8.2 million, respectively, which may be available to offset future income tax liabilities that expire at various dates through 2040.

At December 31, 2020 and 2019, the Company has United States federal research credit carryforwards of $4.7 million and $0.4 million, respectively, which are available to offset future federal income tax liabilities, which expire at various dates through 2040. At December 31, 2020 and 2019, the Company has United States state research credit carryforwards of $1.1 million and $0.1 million, respectively, which are available to reduce future tax liabilities which expire at various dates through 2035.

Under the provisions of the IRC, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. In 2020, the Company completed a study of ownership changes from inception through December 31, 2020, to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The result of this study indicated that the Company experienced ownership changes as defined by IRS Section 382 of the Code, however there are no net operating loss carryforwards that will be limited and expire unused as a result of such ownership changes.

The Company will recognize interest and/or penalties related to uncertain tax benefits in income tax expense as they arise. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax benefits.

The Company files income tax returns in the United States, California, and Massachusetts. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 through present. To the extent that the Company has tax attribute carryforwards, the tax years in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Services or State tax authorities to the extent utilized in a future period. The Company is not currently under examination by any tax authorities.

The CARES Act was enacted on March 27, 2020. The CARES Act contains a significant number of provisions that may impact on the Company’s accounting for income taxes. The Company has considered several key corporate provisions within the CARES Act, has evaluated its potential impact and as a result recorded a tax benefit of $0.6 million related to an anticipated refund to be received for federal taxes incurred for the tax year ended December 31, 2019. The refund is expected to be received in 2021 after the Company files the tax year 2020 net operating loss carryback claim upon the completion of its tax year 2020 tax returns, which are due October 15, 2021.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Note 13. Loss per share

As noted in Note 2, Summary of significant accounting policies, for periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for each of the years ended December 31 because including them would have had an anti-dilutive effect:

	2020	2019
Series Seed Preferred Stock	—	474,298
Series A Preferred Stock	—	12,941,857
Options to purchase common stock	5,029,364	2,310,886
Warrant to purchase common stock	338,784	—
	5,368,148	15,727,041

All redeemable, convertible preferred stock, including those that were outstanding as of December 31, 2019, as shown above, were converted to shares of the Company’s common and effected for a one-for-8.4335 reverse stock split.

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding for the years ended December 31, 2020 and 2019 (in thousands, except share and per share data):

	2020	2019
Numerator:
Net loss	$(66,335)	$(34,099)
Accrual of preferred stock dividends	—	(8,468)
Net loss attributable to common stockholders—basic and diluted	$(66,335)	$(42,567)
Denominator:
Weighted-average common stock outstanding—basic and diluted	11,370,328	1,371,905
Net loss per share attributable to common stockholders—basic and diluted	$(5.83)	$(31.03)

Note 14. Defined contribution plan

The Company has a 401(k) retirement plan, the 401(k) Plan, whereby all full-time employees may contribute up to 90% of their pre-tax compensation, up to the maximum allowable amount set by the Internal Revenue Service. The Company, at its discretion, matches 100% of contributions to the 401(k) Plan up to a maximum of $6,000 per year for each full-time employee. During each of the years ended December 31, 2020 and 2019, the Company contributed approximately $0.5 million and $0.4 million, respectively, to the 401(k) Plan.