Form 10-Q
period 2021-03-31
C4 Therapeutics, Inc.
filed 2021-05-13
CIK 1662579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 43,195,352 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:

•

the initiation, timing, progress, results, safety and efficacy, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials, the period during which the results of the trials will become available, and our research and development programs;

•

the ultimate impact of the current novel coronavirus, or COVID-19, pandemic, or any other health epidemic, on our business, manufacturing, clinical trials, research programs, supply chain, regulatory review, healthcare systems or the global economy as a whole;

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
•

the ability and willingness of our third-party strategic collaborators to continue research, development and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, Biogen MA, Inc., or Biogen, and Calico Life Sciences LLC, or Calico, or other new collaboration agreements;

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

This Form 10-Q may include statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified the information contained in such sources.

SUMMARY OF RISKS FACTORS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:

•

We are an early-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $21.0 million and $11.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

•

We have entered into collaboration agreements with Roche, Biogen and Calico and may in the future seek to enter into collaborations with third parties for the development and/or commercialization of certain of our product candidates. If we fail to enter into these types of new collaborations, or if our existing collaborations are not successful, we may be unable to continue development of our product candidates, we will not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of our product candidates.

•	The continuing effects of the novel COVID-19 pandemic could adversely impact our business, including our preclinical studies and clinical trials.
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

C4 Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$94,912	$181,727
Marketable securities, current	218,567	189,962
Accounts receivable	3,656	4,484
Prepaid expenses and other current assets	4,876	4,836
Total current assets	322,011	381,009
Marketable securities, non-current	32,495	—
Property and equipment, net	4,015	3,323
Right-of-use asset	12,909	13,229
Restricted cash	2,577	2,577
Total assets	$374,007	$400,138
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,742	$5,683
Accrued expenses and other current liabilities	6,260	9,524
Deferred revenue, current	26,565	27,603
Operating lease liability, current	1,086	1,042
Total current liabilities	37,653	43,852
Deferred revenue, net of current	50,886	53,617
Operating lease liability, net of current	11,532	11,826
Long-term debt − related party	10,231	10,052
Total liabilities	110,302	119,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 43,108,960 and 43,059,632 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	468,589	464,597
Accumulated other comprehensive (loss) income	(94)	13
Accumulated deficit	(204,794)	(183,823)
Total stockholders’ equity	263,705	280,791
Total liabilities and stockholders’ equity	$374,007	$400,138

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue from collaboration agreements	$7,426	$6,816
Operating expenses:
Research and development	20,526	16,312
General and administrative	7,409	2,842
Total operating expenses	27,935	19,154
Loss from operations	(20,509)	(12,338)
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	(534)	—
Interest and other income, net	72	259
Total other (expense) income, net	(462)	259
Loss before income taxes	(20,971)	(12,079)
Income tax benefit	—	167
Net loss	$(20,971)	$(11,912)
Unrealized loss on marketable securities	(107)	—
Comprehensive loss	$(21,078)	$(11,912)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(20,971)	$(11,912)
Accrual of preferred stock dividends	—	(2,111)
Net loss attributable to common stockholders	$(20,971)	$(14,023)
Net loss per share attributable to common stockholders − basic and diluted	$(0.49)	$(9.59)
Weighted-average number of shares used in computed net loss per share − basic and diluted	43,084,978	1,462,759

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	43,059,632	$4	$464,597	13	$(183,823)	$280,791
Exercise of stock options	49,328	—	166	—	—	166
Stock-based compensation	—	—	3,845	—	—	3,845
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(20,971)	(20,971)
Other	—	—	(19)	—	—	(19)
Balance as of March 31, 2021	43,108,960	$4	$468,589	$(94)	$(204,794)	$263,705

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) - Continued

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	113,145,900	$110,995	1,426,641	$—	$5,525	$(117,488)	$(111,963)
Exercise of stock options	—	—	49,031	—	156	—	156
Stock-based compensation	—	—	—	—	116	—	116
Repurchase of common stock	—	—	—	—	(202)	—	(202)
Vested stock option settlement	—	—	—	—	(728)	—	(728)
Net loss	—	—	—	—	—	(11,912)	(11,912)
Balance as of March 31, 2020	113,145,900	$110,995	1,475,672	$—	$4,867	$(129,400)	$(124,533)

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(20,971)	$(11,912)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation expense	451	416
Stock-based compensation expense	3,845	116
Accretion of discount on marketable securities	102	—
Reduction in carrying amount of right-of-use assets	320	298
Amortization of debt discount	182	—
Changes in operating assets and liabilities:
Accounts receivable	828	1,303
Prepaid expenses and other current assets	(40)	(281)
Accounts payable	(1,965)	(2,100)
Accrued expenses and other current liabilities	(3,666)	(1,298)
Operating lease liability	(251)	(212)
Deferred revenue	(3,769)	(2,996)
Net cash used in operating activities	(24,934)	(16,666)
Cash flows used in investing activities:
Sales and maturities of marketable securities	114,994	—
Purchases of marketable securities	(176,303)	—
Purchases of property and equipment	(421)	(184)
Net cash used in investing activities	(61,730)	(184)
Cash flows (used in) provided by financing activities:
Proceeds from exercises of stock options	166	156
Payment of initial public offering costs	(314)	—
Other	(3)	—
Net cash (used in) provided by financing activities	(151)	156

Net change in cash, cash equivalents and restricted cash	(86,815)	(16,694)
Cash, cash equivalents and restricted cash at beginning of period	184,304	93,126
Cash, cash equivalents and restricted cash at end of period	$97,489	$76,432

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$97,489	$76,432
Less: restricted cash	(2,577)	(2,577)
Cash and cash equivalents at end of the period	$94,912	$73,855

Supplemental disclosures of cash flow information:
Cash paid for interest	$358	$—

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$722	$12
Stock option repurchases included in accrued expenses	$—	$202
Vested stock option liability included in accrued expenses	$—	$728

See accompanying notes to condensed consolidated financial statements.

C4 THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of the business and basis of presentation

C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a biopharmaceutical company focused on harnessing the body’s natural regulation of protein levels to develop novel therapeutic candidates to target and eliminate disease-causing proteins for the treatment of cancer and other diseases. The Company was incorporated in Delaware on October 7, 2015 and has its principal office in Watertown, Massachusetts.

Liquidity and capital resources

Since its inception, the Company’s primary activities have been focused on research and development activities, building the Company’s intellectual property, recruiting personnel and raising capital to support these activities. To date, the Company has funded its operations primarily with proceeds received from the sales of redeemable convertible preferred stock, sales of common stock through an initial public offering, through its collaboration agreements, and debt financing.

The Company has incurred recurring losses since its inception, including net losses of $21.0 million and $11.9 million for the three months ended March 31, 2021 and 2020, respectively. In addition, as of March 31, 2021, the Company had an accumulated deficit of $204.8 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.

On October 6, 2020, the Company completed its initial public offering, or the IPO, at which time the Company issued 11,040,000 shares of its common stock at a price to the public of $19.00 per share, resulting in net proceeds of $191.2 million, after deducting underwriting discounts and commissions and expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 30,355,379 shares of common stock.

The Company expects that its cash, cash equivalents and marketable securities of $346.0 million as of March 31, 2021 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Reverse stock split

On September 25, 2020, the Company effected a one-for-8.4335 reverse stock split of its issued and then outstanding common stock and stock options, and a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock. Accordingly, all issued and then outstanding common stock, options to purchase common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Risks and uncertainties

The Company is subject to risks common to other life science companies in the early development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with the Food and Drug Administration, and other government regulations. If the Company does not successfully advance its programs into and through human clinical trials and commercialize any of its product candidates, the Company may be unable to produce product revenue or achieve profitability. Additionally, if the Company elects to enter into collaborations for its programs, the success of those collaborations may significantly impact its revenue and profitability. There can be no assurance that the Company’s research and development efforts will be successful, adequate protection for the Company’s intellectual property will be obtained, any products developed will obtain or maintain necessary government regulatory approval, or any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in science and technology and substantial competition from pharmaceutical and biotechnology companies.

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

Note 2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include the accounts of C4 Therapeutics, Inc. and its subsidiary C4T Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current assets. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2020, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2021.

Significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2021.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements if these results differ from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, amounts and timing of revenues recognized under the Company’s research and development collaboration arrangements and accrued research and development expense. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Recently issued accounting standards

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted the provisions of ASU 2019-12 effective January 1, 2021, which did not have a material effect on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance for a limited time to ease the potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate, or LIBOR. Optional expedients in Topic 848 are generally available until December 31, 2022. The adoption of ASU 2020-04 is not expected have a material effect on the Company’s condensed consolidated financial statements.

Note 3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2021 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$81,474	$81,474	$—	$—
Corporate debt securities	13,115	—	13,115	—
Marketable securities:
Corporate debt securities	161,007	—	161,007	—
U.S. Treasury securities	84,996	—	84,996	—
U.S. government debt securities	5,059	—	5,059	—
Total cash equivalents and marketable securities	$345,651	$81,474	$264,177	$—

The Company classifies its money market funds, which are valued based on quoted market prices in active markets, with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

Marketable securities consist of U.S. Treasury securities, U.S. government debt securities, and corporate debt securities, all of which are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies on a recurring basis.

There have been no transfers between fair value levels during the three months ended March 31, 2021.

Note 4. Marketable securities

Marketable securities as of March 31, 2021 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$161,109	$1	$(103)	$161,007
U.S. Treasury securities	84,988	8	—	84,996
U.S. government debt securities	5,059	—	—	5,059
Total marketable securities, current and non-current	$251,156	$9	$(103)	$251,062

Marketable securities as of December 31, 2020 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. Treasury securities	$189,949	$13	$—	$189,962
Total marketable securities, current	$189,949	$13	$—	$189,962

As of March 31, 2021, the Company held 52 marketable securities, with an aggregate fair value of $135.4 million, in an unrealized loss position. There were no individual securities that were in a significant unrealized loss position as of March 31, 2021 and the Company did not record an allowance for credit losses as of March 31, 2021 related to these securities. Further, given the short-term duration and the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

Note 5. Property and equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Property and equipment:
Laboratory equipment	$8,350	$7,207
Furniture and fixtures	805	805
Leasehold improvements	541	541
Computer equipment	223	223
Office equipment	179	179
Total property and equipment	10,098	8,955
Less: accumulated depreciation	(6,083)	(5,632)
Total property and equipment, net	$4,015	$3,323

Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$451	$416

Note 6. Leases

In July 2017, the Company entered into a lease of office and laboratory space for its headquarters at 490 Arsenal Way, Suite 200 in Watertown, Massachusetts (the “Watertown Lease”). The Watertown Lease commenced in April 2018 with rent commencing in May 2018. The lease has a non-cancelable term of ten years with an option to extend for one additional five-year period and is subject to rent escalation throughout the term and requires the Company to provide collateral in the amount of $2.6 million, which is recorded as restricted cash on the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The elements of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease cost:
Operating lease cost	$637	$637
Variable lease cost	241	266
Total lease cost	878	903

The following table summarizes the lease term and discount rate applied in arriving at the lease liability:

	March 31, 2021	December 31, 2020
Remaining lease term	7.0 years	7.3 years
Discount rate	10%	10%

Future lease payments under non-cancelable leases as of March 31, 2021 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments:
Remaining 2021	$1,704
2022	2,340
2023	2,410
2024	2,483
2025	2,557
Thereafter	6,277
Total undiscounted lease payments	17,771
Less: imputed interest	(5,153)
Total operating lease liability	$12,618

Note 7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Accrued research and development	$3,166	$3,799
Accrued compensation and benefits	1,376	3,724
Accrued professional fees	831	1,532
Other	887	469
Total accrued expenses and other current liabilities	$6,260	$9,524

Note 8. Collaboration and license agreements

Roche Collaboration and License Agreement

In March 2016, the Company entered into a license agreement, or the Original Roche Agreement, with Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche. Pursuant to the terms of the Original Roche Agreement, the Company and Roche agreed to collaborate on research activities to develop novel treatments in the field of targeted protein degradation using the Company’s degrader technology.

On December 22, 2018, the Company and Roche executed the Amended and Restated Roche License Agreement, or the Roche Agreement, which was further amended in November 2020. Under the Roche Agreement, if the Company opts into certain co-development rights, the parties will share future development costs and the Company will receive an increased royalty rate on product sales from commercialization of the target. If the Company opts into certain co-detailing rights, the Company is entitled to reimbursement of certain commercialization costs. The target structure contains six potential targets. Roche maintained its option rights to license and commercialize these six targets.

Upon signing the Roche Agreement, the Company received upfront consideration of $40.0 million from Roche. In addition, Roche will make annual research plan payments of $1.0 million for up to three years for each active research plan. For certain targets, Roche is required to pay the Company fees of $2.0 million and $3.0 million upon the progression of targets to the lead series identification achievement and good laboratory practice toxicology study phase, respectively. Option exercise fees ranges from $7.0 million to $20.0 million depending on the target. For each target option exercised by Roche, the Company is eligible to receive up to $275.0 million in research and development milestones per target and commercial milestone payments, with the commercial milestones being dependent on underlying net sales. Roche is also required to pay the Company up to $150.0 million per target in one-time sales-based payments if the target achieves certain levels of net sales. In addition, Roche is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by licensed product basis, on worldwide net product sales.

The collaboration is managed by a joint research committee. The Company has control over the committee and may terminate the Roche Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice.

Roche Agreement accounting

The Company identified twelve performance obligations within the Roche Agreement, represented by the six potential research and development targets and the option rights held by Roche for each of the six targets. The transaction price is allocated to the performance obligations based on their relative standalone selling price. The allocated transaction price is recognized as revenue in one of two ways:

•

Research and development targets: The Company recognizes the portion of the transaction price allocated to each of the research and development performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to said research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

•

Option rights: The transaction price allocated to the options rights, which are considered material rights, is recognized in the period that Roche elects to exercise or elects to not exercise its option right to license and commercialize the underlying research and development target.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

Biogen Collaboration Research and License Agreement

In December 2018, the Company entered into a collaboration research and license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen, which was amended in February 2020. Pursuant to the terms of the Biogen Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments in the field of target protein degradation, or TPD, using the Company’s degrader technology. Under the terms of the Biogen Agreement, the Company will initially develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months, ending in June 2023. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility to each degrader to meet certain criteria against a target. Biogen also has the option to pay an additional $62.5 million to extend the contract for four additional years and select up to five additional targets for development.

In exchange for the non-exclusive research license from Biogen, as well as a $45.0 million nonrefundable upfront payment, the Company has granted a license to develop, commercialize and manufacture products related to each of the targets (which is contingent on not cancelling the contract), performs initial research services for drug discovery, has provided a non-exclusive research and commercial license to its intellectual property and participates on the joint steering committee, or the Biogen JSC. The Company is also obligated to participate in early research activities for other potential targets or sandbox activities, at Biogen’s election up to a maximum amount; any work performed for these services is reimbursed by Biogen, and Biogen reimburses the Company for certain full-time equivalent, or FTE, costs. Biogen is also required to pay the Company up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay the Company royalties on a licensed product-by-licensed product basis, on worldwide net product sales.

The collaboration is managed by the Biogen JSC, which Biogen has control over, and Biogen may terminate the Biogen Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice.

Biogen Agreement accounting

The Company recognizes revenue under the Biogen Agreement from two types of services: 1) research and development services, and 2) sandbox activities, which are discovery-type research services.

•

Research and development services: The Company identified one performance obligation at the outset of the Biogen Agreement, representing a combined performance obligation consisting of (1) the licenses, (2) the research activities for the target evaluation phase for all five targets and (3) the joint research plan phase for each target.

The Company recognizes the transaction price allocated to this performance obligation as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to said research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

•

Sandbox activities: Biogen has the option to fund sandbox activities in exchange for consideration at market rates, whereby the Company will perform discovery-type research at Biogen’s election to develop other potential targets that may be used as replacement targets for the initially nominated targets or two additional targets under the Biogen Agreement. Revenues earned under this option are recognized as services are performed and are not included in the transaction price allocated to the performance obligation described above. The Company recognizes FTE reimbursement received for sandbox activities as revenue as the hours are incurred each quarter.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. In May 2021, the Company achieved a $3.0 million lead initiation fee under the Biogen Agreement. This amount will be recorded as previously described during the three-month period ending on June 30, 2021.

Calico Collaboration and License Agreement

In March 2017, the Company entered into a collaboration and license agreement, or the Calico Agreement, with Calico Life Sciences LLC, or Calico, whereby the Company and Calico agreed to collaborate to develop and commercialize small molecule protein degraders for diseases of aging, including cancer, for a five-year period ending in March 2022.

Under the terms of the Calico Agreement, the Company will initially develop and commercialize small molecule protein degraders for up to five target proteins over the research term. On a target-by-target basis, after successful completion of a defined target evaluation period, Calico has an exclusive option to pursue further pre-clinical development and commercialization via a joint research plan for each target.

Under the Calico Agreement, Calico paid an upfront amount of $5.0 million and certain annual payments totaling $5.0 million through June 30, 2020 and pays target initiation fees and reimburses the Company for a number of FTEs, depending on the stage of the research, at specified market rates. Upon completion of the required discovery research and development services on any target,

Calico is entitled to pursue commercial development of that target. The Company will perform initial research services for drug discovery and preclinical development, provide a non-exclusive research and commercial license to its IP and will participate on the Calico joint research committee, or the Calico JRC. For each target, the Company is eligible to receive up to $132.0 million in potential research, development and commercial milestone payments, on sales of all products resulting from the collaboration efforts. Calico is also required to pay the Company up to $65.0 million in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Calico is required to pay the Company royalties, at percentages in the mid-single digits, on a licensed product-by-licensed product basis, on worldwide net product sales.

The Calico Agreement is managed by the Calico JRC. Calico has control over the Calico JRC and may terminate the Calico Agreement on a target-by-target or product-by-product basis under several scenarios, upon prior written notice.

Calico Agreement accounting

The Company identified one performance obligation at the outset of the Calico Agreement, which consists of: (1) the non-exclusive license and (2) the research activities for the target evaluation phase for all five targets and the joint research plan phase for targets 1 and 2.

The transaction price consists of the upfront amount, the committed anniversary payments, and the target initiation fees related to the targets nominated at the execution of the Calico Agreement. The Company amortizes the transaction price on a straight-line basis over the five-year term of the Calico Agreement. Straight-line amortization of the upfront payment was considered the best measure of progress because the customer has access to research and development services throughout the period. Incremental fees for research and development services are paid at agreed upon FTE rates and recognized in the period incurred.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

Summary of revenue recognized from collaboration agreements

Revenue from collaboration agreements for the three months ended March 31, 2021 and 2020 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue from collaboration agreements:
Roche Agreement	$2,193	$2,269
Biogen Agreement	1,880	996
Calico Agreement	3,353	3,551
Total revenue from collaboration agreements	$7,426	$6,816

Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of March 31, 2021 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$750	$9,390	$27,396	$36,786
Biogen Agreement	155	14,775	23,490	38,265
Calico Agreement	2,751	2,400	—	2,400
Total	$3,656	$26,565	$50,886	$77,451

Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of December 31, 2020 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$750	$11,238	$26,991	$38,229
Biogen Agreement	776	13,965	26,026	39,991
Calico Agreement	2,958	2,400	600	3,000
Total	$4,484	$27,603	$53,617	$81,220

Supplemental financial information related to the collaboration and license agreements for the three months ended March 31, 2021 and 2020 are (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue recognized that was included in the contract liability at the beginning of the period	$4,519	$3,496
Revenue recognized from performance obligations fully or partially satisfied in previous periods	—	—
Aggregate amount of the transaction price allocated to the performance obligations that are partially or fully unsatisfied as of the end of the reporting period	86,618	100,427

Note 9. Long-term debt and warrant – related party

On June 5, 2020, contemporaneously with the completion of its Series B Financing, the Company entered into a Credit Agreement, or the Credit Agreement, with Perceptive Credit Holdings III, LP, an affiliate of Perceptive Advisors LLC, or Perceptive. Perceptive is a considered a related party to the Company based on its ownership of the Company’s common stock. In June 2020, the Company drew down on the first tranche of $12.5 million, which is outstanding as of March 31, 2021. As of March 31, 2021, the Company had met the criteria to draw down on the second tranche of $7.5 million. The Company has the ability, but not the obligation, to draw down the second tranche until June 30, 2021. The borrowing bears interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%. The Credit Agreement is secured by a lien on substantially all of the Company’s assets. The Credit Agreement requires the Company to maintain a minimum aggregate cash balance of $3.0 million in one or more controlled accounts and contains various affirmative and negative covenants that limit its ability to engage in specified types of transactions.

The Company is required to make interest-only payments until December 5, 2022, after which point the Company will be required to make payments of principal equal to 2% of the Term Loan until maturity on June 5, 2024, or the Maturity Date. If the Company pays off the Term Loan prior to the Maturity Date, it will be required to pay a prepayment fee of $3.8 million as of March 31, 2021.

Under the terms of the Credit Agreement, Perceptive holds a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. The warrant is exercisable at any time prior to the ten-year anniversary of the closing date of the Credit Agreement.

The following table contains the anticipated future minimum payments on long-term debt as of March 31, 2021 for each of the years ending December 31 and a reconciliation to the carrying value of long-term debt on the Company’s condensed consolidated balance sheets (in thousands):

Undiscounted, minimum long-term debt payments:
Remaining 2021	$—
2022	—
2023	3,000
2024	9,500
Total undiscounted, minimum long-term debt payments	12,500
Less: Unamortized debt issuance costs, and debt discount related to warrant	(2,269)
Total long-term debt—related party	$10,231

Note 10. Stockholders’ equity

In October 2020, the Company authorized preferred stock issuable of 10,000,000 shares and increased its authorized common stock issuable to 150,000,000 shares, both with a $0.0001 par value per share.

Reverse stock split

As described in Note 1, Nature of the business and basis of presentation, on September 25, 2020 the Company effected a one-for-8.4335 reverse stock split of its issued and then outstanding common stock, stock options and common stock warrant and a proportional adjustment to the existing conversion ratios for the Company’s convertible preferred stock. Accordingly, all issued and then outstanding common stock, options to purchase common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Initial public offering

Also as described in Note 1, Nature of the business and basis of presentation, on October 6, 2020, the Company completed its IPO at which time the Company issued 11,040,000 shares of its common stock at a price to the public of $19.00 per share, which number includes 1,440,000 shares of common stock that were issued to the underwriters for the IPO when they exercised in full their overallotment option. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 30,355,379 shares of common stock.

Perceptive warrant

As described in Note 9, Long-term debt and warrant – related party, Perceptive holds a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. The warrant is exercisable at any time prior to the ten-year anniversary of the closing date of the Perceptive Credit Agreement.

Note 11. Stock-based compensation

The C4 Therapeutics, Inc. 2015 Incentive Stock Option and Grant Plan, or the 2015 Plan, adopted by the Company’s board of directors in December 2015 provides for the grant of grant incentive stock options, nonqualified stock options and restricted stock awards to eligible employees, outside directors and consultants of the Company.

In September 2020, the Company’s board of directors adopted the C4 Therapeutics, Inc. 2020 Stock Option and Incentive Plan, or the 2020 Plan. Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of March 31, 2021, the Company had 10,555,307 shares reserved under the 2020 Plan and 2015 Plan, and 4,602,393 shares available for future issuance under the 2020 Plan.

On March 3, 2020, the Company’s former president and chief executive officer, or the CEO, terminated employment with the Company. The Company repurchased all of the CEO’s exercised shares for total consideration of $0.1 million. The CEO also relinquished his right to purchase common shares through the exercise of vested options, for total consideration paid by the Company of $0.7 million. The Company recorded the repurchase liability once the termination was deemed probable during the three months ended March 31, 2020. The Company recognized the repurchase price of the common shares and the relinquishment of the vested options in additional-paid-in-capital on the condensed consolidated balance sheet as of March 31, 2020.

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense:
Research and development	$1,171	$116
General and administrative	2,674	—
Total stock-based compensation expense	$3,845	$116

The following table summarizes the stock option activity under the Company’s equity awards plans for the three months ended March 31, 2021:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	5,029,364	$12.72
Granted	1,001,054	44.48
Exercised	(49,328)	3.36
Cancelled or forfeited	(28,176)	21.23
Outstanding as of March 31, 2021	5,952,914	$18.10
Options exercisable as of March 31, 2021	531,248	$4.47
Vested and expected to vest as of March 31, 2021	5,952,914	$18.10

As of March 31, 2021, the unrecognized compensation cost related to outstanding options was $68.4 million, which is expected to be recognized over a weighted-average period of 3.6 years.

Note 12. Loss per share

For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Anti-dilutive common stock equivalents:
Series Seed Preferred Stock	—	474,298
Series A Preferred Stock	—	12,941,857
Options to purchase common stock	5,952,914	1,584,212
Warrant to purchase common stock	338,784	—
Total anti-dilutive common stock equivalents	6,291,698	15,000,367

All redeemable, convertible preferred stock, including those that were outstanding as of December 31, 2019, as shown above, were converted to shares of the Company’s common and effected for a one-for-8.4335 reverse stock split.

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(20,971)	$(11,912)
Accrual of preferred stock dividends	—	(2,111)
Net loss attributable to common stockholders	$(20,971)	$(14,023)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	43,084,978	1,462,759
Net loss per share attributable to common stockholders − basic and diluted	$(0.49)	$(9.59)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Business overview

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

Our most advanced product candidate, CFT7455, is an orally bioavailable degrader of a protein target called IKZF1/3, for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs, including peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, MCL. In January 2021, we received clearance from the U.S. Food and Drug Administration, or the FDA, to begin a first-in-human Phase 1/2 clinical trial for this product candidate, which we expect to initiate in the first half of 2021.

We are also developing CFT8634, an orally bioavailable degrader of a protein target called BRD9, for synovial sarcoma and SMARCB1-delete solid tumors and we expect to submit an investigational new drug, or IND, application for this product candidate to the FDA in the second half of 2021 and begin a first-in-human Phase 1/2 clinical trial for this product candidate in 2022.

In addition to our lead product candidates, we are also developing degraders specifically targeting V600E mutant BRAF to treat melanoma, non-small cell lung cancer, colorectal cancer and other solid malignancies that harbor this mutation, as well as degraders of a protein target called RET to treat lung cancer, sporadic medullary thyroid cancers and other solid malignancies that harbor oncogenic RET lesions. We expect to have product candidates from our two other lead programs, BRAF V600E and RET, in the clinic by the end of 2022. Further, we are currently in the process of assessing our EGFR program in the context of the EGFR treatment landscape and determining the appropriate next steps for this program.

Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against targets where we believe degradation offers potential advantages over existing therapeutic modalities. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology, as well as therapeutic areas such neurodegenerative diseases. We also believe there are many other therapeutic areas and indications where leveraging our TORPEDO platform to develop novel degraders may be advantageous.

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

Roche Collaboration and License Agreement

In March 2016, we entered into a license agreement, or the Original Roche Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, whereby Roche provided us with a non-refundable upfront payment of $15.0 million, which was creditable against our target initiation fees of either $1.0 million or $4.0 million, depending on the compound selected. Pursuant to the terms of the Original Roche Agreement, we collaborated on research activities to develop novel treatments in the field of targeted protein degradation using our degrader technology. We initially developed therapeutics that utilize degrader technology for up to ten target proteins. On a target-by-target basis, after successful completion of a defined preclinical development phase, Roche had an exclusive option to pursue a license from us for further clinical development and commercialization.

On December 22, 2018, we amended and restated the Original Roche Agreement, or the Roche Agreement. Under the Roche Agreement, we have a more active role in the manufacturing and commercialization of the targets included in the collaboration, whereby if we elect to opt into certain co-development rights, we will receive an increased royalty rate on future product sales from commercialization of the relevant target. If we opt into certain co-detailing rights, we are entitled to reimbursement of certain commercialization costs. The target structure was revised to six potential targets, three of which had been nominated as of the execution of the Roche Agreement and represent continuations of the initial preclinical research and development efforts begun under the Original Roche Agreement, and three additional targets that were not nominated as of the date of execution of the Roche Agreement. At the time of entry into the Roche Agreement, Roche maintained its option rights to license and commercialize these six targets.

Under the Roche Agreement, we received additional upfront consideration of $40.0 million from Roche. Roche will make annual research plan payments of $1.0 million for each active research plan. Finally, adjustments were made to the option exercise fees, whereby targets that have progressed through standard good laboratory practice, or GLP, toxicology studies at the time of exercise now have option exercise fees of $7.0 million to $12.0 million and those progressed through Phase 1 trials have option exercise fees of $20.0 million.

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

Biogen Collaboration Research and License Agreement

On December 28, 2018, we entered into a collaborative research and license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen, whereby we agreed to collaborate on research and development efforts for up to five targets to discover and develop potential new treatments for neurological conditions, such as Alzheimer’s disease and Parkinson’s disease. The Biogen Agreement also has an option for Biogen to nominate additional targets and extend the Biogen Agreement. In February 2020, we entered into an amendment to the Biogen Agreement that provided further clarity around Biogen’s ownership of target binding moieties, which are portions of molecules, and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provides that Biogen licenses to us rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement.

We granted Biogen a non-exclusive research license under our intellectual property to perform research activities, select and optimize degraders and develop products including the degraders, as well as a commercial license to manufacture and commercialize the targets once the initial research and development work is complete. The research under the Biogen Agreement will take place over a 54-month research term, ending in June 2023, with Biogen having an option to extend the Biogen Agreement for up to four additional years. If Biogen elects to extend the term of the Biogen Agreement, Biogen would be required to make an additional payment of $62.5 million and would be entitled to nominate up to five additional targets.

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

Calico Collaboration and License Agreement

In March 2017, we entered into Collaboration and License Agreement, or the Calico Agreement, with Calico Life Sciences LLC, or Calico, whereby we agreed to collaborate to develop and commercialize a set number of targets for small molecule protein degraders for diseases of aging, including cancer, for a five-year period ending in March 2022, or the research term.

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

Research and development expense

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

We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.

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

Other (expense) income, net

Other (expense) income, net primarily consists of the following:

•	interest expense and amortization of our long-term debt, which is discussed in greater detail in Note 9, Long-term debt and warrant – related party; and
•	interest income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities.

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

Revenue

Revenue from our collaboration and license agreements consisted of the following for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue from collaboration agreements:
Roche Agreement	$2,193	$2,269
Biogen Agreement	1,880	996
Calico Agreement	3,353	3,551
Total revenue from collaboration agreements	$7,426	$6,816

The $0.6 million increase in revenue in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily driven by revenue recognized under the Biogen Agreement as a result of increased effort made on the nominated targets.

Research and development expense

The following table summarizes our research and development expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses:
Preclinical and development expenses	$9,389	$8,254
Personnel expenses	6,934	4,572
Facilities and supplies	2,297	2,242
Professional fees	1,171	776
Intellectual property	423	352
Other expenses	312	116
Total research and development expenses	$20,526	$16,312

The $4.2 million increase in research and development expense in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily driven by:

•	a $1.1 million increase in preclinical and development costs, consisting primarily of increased departmental costs in preclinical development of our various programs;
•

a $2.4 million increase in personnel expenses, representing salary and benefit costs, including a $1.1 million increase in stock-based compensation expense, primarily due to the buildout of our clinical development team; and

•	a $0.4 million increase in professional fees, which primarily consists of consulting costs for our development activities.

General and administrative expense

The following table summarizes our general and administrative expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
General and administrative expenses:
Personnel expenses	$4,640	$1,930
Professional fees	2,431	604
Facilities and supplies	149	105
Other expenses	189	203
Total general and administrative expenses	$7,409	$2,842

The $4.6 million increase in general and administrative expense in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily driven by:

•

a $2.7 million increase in personnel expenses, representing salary and benefit costs, which includes a $2.7 million increase in stock-based compensation expenses and expenses resulting from additional G&A personnel hired during the year, partially offset by lower severance expense in the current period compared to severance expense recognized in the three months ended March 31, 2020 resulting from the departure of our former CEO; and

•

a $1.8 million increase in professional fees, which primarily includes a $0.9 million increase in consultant fees, and higher legal, audit and insurance expenses, resulting from our transition to a public company.

Other (expense) income, net

The following table summarizes our other (expense) income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	$(534)	$—
Interest and other income, net	72	259
Total other (expense) income, net	$(462)	$259

The $0.7 million change in other (expenses) income, net for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020was driven by the following:

•	a $0.5 million increase in charges resulting from interest expense and amortization of the discount related to our long-term debt; and
•

a $0.2 million reduction in interest and other income resulting from lower market interest rates earned on our cash equivalents and marketable securities, which more than offsets higher cash and marketable securities balances compared to prior year.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, our IPO, and through payments from collaboration partners. Through March 31, 2021, we have raised approximately $224.0 million in gross proceeds from the sale of preferred stock, $209.8 million in gross proceeds from our IPO, and have received an aggregate of $172.0 million in payments from collaboration partners. As of March 31, 2021, we had cash, cash equivalents and marketable securities of approximately $346.0 million.

In June 2020 and July 2020, we closed our Series B Financing with both existing and new investors. As part of the Series B Financing, we issued 142,857,142 shares of redeemable convertible Series B preferred stock at a purchase price of $1.05 per share, for aggregate net proceeds of $145.5 million. Upon completion of the IPO, all of our redeemable convertible preferred stock was automatically converted into shares of our common stock at a rate of 8.4335 shares of redeemable convertible preferred stock to one share of common stock.

In addition, in June 2020, we secured a $20.0 million credit arrangement with Perceptive Credit Holdings III, LP, or Perceptive Credit, an affiliate of one of the Series B Financing investors, whereby we borrowed $12.5 million at closing, bearing a variable interest rate of 11.25%, and can draw down another $7.5 million. Our ability to draw down on this second tranche expires on June 30, 2021. In connection with the Credit Agreement, we issued Perceptive Credit a warrant to purchase 338,784 shares of our common stock for $8.86 per share, which are exercisable by Perceptive Credit through June 2030.

In October 2020, we completed our IPO in which we issued and sold 11,040,000 shares of common stock at a price to the public of $19.00. The net proceeds from our IPO, including the full exercise of the underwriter’s overallotment option, were approximately $191.2 million.

Cash flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(24,934)	$(16,666)
Net cash used in investing activities	(61,730)	(184)
Net cash (used in) provided by financing activities	(151)	156
Total net change in cash, cash equivalents and restricted cash	$(86,815)	$(16,694)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2021 was driven primarily by the following uses of cash:

•	our net loss of $21.0 million;
•	a $3.8 million change in deferred revenue due to the recognition of revenue under our collaboration agreements;
•	a $3.7 million change in accrued expenses and other current liabilities; and
•	a $2.0 million change in accounts payable.

These were offset by the following non-cash expense and source of cash:

•	a $3.8 million of non-cash expense related to stock compensation expense; and
•	a $0.8 million change in accounts receivable.

Net cash used in operating activities for the three months ended March 31, 2020 was driven primarily by the following uses of cash:

•	our net loss of $11.9 million;
•	a $3.0 million change in deferred revenue due to the recognition of revenue under our collaboration agreements;
•	a $2.1 million change in accounts payable; and
•	a $1.3 million change in accrued expenses and other current liabilities.

These were offset by the following source of cash:

•	a $1.3 million change in accounts receivable.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2021 was primarily attributable to $61.3 million for the purchases of marketable securities, net of maturities, in addition to purchases of property and equipment of $0.4 million.

Net cash used in investing activities for the three months ended March 31, 2020 was attributable to purchases of property and equipment of $0.2 million.

Financing activities

The $0.2 million of net cash used in financing activities for the three months ended March 31, 2021 was attributable to $0.3 million IPO costs paid during the period, offset by $0.2 million net proceeds received from the issuance of common stock in conjunction with the exercise of stock options.

The $0.2 million of net cash provided by financing activities for the three months ended March 31, 2020 was attributable to net proceeds received from the issuance of common stock in conjunction with the exercise of stock options.

Funding requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company.

Specifically, we anticipate that our expenses will increase substantially in the future, if and as we:

•	initiate and conduct planned first-in-human Phase 1/2 trials of our lead product candidates, CFT7455 and CFT8634;
•	advance additional product candidates into preclinical and clinical development;
•	continue to invest in our proprietary TORPEDO platform;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
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

Because of the numerous risks and uncertainties associated with development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital and operating costs associated with our current and anticipated preclinical and clinical development. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of first-in-human Phase 1/2 trials for our lead product candidates and any future clinical development of those lead product candidates;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number and development requirements of other product candidates that we pursue;
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

As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen and Calico, we do not have any committed external source of funds, as of March 31, 2021, other than an additional $7.5 million under our Credit Agreement, which we may elect to draw down at any time prior to June 30, 2021. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If we raise additional capital through the sale of equity securities, each investor’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as making acquisitions or capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Contractual obligations

We enter into contracts in the normal course of business with contract research organizations and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

During the three months ended March 31, 2021, except for the minimum rental commitments disclosed in Note 6, Leases, and Note 9, Long-term debt and warrant – related party, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical accounting policies and use of estimates

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition from collaborations, research and development expense recognition, and stock-based compensation. There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our marketable securities are subject to interest rate risk and may decrease in value if market interest rates increase. As of March 31, 2021, we had marketable securities of $251.1 million which consisted of corporate debt securities, U.S. Treasury securities, and U.S. government debt securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.5 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.

Emerging growth company status

As an “emerging growth company,” the Jumpstart Our Business Startups Act of 2012 allows us to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. We have elected to avail ourselves of this extended transition period for complying with new or revised accounting standards until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of this extended transition period. Accordingly, the information contained herein may be different from the information you receive from other public companies that are not emerging growth companies in which you hold stock.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in internal control over financial reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage biopharmaceutical company with limited operating history. Our net loss was $21.0 million and $11.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $204.8 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including our initial public offering, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	initiate, conduct, and successfully complete first-in-human and later-stage clinical trials of our product candidates;
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

Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or other regulatory authorities to perform trials in addition to those that we currently expect, or if we experience any delays in establishing appropriate manufacturing arrangements for, completing our clinical trials or the clinical development of any of our product candidates.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we prepare for and initiate, conduct, and complete our planned first-in-human Phase 1/2 clinical trials of our product candidates, advance our TORPEDO platform and continue research and development and initiate clinical trials of, and potentially seek marketing approval for, our current and future preclinical programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Further, we expect to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents, and marketable securities of approximately $346.0 million as of March 31, 2021. We believe that these funds, combined with anticipated payments from collaboration partners, will be sufficient to fund our existing operating plan to the end of 2023. We have based this estimate on assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing, progress, costs and results of our planned first-in-human Phase 1/2 clinical trials for our product candidates and any future clinical development of those product candidates;
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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval and the timing of the receipt of any such revenue;
•	any delays or interruptions, including due to the evolving coronavirus, or COVID-19, pandemic, that we experience in our preclinical studies, clinical trials and/or supply chain;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
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

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. For example, because of ongoing efforts to address the pandemic, we may face disruptions in procuring items that are essential for our research and development activities, including, due to shortages arising in raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials or animals that are used for preclinical testing. We may also face delays in our preclinical research activities due to staffing issues at our CROs located in regions facing COVID-19 outbreaks. We and our CROs and CMOs may face disruptions related to our clinical trials arising from potential delays in IND-enabling studies, manufacturing disruptions and/or the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing.

For example, in March 2020, due to COVID-19, we closed the office and laboratory spaces in our Watertown, Massachusetts facility and transitioned our employees to work from home. During the spring of 2020, we also experienced closures at the locations of some of our Indian CROs due to local lockdown requirements and, in the second quarter of 2021, we saw COVID-19 outbreaks in India impact staffing levels at some of our Indian CROs. These shutdowns have resulted and may continue to result in delays to our preclinical studies and, while it is possible that we will be able to accelerate research activities in the longer term or implement alternate mitigation plans, it is also possible that some of our preclinical research programs will suffer unavoidable delays as a result of these outbreaks of COVID-19. Due to the COVID-19 pandemic, we have also seen the risk of delays in production of components used to manufacture our lead degrader candidates increase due to previous delays at one of our China-based manufacturers, which we remediated by working with that manufacturer to change the location of future work to another of the manufacturer’s sites. In June 2020, we reopened our office location to enable a subset of our employees – those whose work can only be performed in our laboratories – to return to the office, and we have required our remaining employees to continue working from home, an arrangement that we expect will continue for some time. While the ongoing impact of this pandemic remains uncertain, we believe the redundancies we have in place between our China and India based CROs and our Watertown, Massachusetts-based laboratory staff, as well as the transition of the majority of our employees to remote work arrangements, have generally mitigated the impact of these disruptions on our business, but it also remains possible that we will see delays in some of our preclinical research activities as outbreaks of COVID-19 continue to arise in various parts of the world, which may continue until vaccination for COVID-19 becomes more broadly available globally.

The response to the COVID-19 pandemic may result in the redirection of resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. For example, since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Additionally, as of March 18, 2021, the FDA also noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards, including for oncology product development. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

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

In June 2020, we entered into a credit agreement and guaranty, or the Credit Agreement, with Perceptive Credit, an affiliate of Perceptive Advisors LLC, or Perceptive Advisors, which is one of our significant stockholders. The Credit Agreement provides for a $20.0 million senior secured delayed draw term loan facility, or the Delayed Draw Loan Facility. The Credit Agreement is secured by a lien on substantially all of our and our subsidiaries’ assets, including, but not limited to, shares of our subsidiaries, our current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment and contract rights. The Credit Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are subject to customary exceptions, limit our ability to, without Perceptive Credit’s prior written consent, effect any of the following, among other things:

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

As of March 31, 2021, we drew down on $12.5 million of the Delayed Draw Loan Facility. Our ability to draw on the remaining Delayed Draw Loan Facility is contingent on our compliance with the covenants described above and certain other covenants. Even if we meet these conditions, we may elect not to draw on the remaining Delayed Draw Loan Facility. Our ability to draw down on this second tranche expires on June 30, 2021.

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

We have limited experience as a company in completing IND-enabling preclinical studies and, while we plan to commence clinical development of CFT7455 in the first half of 2021, we presently have no experience as a company in commencing and conducting clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies will be completed on time, that we will submit INDs in a timely manner, that any INDs we submit will be cleared by the FDA in a timely manner, if at all, or if our planned clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For each of our lead product candidates, CFT7455 and CFT8634, we have entered into a master services agreement with a CRO to lead our planned first-in-human Phase 1/2 clinical trial for the applicable product candidate. There can be no assurance that we will be able to negotiate and enter into additional master services agreement with these or other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

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
•

disruptions caused by the evolving spread and effects of the COVID-19 pandemic may increase the likelihood that we encounter these types of difficulties or cause other delays in initiating, enrolling, conducting or completing our planned clinical trials.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, the Company completed a study of ownership changes from inception through December 31, 2020, which concluded that we experienced ownership changes as defined by Section 382 of the Code. However, there were no net operating loss carryforwards that were limited or expired unused. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including as a result of our recently closed initial public offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, that would harm our future operating results by effectively increasing our future tax obligations.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on CMOs for both drug substance and finished drug product. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period.

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

Because our clinical candidates are pharmaceutical molecules that will be reviewed by the Center for Drug Evaluation and Research of the FDA, after commercialization they will be subject in the United States to the patent litigation process of the Hatch-Waxman Act, as amended to date, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell a generic version of our drug using bioequivalence data only. Under amendments made to the Hatch-Waxman Act, we will have the opportunity to list our patents that cover our drug products or their respective methods of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book.

Currently, in the United States, the FDA may grant five years of exclusivity for new chemical entities, or NCEs, which are drugs that contain no active portion that has been approved by the FDA in any other new drug application, or NDA. We expect that all of our products will qualify as NCEs. A generic company can submit an ANDA to the FDA four years after approval of any of our drug products. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the generic manufacturer elects the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. If we were to do so, that would likely initiate a challenge to one or more of our Orange Book listed patents based on arguments from the generic manufacturer that our listed patents are invalid, unenforceable or not infringed. Under amendments to the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of the data exclusivity period (7.5 years) or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book or if we fail to file a lawsuit in response to a certification from a generic company under an ANDA in a timely manner, or if we do not prevail in the resulting patent litigation, we can lose our ability to benefit from a proprietary market based on patent protection covering our drug products and we may find that physicians will switch to prescribing and dispensing generic versions of our drug products. Further, even if we were to list our relevant patents in the Orange Book correctly, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may come at a significant cost to us, both in terms of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator’s drug at the same time and, as a result, we may face the cost and distraction of multiple lawsuits from generic manufacturers at the same time. We may also determine that it is necessary to settle these types of lawsuits in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patents.

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

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits one patent term extension of up to five years beyond the normal expiration of one patent per product, which if related to a method of treatment patent, is limited to the approved indication. The length of the patent term extension is typically calculated as one-half of the clinical trial period plus the entire period of time during the review of the NDA by the FDA, minus any time of delay by us during these periods. There is also a limit on the patent term extension to a term that is no greater than fourteen years from drug approval. Therefore, if we select and are granted a patent term extension on a recently filed and issued patent, we may not receive the full benefit of a possible patent term extension, if at all. We might also not be granted a patent term extension at all, because of, for example, our failure to apply within the applicable period, failure to apply prior to the expiration of relevant patents or other failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the United States and any equivalent regulatory authority in other countries, may not agree with our assessment of whether extensions of this nature are available and may refuse to grant extensions to our patents or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have an adverse effect on our ability to generate product revenue.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute our product candidates, if we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to: (i) prevent fraud, kickbacks, self-dealing and other abusive practices, (ii) guarantee the security and privacy of health information, and (iii) increase transparency around the financial relationships between physicians, teaching hospitals and manufacturers of drugs, medical devices and biologics. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements.

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

Lastly, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, countries in the European Union, or EU, Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between EU Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices in the European Union tend to be significantly lower than prices in the United States.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. However, pursuant to the CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the Bipartisan Budget Act of 2018, or BBA, among other things, amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount (from 50% under the ACA to 70%) that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed, and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and review the relationship between pricing and manufacturer patient programs. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. On May 11, 2018, former President Trump laid out a “blueprint” to lower drug prices and reduce out-of-pocket costs of prescription drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’ policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In 2020, former President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020 the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District Court for the District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, we may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Further, legally mandated price controls on payment amounts by third-party payors or other restrictions could adversely affect our business prospects, financial condition and results of operations. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

Most healthcare providers, including certain research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1966, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We are not currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, in the future, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations and/or directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement these types of programs. As a result, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

European data protection laws also generally prohibit the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the European Union to the United States, namely, the Privacy Shield framework administered by the U.S. Department of Commerce, was recently invalidated by a decision of the European Union’s highest court. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. To the extent that we were to rely on the EU-U.S. Privacy Shield Framework or the Standard Contractual Clauses, we may not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the EU.

Further, the United Kingdom’s departure from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom and how data transfers to and from the United Kingdom will be regulated. We may, however, incur liabilities, expenses, costs and other operational losses under the GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party CMOs for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. Upon an event of this nature, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Further, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of any changes of this nature and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development, or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act of 2001 and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. In the future, we may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of these activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Risks related to employee matters, managing growth and operational matters

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical personnel, sales and marketing and other personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Scientific Officer, our Chief Medical Officer, our Chief Financial Officer, and our Chief Legal Officer. Our Chief Financial Officer is presently a consultant. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and an inability to find suitable replacements could result in delays in product development and harm our business.

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

To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to our employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may, at any time, be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our executive employees, these employment agreements provide for at-will employment, which means that any of our executive employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers, as well as junior, mid-level, and senior scientific, medical, and general and administrative personnel.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing, and distribution. In addition, in connection with our transition to being a publicly traded company, we expect to increase the size of our general and administrative teams to support the growth of our business and the requirements of being a publicly traded company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to advance into clinical development and, if approved, commercialize CFT7455, CFT8634 and any of our other product candidates we develop will depend, in part, on our ability to effectively manage any future growth. Due to our limited financial resources and the limited experience of our management team in managing a company with this type of anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Further, research at our Indian CROs also exposes us to various risks, including regulatory, economic, and political instability, potentially unfavorable tax, import and export policies, fluctuations in foreign exchange and inflation rates, international and civil hostilities, terrorism, natural disasters and pandemics.

Our internal computer systems, or those of any of our collaborators, contractors, or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any material system failure, accidents, or security breaches of this nature to date, if an event of this nature were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications or the inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Additionally, we may have data security obligations with respect to the information of third parties that we store. Unauthorized access or use of any third-party data or information of this nature could result in fines or other penalties that may impact our relationships with these third parties and our operations.

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

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs, CMOs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include, among other things:

•	intentional, reckless, or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA or similar foreign regulatory authorities;
•	healthcare fraud and abuse laws and regulations in the United States and abroad;
•	violations of United States federal securities laws relating to trading in our common stock; and
•	failures to report financial information or data accurately.

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

Our executive officers and directors, combined with our stockholders who have reported through filings made with the Securities and Exchange Commission that they own more than 5% of our outstanding common stock, in the aggregate, beneficially own a significant percentage of our shares. As a result, our executive officers and directors, combined with our greater than 5% stockholders, have the ability to control us through this ownership position. These stockholders, if acting together, will consequently continue to control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an EGC until the earlier of: (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of 2025; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the last day of the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of such year. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have started a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Further, we cannot assure you that the measures we have taken in the past or will take in the future will prevent the occurrence of future material weaknesses or significant deficiencies in our internal control over financial reporting. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets and restrict our future access to the capital markets due to a loss of confidence in the reliability of our condensed consolidated financial statements.

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

Not applicable.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Repurchase of Shares of Company Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.3

3.2	Form of Second Amended and Restated Bylaws of the Registrant	S-1	333-248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders	S-1	333-248719	09/10/2020	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

C4 Therapeutics, Inc.

Date: May 13, 2021	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer

Date: May 13, 2021	By:	/s/ William T. McKee
William T. McKee
Chief Financial Officer (Principal Financial Officer)
Date: May 13, 2021	By:	/s/ Laura J. Wahlberg
Laura J. Wahlberg
Vice President, Finance and Corporate Controller (Principal Accounting Officer)