Form 10-Q
period 2021-06-30
C4 Therapeutics, Inc.
filed 2021-08-11
CIK 1662579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 48,454,266 shares of common stock, $0.0001 par value per share, outstanding.

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

•

the ultimate impact of the coronavirus, or COVID-19, pandemic, or any other health epidemic, on our business, manufacturing, clinical trials, research programs, supply chain, regulatory review, healthcare systems or the global economy as a whole;

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

•	our ability to obtain funding for our operations necessary to complete further development, manufacturing and commercialization of our product candidates;
•	our ability to obtain and maintain regulatory approval for any of our current or future product candidates;
•	the period of time over which we anticipate our existing cash and cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
•	our ability to identify and develop product candidates for treatment of additional disease indications;
•	the potential attributes and benefits of our product candidates;
•	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;
•	the pricing and reimbursement of our product candidates, if approved;
•	the effects of competition with respect to any of our current or future product candidates, as well as innovations by current and future competitors in our industry;
•	the implementation of our strategic plans for our business, any product candidates we may develop and our TORPEDO™ platform;
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

In some cases, forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “could,” “expects,” “intends,” “plans,” “aims,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those expressed or implied by the forward-looking statements. No forward-looking statement is a promise or a guarantee of future performance.

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

SUMMARY OF RISKS FACTORS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:

•

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $43.6 million and $22.7 million for the six months ended June 30, 2021 and 2020, respectively.

•

We will need substantial additional funding to pursue our business objectives and continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development programs or future commercialization efforts.

•

Our approach to the discovery and development of product candidates based on our TORPEDO™ platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.

•

Most of our product candidates are still in preclinical development. Our business could be harmed if we are unable to advance to clinical development, develop, obtain regulatory approval for and/or commercialize our product candidates; if we experience significant delays in doing any of these things; or if we experience significant cost increases.

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

•

We have entered into collaboration agreements with Roche, Biogen and Calico and may in the future seek to enter into collaborations with third parties for the development and/or commercialization of certain of our product candidates. If we fail to enter into these types of new collaborations, or if our existing collaborations are not successful, we may be unable to continue development of our product candidates, we will not receive any contemplated or potential future milestone payments or royalties, and we could fail to capitalize on the market potential of our product candidates.

•	The continuing effects of the COVID-19 pandemic, including the spread of new strains of the virus, could adversely impact our business, including our preclinical studies and clinical trials.
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
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

NOTE REGARDING TRADEMARKS

We own or have rights to various trademarks, service marks and trade names that are used in connection with the operation of our business, including our company name, C4 Therapeutics, our logo, the name of our TORPEDO™ technology platform and the names of our BIDAC™ and MONODAC™ protein degrader product candidates. This Form 10-Q may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this prospectus is not intended to and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this prospectus may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

C4 Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$281,146	$181,727
Marketable securities, current	184,765	189,962
Accounts receivable	6,213	4,484
Prepaid expenses and other current assets	5,437	4,836
Total current assets	477,561	381,009
Marketable securities, non-current	32,770	—
Property and equipment, net	3,653	3,323
Right-of-use asset	12,582	13,229
Restricted cash	1,276	2,577
Other assets	579	—
Total assets	$528,421	$400,138
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,469	$5,683
Accrued expenses and other current liabilities	9,871	9,524
Deferred revenue, current	28,695	27,603
Operating lease liability, current	1,131	1,042
Total current liabilities	44,166	43,852
Deferred revenue, net of current	46,189	53,617
Operating lease liability, net of current	11,230	11,826
Long-term debt − related party	10,409	10,052
Total liabilities	111,994	119,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 48,380,059 and 43,059,632 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	643,865	464,597
Accumulated other comprehensive (loss) income	(69)	13
Accumulated deficit	(227,374)	(183,823)
Total stockholders’ equity	416,427	280,791
Total liabilities and stockholders’ equity	$528,421	$400,138

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from collaboration agreements	$9,781	$9,670	$17,207	$16,486
Operating expenses:
Research and development	23,286	17,760	43,812	34,072
General and administrative	8,611	2,769	16,020	5,611
Total operating expenses	31,897	20,529	59,832	39,683
Loss from operations	(22,116)	(10,859)	(42,625)	(23,197)
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	(533)	(127)	(1,067)	(127)
Interest and other income, net	69	25	141	284
Total other (expense) income, net	(464)	(102)	(926)	157
Loss before income taxes	(22,580)	(10,961)	(43,551)	(23,040)
Income tax benefit	—	168	—	335
Net loss	$(22,580)	$(10,793)	$(43,551)	$(22,705)
Unrealized gain (loss) on marketable securities	25	(2)	(82)	(2)
Comprehensive loss	$(22,555)	$(10,795)	$(43,633)	$(22,707)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(22,580)	$(10,793)	$(43,551)	$(22,705)
Accrual of preferred stock dividends	—	(2,908)	—	(5,019)
Net loss attributable to common stockholders	$(22,580)	$(13,701)	$(43,551)	$(27,724)
Net loss per share attributable to common stockholders − basic and diluted	$(0.51)	$(9.28)	$(1.00)	$(18.87)
Weighted-average number of shares used in computed net loss per share − basic and diluted	43,855,420	1,476,378	43,472,327	1,469,571

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	43,059,632	$4	$464,597	13	$(183,823)	$280,791
Exercise of stock options	49,328	—	166	—	—	166
Stock-based compensation	—	—	3,845	—	—	3,845
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(20,971)	(20,971)
Other	—	—	(19)	—	—	(19)
Balance as of March 31, 2021	43,108,960	$4	$468,589	$(94)	$(204,794)	$263,705
Issuance of common stock, net of estimated issuance costs of $11.3 million (Note 10)	4,887,500	1	169,482	—	—	169,483
Shares issued upon warrant exercise − related party (Note 10)	256,038	—	—	—	—	—
Exercise of stock options	126,150	—	539	—	—	539
Stock-based compensation	—	—	5,175	—	—	5,175
Unrealized gain on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(22,580)	(22,580)
Other	1,411	—	80	—	—	80
Balance as of June 30, 2021	48,380,059	$5	$643,865	$(69)	$(227,374)	$416,427

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) - Continued

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2019	113,145,900	$110,995	1,426,641	$—	$5,525	$—	$(117,488)	$(111,963)
Exercise of stock options	—	—	49,031	—	156	—	—	156
Stock-based compensation	—	—	—	—	116	—	—	116
Repurchase of common stock	—	—	—	—	(202)	—	—	(202)
Vested stock option settlement	—	—	—	—	(728)	—	—	(728)
Net loss	—	—	—	—	—	—	(11,912)	(11,912)
Balance as of March 31, 2020	113,145,900	$110,995	1,475,672	$—	$4,867	$—	$(129,400)	$(124,533)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $4.5 million	138,571,428	141,026	—	—	—	—	—	—
Exercise of stock options	—	—	38,378	—	109	—	—	109
Stock-based compensation	—	—	—	—	161	—	—	161
Repurchase of common stock	—	—	(23,714)	—	78	—	—	78
Vested stock option settlement	—	—	—	—	(85)	—	—	(85)
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(10,793)	(10,793)
Balance as of June 30, 2020	251,717,328	$252,021	1,490,336	$—	$5,130	$(2)	$(140,193)	$(135,065)

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(43,551)	$(22,705)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	9,073	277
Depreciation expense	839	832
Reduction in carrying amount of right-of-use asset	647	600
Accretion of discount on marketable securities	474	—
Amortization of debt discount − related party	360	25
Changes in operating assets and liabilities:
Accounts receivable	(1,729)	(3,923)
Prepaid expenses and other current and long-term assets	(1,181)	(1,651)
Accounts payable	(1,338)	462
Accrued expenses and other current liabilities	316	(628)
Operating lease liability	(508)	(429)
Deferred revenue	(6,338)	(4,120)
Net cash used in operating activities	(42,936)	(31,260)
Cash flows used in investing activities:
Proceeds from maturities of marketable securities	209,494	—
Purchases of marketable securities	(237,622)	(103,942)
Purchases of property and equipment	(1,168)	(75)
Net cash used in investing activities	(29,296)	(104,017)
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs paid of $10.8 million (Note 10)	169,934	—
Proceeds from exercises of stock options	705	232
Payment of initial public offering costs	(286)	—
Proceeds from the issuance of Series B shares, net of issuance costs of $4.5 million	—	141,026
Proceeds from long-term debt and warrant − related party, net of issuance costs of $0.5 million	—	11,973
Repurchase of common stock	—	(124)
Vested stock option settlement	—	(727)
Other	(3)	—
Net cash provided by financing activities	170,350	152,380

Net change in cash, cash equivalents and restricted cash	98,118	17,103
Cash, cash equivalents and restricted cash at beginning of period	184,304	93,126
Cash, cash equivalents and restricted cash at end of period	$282,422	$110,229

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$282,422	$110,229
Less: restricted cash	(1,276)	(2,577)
Cash and cash equivalents at end of the period	$281,146	$107,652

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest − related party	$707	$102

Supplemental disclosures of non-cash investing and financing activities:
Aggregate exercise price of warrant net exercised − related party (Note 10)	$3,002	$—
Follow-on costs in accounts payable and accrued expenses	$451	$—
Capital expenditures in accounts payable and accrued expenses	$—	$14
Stock option exercises included in prepaid and other current assets	$—	$33
Fair value of warrant issued in connection with debt issuance	$—	$2,325
Stock option repurchases included in accrued expenses	$—	$86

See accompanying notes to condensed consolidated financial statements.

C4 THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of the business and basis of presentation

C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company focused on harnessing the body’s natural regulation of protein levels to develop novel therapeutic candidates to target and eliminate disease-causing proteins for the treatment of cancer and other diseases. The Company was incorporated in Delaware on October 7, 2015 and has its principal office in Watertown, Massachusetts.

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

The Company has incurred recurring losses since its inception, including net losses of $43.6 million and $22.7 million for the six months ended June 30, 2021 and 2020, respectively. In addition, as of June 30, 2021, the Company had an accumulated deficit of $227.4 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.

As further discussed in Note 10, Stockholders’ equity, on October 6, 2020, the Company completed its initial public offering, or the IPO. The net proceeds to the Company were $191.2 million, after deducting underwriting discounts and commissions, and expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 30,355,379 shares of common stock.

Also as discussed in more detail in Note 10, Stockholders’ equity, in June 2021, the Company completed a follow-on offering. The net proceeds to the Company were $169.5 million, after deducting underwriting discounts and commissions, and estimated expenses.

The Company expects that its cash, cash equivalents and marketable securities of $498.7 million as of June 30, 2021 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

COVID-19 pandemic

The impact of the coronavirus, or COVID-19, pandemic on the Company’s business, results of operations and financial condition continues to remain uncertain and will depend on future developments, including the impact of vaccines and new variant strains of COVID-19, and any governmental advisories and restrictions.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2020, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2021.

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

Significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2021. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies except as noted below.

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

Note 3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2021 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$268,666	$268,666	$—	$—
Corporate debt securities	12,152	—	12,152	—
Marketable securities:
Corporate debt securities	202,496	—	202,496	—
U.S. government debt securities	10,041	—	10,041	—
U.S. Treasury securities	4,998	—	4,998	—
Total cash equivalents and marketable securities	$498,353	$268,666	$229,687	$—

The Company classifies its money market funds, which are valued based on quoted market prices in active markets, with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

Marketable securities consist of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities, all of which are classified as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies on a recurring basis.

There have been no transfers between fair value levels during the six months ended June 30, 2021.

Note 4. Marketable securities

Marketable securities as of June 30, 2021 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$202,565	$2	$(71)	$202,496
U.S. government debt securities	10,042	1	(2)	10,041
U.S. Treasury securities	4,997	1	—	4,998
Total marketable securities, current and non-current	$217,604	$4	$(73)	$217,535

Marketable securities as of December 31, 2020 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. Treasury securities	$189,949	$13	$—	$189,962
Total marketable securities, current	$189,949	$13	$—	$189,962

As of June 30, 2021, the Company held 52 marketable securities, with an aggregate fair value of $140.4 million, in an unrealized loss position. There were no individual securities that were in a significant unrealized loss position as of June 30, 2021 and the Company did not record an allowance for credit losses as of June 30, 2021 related to these securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

Note 5. Property and equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Property and equipment:
Laboratory equipment	$8,376	$7,207
Furniture and fixtures	805	805
Leasehold improvements	541	541
Computer equipment	223	223
Office equipment	179	179
Total property and equipment	10,124	8,955
Less: accumulated depreciation	(6,471)	(5,632)
Total property and equipment, net	$3,653	$3,323

Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$388	$416	$839	$832

Note 6. Leases

In July 2017, the Company entered into a lease of office and laboratory space for its headquarters at 490 Arsenal Way, Suite 200 in Watertown, Massachusetts, or the Watertown Lease. The Watertown Lease commenced in April 2018 with rent commencing in May 2018. The lease has a non-cancelable term of ten years with an option to extend for one additional five-year period and is subject to rent escalation throughout the term and requires the Company to provide collateral. The collateral is $1.3 million, which is recorded as restricted cash on the accompanying condensed consolidated balance sheet as of June 30, 2021.

The elements of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$638	$638	$1,275	$1,275
Variable lease cost	127	521	368	787
Total lease cost	765	1,159	1,643	2,062

The following table summarizes the lease term and discount rate applied in arriving at the lease liability:

	June 30, 2021	December 31, 2020
Remaining lease term	6.8 years	7.3 years
Discount rate	10%	10%

Future lease payments under non-cancelable leases as of June 30, 2021 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments:
Remaining 2021	$1,136
2022	2,340
2023	2,410
2024	2,482
2025	2,557
Thereafter	6,277
Total undiscounted lease payments	17,202
Less: imputed interest	(4,841)
Total operating lease liability	$12,361

Note 7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Accrued research and development	$5,693	$3,799
Accrued compensation and benefits	2,692	3,724
Accrued professional fees	1,243	1,532
Other	243	469
Total accrued expenses and other current liabilities	$9,871	$9,524

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

In May 2021, the Company achieved a $3.0 million lead fee under the Biogen Agreement, which is recorded within accounts receivable as of June 30, 2021. In addition, this amount was deemed to be consideration for research and development services and recorded as deferred revenue. The deferred revenue is recognized as revenue from collaboration agreements consistent with the revenue recognition method for research and development services described above.

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

In August 2021, the Company provided Calico with an option to extend the research term with respect to a certain program for up to a one year period ending in March 2023. If Calico elects to exercise this option, Calico will pay the Company $1.0 million and will continue to reimburse the Company for a number of FTEs, depending on the stage of the research, at specified market rates.

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

In May 2021, the Company achieved a $1.0 million milestone payment under the Calico Agreement. As the underlying obligation to this milestone payment was determined to have been satisfied, the amount was recognized as revenue from collaboration agreements during the three months ended June 30, 2021.

Summary of revenue recognized from collaboration agreements

Revenue from collaboration agreements for the three and six months ended June 30, 2021 and 2020 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from collaboration agreements:
Roche Agreement	$2,893	$3,760	$5,086	$6,029
Biogen Agreement	2,940	2,306	4,820	3,302
Calico Agreement	3,948	3,604	7,301	7,155
Total revenue from collaboration agreements	$9,781	$9,670	$17,207	$16,486

Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of June 30, 2021 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$750	$7,734	$26,909	$34,643
Biogen Agreement	3,115	19,161	19,280	38,441
Calico Agreement	2,348	1,800	—	1,800
Total	$6,213	$28,695	$46,189	$74,884

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

Supplemental financial information related to the collaboration and license agreements for the three and six months ended June 30, 2021 and 2020 are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized that was included in the contract liability at the beginning of the period	$5,535	$5,312	$10,054	$8,808
Revenue recognized from performance obligations fully or partially satisfied in previous periods	713	227	713	227

As of June 30, 2021, the aggregate amount of the transaction price allocated to performance obligations under the Roche Agreement, the Biogen Agreement, and the Calico Agreement that are partially unsatisfied was $84.1 million.

Note 9. Long-term debt and warrant – related party

On June 5, 2020, contemporaneously with the completion of its Series B Financing, the Company entered into a Credit Agreement, or the Credit Agreement, with Perceptive Credit Holdings III, LP, an affiliate of Perceptive Advisors LLC, or Perceptive, that provided for an aggregate principal borrowing amount of up to $20.0 million, available in two tranches of $12.5 million and $7.5 million. Perceptive is a considered a related party to the Company based on its ownership of the Company’s common stock.

In June 2020, the Company drew down on the first tranche of $12.5 million, or the Term Loan, which is outstanding as of June 30, 2021. The Company elected not to draw down the second tranche, which expired on June 30, 2021. The Term Loan bears interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%, 11.25% as of June 30, 2021, and is secured by a lien on substantially all of the Company’s assets. The Credit Agreement requires the Company to maintain a minimum aggregate cash balance of $3.0 million in one or more controlled accounts and contains various affirmative and negative covenants that limit its ability to engage in specified types of transactions.

The Company is required to make interest-only payments until December 5, 2022, after which point the Company will be required to make payments of principal equal to 2% of the Term Loan until maturity on June 5, 2024, or the Maturity Date. If the Company pays off the Term Loan prior to the Maturity Date, it will be required to pay a prepayment fee of $3.5 million as of June 30, 2021.

Under the terms of the Credit Agreement, Perceptive held a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. As further described in Note 10, Stockholders’ equity, in May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement. .

The following table contains the anticipated future minimum payments on long-term debt as of June 30, 2021 for each of the years ending December 31 and a reconciliation to the carrying value of long-term debt on the Company’s condensed consolidated balance sheets (in thousands):

Undiscounted, minimum long-term debt payments:
Remaining 2021	$—
2022	—
2023	3,000
2024	9,500
Total undiscounted, minimum long-term debt payments	12,500
Less: Unamortized debt issuance costs and debt discount	(2,091)
Total long-term debt—related party	$10,409

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

Public offerings of common stock

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

In June 2021, the Company completed a follow-on offering, at which time the Company issued 4,887,500 shares of its common stock, including 637,500 shares of common stock that were issued to the underwriters when they exercised in full their overallotment option. Net proceeds from the follow-on offering, including the exercise in full of the underwriters’ option to purchase additional shares, were $169.5 million, after deducting underwriting discounts and commissions, and estimated expenses.

Perceptive warrant – related party

As described in Note 9, Long-term debt and warrant – related party, Perceptive held a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. In May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement. Under the net exercise method, Perceptive requested that the Company withhold the number of shares equivalent to the aggregate exercise price, or approximately $3.0 million. As a result of the net exercise, the Company issued Perceptive 256,038 shares of the Company’s common stock.

Note 11. Stock-based compensation

The C4 Therapeutics, Inc. 2015 Incentive Stock Option and Grant Plan, or the 2015 Plan, adopted by the Company’s board of directors in December 2015 provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to eligible employees, outside directors and consultants of the Company.

In September 2020, the Company’s board of directors adopted the C4 Therapeutics, Inc. 2020 Stock Option and Incentive Plan, or the 2020 Plan. Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of June 30, 2021, the Company had 9,997,150 shares reserved under the 2020 Plan and 2015 Plan, and 3,846,584 shares available for future issuance under the 2020 Plan.

On March 3, 2020, the Company’s former president and chief executive officer, or the CEO, terminated employment with the Company. The Company repurchased all of the CEO’s exercised shares for total consideration of $0.1 million. The CEO also relinquished his right to purchase common shares through the exercise of vested options, for total consideration paid by the Company of $0.7 million. The Company recorded the repurchase liability once the termination was deemed probable during the six months ended June 30, 2020. The Company recognized the repurchase price of the common shares and the relinquishment of the vested options in additional-paid-in-capital on the condensed consolidated balance sheet as of March 31, 2020.

Stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense:
Research and development	$1,940	$159	$3,111	$275
General and administrative	3,288	2	5,962	2
Total stock-based compensation expense	$5,228	$161	$9,073	$277

The following table summarizes the stock option activity under the Company’s equity awards plans for the six months ended June 30, 2021:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	5,029,364	$12.72
Granted	1,400,904	42.25
Exercised	(175,478)	4.04
Cancelled or forfeited	(104,224)	24.57
Outstanding as of June 30, 2021	6,150,566	$19.50
Options exercisable as of June 30, 2021	971,796	$12.74
Vested and expected to vest as of June 30, 2021	6,150,566	$19.50

As of June 30, 2021, the unrecognized compensation cost related to outstanding options was $72.9 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Note 12. Income taxes

Income tax benefit for the three and six months ended June 30, 2021 and 2020 in the condensed consolidated statement of operations and comprehensive loss are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax benefit	$—	$168	$—	$335

As of June 30, 2021 and December 31, 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

Note 13. Loss per share

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

	As of June 30,
	2021	2020
Anti-dilutive common stock equivalents:
Series Seed Preferred Stock	—	474,298
Series A Preferred Stock	—	12,941,857
Series B Preferred Stock	—	16,431,047
Warrant to purchase common stock	—	338,784
Options to purchase common stock	6,150,566	1,052,531
Total anti-dilutive common stock equivalents	6,150,566	31,238,517

All redeemable, convertible preferred stock, including those that were outstanding as of June 30, 2020, as shown above, were effected for a one-for-8.4335 reverse stock split and converted to shares of the Company’s common stock.

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(22,580)	$(10,793)	$(43,551)	$(22,705)
Accrual of preferred stock dividends	—	(2,908)	—	(5,019)
Net loss attributable to common stockholders	$(22,580)	$(13,701)	$(43,551)	$(27,724)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	43,855,420	1,476,378	43,472,327	1,469,571
Net loss per share attributable to common stockholders − basic and diluted	$(0.51)	$(9.28)	$(1.00)	$(18.87)

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

Business overview

We are a clinical-stage biopharmaceutical company focused on harnessing the body’s natural regulation of protein levels to develop novel therapeutic candidates to target and destroy disease-causing proteins for the treatment of cancer and other diseases. We leverage our proprietary technology platform, TORPEDO™ (Target ORiented ProtEin Degrader Optimizer), to synthesize a new class of small molecule medicines that are designed to destroy disease-causing proteins selectively and efficiently, including targets previously considered to be undruggable. We are using our TORPEDO™ platform to build a robust pipeline of oral protein degradation drug candidates, with our lead product candidates focused on oncology indications.

Our most advanced product candidate, CFT7455, is an orally bioavailable degrader of a protein target called IKZF1/3, for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs, including peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL. We initiated a first-in-human Phase 1/2 clinical trial for this product candidate in June of 2021. In August 2021, the FDA granted orphan drug designation to CFT7455 for the treatment of multiple myeloma.

We are also developing CFT8634, an orally bioavailable degrader of a protein target called BRD9, for synovial sarcoma and SMARCB1-deleted solid tumors and we expect to submit an investigational new drug, or IND, application for this product candidate to the FDA in the second half of 2021 and begin a first-in-human Phase 1/2 clinical trial for this product candidate in 2022.

We are also developing CFT8919, an orally bioavailable, allosteric, mutant-selective degrader of epidermal growth factor receptor, or EGFR, L858R in non-small cell lung cancer, or NSCLC, and we expect to submit an IND for this product candidate to the FDA by mid-2022 and begin a first-in-human Phase 1/2 clinical trial for this product candidate by year-end 2022.

In addition to our lead product candidates, we are also developing degraders specifically targeting V600E mutant BRAF to treat melanoma, non-small cell lung cancer, colorectal cancer and other solid malignancies that harbor this mutation, as well as degraders of a protein target called RET to treat lung cancer, sporadic medullary thyroid cancers and other solid malignancies that harbor oncogenic RET lesions. We expect to have product candidates from these two programs in the clinic by the end of 2022.

Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against targets where we believe degradation offers potential advantages over existing therapeutic modalities. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology, as well as therapeutic areas such as neurodegenerative diseases. We also believe there are many other therapeutic areas and indications where leveraging our TORPEDO™ platform to develop novel degraders may be advantageous.

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
•

expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct research, preclinical, and clinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical and clinical trials;

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

We expect that our general and administrative expenses will increase in the future to support our growing operations, including additional personnel to support our operations as a publicly traded company. We also expect to continue to incur additional expenses associated with being a public company, including higher costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other (expense) income, net

Other (expense) income, net primarily consists of the following:

•	interest expense and amortization of our long-term debt, which is discussed in greater detail in Note 9, Long-term debt and warrant – related party; and
•	interest income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities.

Results of operations

Comparison of the three and six months ended June 30, 2021 and 2020

Revenue

Revenue from our collaboration and license agreements consisted of the following for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from collaboration agreements:
Roche Agreement	$2,893	$3,760	$5,086	$6,029
Biogen Agreement	2,940	2,306	4,820	3,302
Calico Agreement	3,948	3,604	7,301	7,155
Total revenue from collaboration agreements	$9,781	$9,670	$17,207	$16,486

The $0.1 million increase in revenue in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is primarily driven by:

•	a $0.3 million increase in revenue recognized under the Roche Agreement resulting from increased effort made on the nominated targets;
•

a $1.6 million increase in revenue recognized under the Biogen Agreement, resulting from increased effort made on the nominated targets and additional revenue recognized from the Biogen milestone earned in Q2 2021; and

•	$1.0 million milestone revenue recognized under the Calico Agreement

These were offset by:

•	$1.2 million decrease in revenue from Roche resulting from a performance obligation being satisfied in full in Q2 2020, which resulted in increased revenue in Q2 2020; and
•	$0.9 million decrease in sandbox revenue recognized under the Biogen Agreement; and
•	$0.7 million decrease in FTE reimbursements under the Calico Agreement.

The $0.7 million increase in revenue in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily driven by:

•	a $0.3 million increase in revenue recognized under the Roche Agreement resulting from increased effort made on the nominated targets
•

a $2.7 million increase in revenue recognized under the Biogen Agreement, resulting from increased effort made on the nominated targets and additional revenue recognized from the Biogen milestone earned in Q2 2021; and

•	the $1.0 million milestone revenue recognized under the Calico Agreement.

These were offset by:

•	$1.2 million decrease in revenue from Roche resulting from a performance obligation being satisfied in full in Q2 2020, which resulted in increased revenue in Q2 2020;
•	$1.2 million decrease in sandbox revenue recognized under the Biogen Agreement; and
•	$0.9 million decrease in FTE reimbursements under the Calico Agreement.

Research and development expense

The following table summarizes our research and development expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses:
Preclinical and development expenses	$10,983	$9,517	$20,372	$17,771
Personnel expenses	7,348	4,598	14,282	9,170
Facilities and supplies	2,240	2,259	4,537	4,501
Professional fees	1,330	1,064	2,501	1,840
Clinical expenses	966	—	1,184	—
Intellectual property	340	292	763	644
Other expenses	79	30	173	146
Total research and development expenses	$23,286	$17,760	$43,812	$34,072

The $5.5 million increase in research and development expense in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is primarily driven by:

•

a $1.5 million increase in preclinical and development costs, consisting primarily of increased departmental costs in preclinical development of our various programs, including the addition of EGFR in Q2 2021;

•

a $2.8 million increase in personnel expenses, representing salary and benefit costs, including a $1.8 million increase in stock-based compensation expense driven primarily by the increase in the fair value of our stock, primarily due to the buildout of our clinical development team; and

•	a $1.0 million increase in clinical costs resulting from the site and trial initiation for the phase 1/2 clinical trial of CFT7455 in June 2021.

The $9.7 million increase in research and development expense in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily driven by:

•

a $2.6 million increase in preclinical and development costs, consisting primarily of increased departmental costs in preclinical development of our various programs, including the addition of EGFR in Q2 2021;

•

a $5.1 million increase in personnel expenses, representing salary and benefit costs, including a $2.8 million increase in stock-based compensation expense driven primarily by the increase in the fair value of our stock, primarily due to the buildout of our clinical development team; and

•	a $1.2 million increase in clinical costs resulting from the initiation of phase 1/2 clinical trial of CFT7455 in June 2021.

General and administrative expense

The following table summarizes our general and administrative expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative expenses:
Personnel expenses	$5,943	$1,170	$10,583	$3,100
Professional fees	2,335	1,369	4,766	1,973
Other expenses	333	230	671	538
Total general and administrative expenses	$8,611	$2,769	$16,020	$5,611

The $5.8 million increase in general and administrative expense in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is primarily driven by:

•

a $4.8 million increase in personnel expenses, representing salary and benefit costs, which includes a $3.2 million increase in stock-based compensation expenses driven primarily by the increase in the fair market value of our stock, and expenses resulting from additional G&A personnel hired during the year; and

•	a $1.0 million increase in professional fees, which includes a $0.7 million increase in insurance costs, and higher legal and audit fees, resulting from our transition to a public company.

The $10.4 million increase in general and administrative expense in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily driven by:

•

a $7.5 million increase in personnel expenses, representing salary and benefit costs, which includes a $5.9 million increase in stock-based compensation expenses driven primarily by the increase in the fair market value of our stock, and expenses resulting from additional G&A personnel hired during the year, partially offset by lower severance expense in the current period compared to severance expense recognized in the three months ended March 31, 2020 resulting from the departure of our former CEO; and

•

a $2.8 million increase in professional fees, which includes a $1.3 million increase in insurance costs, a $1.0 million increase in consultant fees, and higher legal and audit, resulting from our transition to a public company.

Other (expense) income, net

The following table summarizes our other (expense) income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	$(533)	$(127)	$(1,067)	$(127)
Interest and other income, net	69	25	141	284
Total other (expense) income, net	$(464)	$(102)	$(926)	$157

The $0.4 million change in other (expenses) income, net in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is driven by:

•	a $0.4 million increase in interest expense and amortization of the discount related to our long-term debt, the agreement for which we entered into in June 2020.

The $1.1 million change in other (expenses) income, net in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is driven by the following:

•	a $1.0 million increase in interest expense and amortization of the discount related to our long-term debt, the agreement for which we entered into in June 2020.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and through payments from collaboration partners. As of June 30, 2021, we had cash, cash equivalents and marketable securities of approximately $498.7 million.

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

In addition, in June 2020, we secured a $20.0 million credit arrangement with Perceptive Credit Holdings III, LP, or Perceptive Credit, an affiliate of one of the Series B Financing investors, whereby we borrowed $12.5 million at closing, bearing a variable interest rate of 11.25%, and can draw down another $7.5 million. Our ability to draw down on this second tranche expired on June 30, 2021.

In October 2020, we completed our IPO in which we issued and sold 11,040,000 shares of common stock at a price to the public of $19.00 per share. The net proceeds from our IPO, including the full exercise of the underwriter’s overallotment option, were approximately $191.2 million.

In June 2021, the Company completed a follow-on offering, at which time the Company issued 4,887,500 shares of its common stock, including 637,500 shares of common stock that were issued to the underwriters when they exercised in full their overallotment option. Net proceeds from the follow-on offering, including the exercise in full of the underwriters’ option to purchase additional shares, were $169.5 million, after deducting underwriting discounts and commissions, and estimated expenses of $11.3 million.

Cash flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(42,936)	$(31,260)
Net cash used in investing activities	(29,296)	(104,017)
Net cash provided by financing activities	170,350	152,380
Total net change in cash, cash equivalents and restricted cash	$98,118	$17,103

Operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was driven primarily by the following uses of cash:

•	our net loss of $43.6 million;
•	a $6.3 million change in deferred revenue due to the recognition of revenue under our collaboration agreements;
•	a $1.7 million change in accounts receivable related to our collaboration agreements;
•	a $1.3 million change in accounts payable; and
•	a $1.2 million change in prepaid expense and other assets.

These were offset by non-cash expenses of $11.4 million, which primarily consisted of stock-based compensation expense of $9.1 million.

Net cash used in operating activities for the six months ended June 30, 2020 was driven primarily by the following uses of cash:

•	our net loss of $22.7 million;
•	a $4.1 million change in deferred revenue due to the recognition of revenue under our collaboration agreements;
•	a $3.9 million change in accounts receivable related to our collaboration agreements; and

•	a $1.7 million change in accounts payable.

These were offset by non-cash expenses of $1.7 million, which primarily consisted of depreciation expense of $0.8 million.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2021 was primarily attributable to $28.1 million of purchases of marketable securities, net of maturities, in addition to purchases of property and equipment of $1.2 million.

Net cash used in investing activities for the six months ended June 30, 2020 was attributable to $103.9 million of purchases of marketable securities.

Financing activities

The $170.4 million of net cash provided by financing activities for the six months ended June 30, 2021 was primarily attributable to $169.9 million of net proceeds received upon closing of our follow-on offering in June 2021.

The $152.4 million of net cash provided by financing activities for the six months ended June 30, 2020 was attributable to $141.0 million of net proceeds received from issuance of Series B Preferred Stock and $12.0 million from issuance of long-term debt to Perceptive, a related party.

Funding requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company.

Specifically, we anticipate that our expenses will increase substantially in the future, if and as we:

•	continue our ongoing first-in-human Phase 1/2 trials of CFT7455 and initiate and conduct planned first-in-human Phase 1/2 trials for our other lead product candidates, including CFT8634 and CFT8919;
•	advance additional product candidates into preclinical and clinical development;
•	continue to invest in our proprietary TORPEDO™ platform;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel;
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

Because of the numerous risks and uncertainties associated with development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital and operating costs associated with our current and anticipated preclinical and clinical development. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of ongoing and planned first-in-human Phase 1/2 trials for our lead product candidates and any future clinical development of those lead product candidates;
•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number and development requirements of other product candidates that we pursue;
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

As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen and Calico, we do not have any committed external source of funds as of June 30, 2021. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual obligations

We enter into contracts in the normal course of business with contract manufacturing organizations, contract research organizations and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

During the six months ended June 30, 2021, except for the minimum rental commitments disclosed in Note 6, Leases, and Note 9, Long-term debt and warrant – related party, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our marketable securities are subject to interest rate risk and may decrease in value if market interest rates increase. As of June 30, 2021, we had marketable securities of $217.5 million which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.5 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.

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

We may take advantage of some but not all of these exemptions until we are no longer an emerging growth company. We will cease to be an emerging growth company on December 31, 2021, the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2021. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in internal control over financial reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our financial position and need for additional capital

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $43.6 million and $22.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $227.4 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including our initial public offering, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	initiate, conduct, and successfully complete first-in-human and later-stage clinical trials of our product candidates;
•

leverage our TORPEDO™ platform to identify and then advance additional product candidates into preclinical and clinical development, including, without limitation, product candidates arising out of our BRAF, RET and EGFR programs;

•	expand the capabilities of our TORPEDO™ platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our ongoing research and development and potential future commercialization efforts.

Further, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we prepare for and initiate, conduct, and complete our ongoing and planned first-in-human Phase 1/2 clinical trials of our product candidates, advance our TORPEDO™ platform and continue research and development and initiate clinical trials of, and potentially seek marketing approval for, our current and future preclinical programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents, and marketable securities of approximately $498.7 million as of June 30, 2021. We believe that these funds, together with future payments expected to be received under existing collaboration agreements will be sufficient to fund our existing operating plan for at least the next 24 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing, progress, costs and results of our ongoing and planned first-in-human Phase 1/2 clinical trials for our product candidates and any future clinical development of those product candidates;
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

We commenced operations in 2015 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO™ platform, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. While we commenced a clinical trial of CFT7455 in June 2021, all of our other product candidates are still in preclinical development or in the discovery stage. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.

In addition, as a biopharmaceutical company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in making that transition.

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

For example, in March 2020, due to COVID-19, we closed the office and laboratory spaces in our Watertown, Massachusetts facility and transitioned our employees to work from home. During the spring of 2020, we also experienced closures at the locations of some of our Indian CROs due to local lockdown requirements and, in the second quarter of 2021, we saw COVID-19 outbreaks in India impact staffing levels at some of our Indian CROs. These shutdowns have resulted and may continue to result in delays to our preclinical studies and, while it is possible that we will be able to accelerate research activities in the longer term or implement alternate mitigation plans, it is also possible that some of our preclinical research programs will suffer unavoidable delays as a result of these outbreaks of COVID-19. Due to the COVID-19 pandemic, we have also seen the risk of delays in production of components used to manufacture our lead degrader candidates increase due to previous delays at one of our China-based manufacturers, which we remediated by working with that manufacturer to change the location of future work to another of the manufacturer’s sites. In June 2020, we reopened our office location to enable a subset of our employees – those whose work can only be performed in our laboratories – to return to the office and required our remaining employees to continue working from home. In June 2021, we reopened our office locations to all employees, and expect that arrangement will continue. While the ongoing impact of this pandemic remains uncertain, we believe the redundancies we have in place between our China and India based CROs and our Watertown, Massachusetts-based laboratory staff, as well as the transition of the majority of our employees to remote work arrangements, have generally mitigated the impact of these disruptions on our business, but it also remains possible that we will see delays in some of our preclinical research activities as outbreaks of COVID-19 continue to arise in various parts of the world, which may continue until vaccination for COVID-19 becomes more broadly available globally.

The response to the COVID-19 pandemic may result in the redirection of resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. For example, since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Additionally, as of May 26, 2021, the FDA also noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards, including for oncology product development. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

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

In June 2020, we entered into a credit agreement and guaranty, or the Credit Agreement, with Perceptive Credit, an affiliate of Perceptive Advisors LLC, or Perceptive Advisors, which is one of our significant stockholders. The Credit Agreement provided for a $20.0 million senior secured delayed draw term loan facility, or the Delayed Draw Loan Facility. The Credit Agreement is secured by a lien on substantially all of our and our subsidiaries’ assets, including, but not limited to, shares of our subsidiaries, our current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment and contract rights. The Credit Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are subject to customary exceptions, limit our ability to, without Perceptive Credit’s prior written consent, effect any of the following, among other things:

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

As of June 30, 2021, we drew down on $12.5 million of the Delayed Draw Loan Facility. Our ability to draw on the remaining Delayed Draw Loan Facility expired on June 30, 2021.

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

Risks related to the discovery and development of our product candidates

Our approach to the discovery and development of product candidates based on our TORPEDO™ platform for targeted protein degradation is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.

Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Very few small molecule product candidates using targeted protein degradation, such as those developed through our TORPEDO™ platform, have been tested in humans and none have been approved in the United States or Europe. The data underlying the feasibility of developing these types of therapeutic products is both preliminary and limited. If any adverse learnings are made by other developers of targeted protein degraders, there is a risk that development of our product candidates could be materially impacted. Discovery and development of small molecules that harness the ubiquitin proteasome pathway to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of the specific components of the ubiquitin-proteasome system, including E3 ligases and their required accessory proteins involved in target protein ubiquitination, as well as by challenges of engineering compounds that promote protein-to-protein interactions.

The scientific research that forms the basis of our efforts to develop our degrader product candidates under our TORPEDO™ platform is ongoing and the scientific evidence to support the feasibility of developing TORPEDO™ platform-derived therapeutic treatments is both preliminary and limited. Further, certain cancer patients have shown inherent primary resistance to approved drugs that inhibit disease-causing proteins and other patients have developed acquired secondary resistance to these inhibitors. Although we believe our products candidates may have the ability to degrade the specific mutations that confer resistance to currently marketed inhibitors of disease-causing enzymes, any inherent primary or acquired secondary resistance to our product candidates in patients, or if the scientific research that forms the basis of our efforts proves to be contradicted, would prevent or diminish their clinical benefit.

While we commenced a clinical trial of CFT7455 in June 2021, at this time, we have not yet completed a clinical trial of any product candidate and we have not yet assessed the safety of any of our product candidates in humans. Although some of our product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

Additionally, the regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better-known or extensively studied product candidates. Although other companies are also developing therapeutics based on targeted protein degradation, no regulatory authority has granted approval for any therapeutic of this nature at this time. As a result, it is more difficult for us to predict the time and cost of developing our product candidates and we cannot predict whether the application of our TORPEDO™ platform, or any similar or competitive protein degradation platforms, will result in the development of product candidates that make it through to marketing approval. Any development problems we experience in the future related to our TORPEDO™ platform or any of our research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate, as well as from commercializing any product candidates we may develop on a timely or profitable basis, if at all.

We are a clinical stage biotechnology company and, while we commenced a clinical trial of CFT7455 in June 2021, all of our other product candidates are still in preclinical development or in the discovery stage. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.

We are a clinical-stage biotechnology company and, while we commenced a clinical trial of CFT7455 in June 2021, all of our other product candidates are currently in preclinical development or in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our TORPEDO™ platform and identifying and conducting preclinical development of our current product candidates, including CFT7455, CFT8634, and CFT8919. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We have limited experience as a company in completing IND-enabling preclinical studies and, while we commenced clinical development of CFT7455, we have limited experience as a company in commencing and conducting clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies will be completed on time, that we will submit INDs in a timely manner, that any INDs we submit will be cleared by the FDA in a timely manner, if at all, or if our planned clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For each of our lead product candidates, CFT7455 and CFT8634, we have entered into a master services agreement with a CRO to lead our first-in-human Phase 1/2 clinical trial for the applicable product candidate. There can be no assurance that we will be able to negotiate and enter into additional master services agreements with these or other CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis or at all.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency, purity and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approval for the commercial sale of any of our product candidates, including CFT7455, CFT8634, and CFT8919, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete. Further, the outcome of these activities is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes and, because most of our product candidates are in an early stage of development and have never been tested in humans, there is a high risk of failure. In addition, because targeted protein degraders are a relatively new class of product candidates, any failures or adverse outcomes in preclinical or clinical testing seen by other developers in this class could materially impact the success of our programs. We may never succeed in developing marketable products.

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

Additionally, we expect that the first clinical trials for our product candidates may be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. This is the case with the ongoing first-in-human clinical trial of CFT7455. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

While we commenced a clinical trial of CFT7455 in June 2021, we have not yet initiated clinical trials for any of our other product candidates and, as is the case with all drugs, it is likely that there may be side effects associated with their use related to on-target, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects and many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

Drug development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

While we commenced a clinical trial of CFT7455 in June 2021, at this time, all of our other product candidates are still in preclinical development or in the discovery stage and the risk of failure for all of our product candidates remain high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely initiation, completion or outcome of our preclinical studies and, other than in the case of CFT7455, where the FDA has cleared the IND for our planned first-in-human study of this drug candidate, we cannot predict if the FDA or similar regulatory authorities outside the United States will allow us to commence our proposed clinical trials or if the outcome of our preclinical studies ultimately will support the further development of any of our product candidates.

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

Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. While we commenced a clinical trial for CFT7455 in June 2021, we do not know whether any of our other preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.

Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually systemic anti-cancer therapy (e.g., chemotherapy), surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy has been shown to not be effective. Our ongoing clinical trial for CFT7455, and our anticipated clinical trials for CFT8634 and CFT 8919 and other drug candidates will be with patients who have received one or more prior treatments and we expect that we would initially seek regulatory approval of these product candidates for second-line or third-line therapy. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any approvals for first-line therapy, we may have to conduct additional clinical trials.

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

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors, the scale of which could be difficult to compete against. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidate that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

Our ability to use our net operating loss carryforwards and research and development tax credit carryforwards may be limited.

As of December 31, 2020, we had $58.8 million federal net operating loss carryforwards and $105.1 million gross in United States state net operating loss carryforwards, portions of which expire at various dates through 2040. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the TCJA, as modified by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, federal net operating losses generated in tax years beginning after 2017, if any, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 will be limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). The CARES Act temporarily allows us to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior years. It is uncertain how various states will respond to the TCJA, the CARES Act or any newly enacted federal tax law. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, including a California franchise tax law change limiting the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

As of December 31, 2020, we also had United States federal and state research and development tax credit carryforwards of $4.7 million and $1.1 million, respectively, which expire at various dates through 2040. These tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, the Company completed a study of ownership changes from inception through December 31, 2020, which concluded that we experienced ownership changes as defined by Section 382 of the Code. However, there were no net operating loss carryforwards that were limited or expired unused. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including as a result of our initial public offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, that will harm our future operating results by effectively increasing our future tax obligations.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect and, even if we are able to, the FDA may not permit us to proceed with our planned clinical trials.

We have limited experience as a company in preparing, submitting to and receiving clearance from the FDA on INDs. We submitted our first IND to the FDA in December 2020, for CFT7455 and, in January 2021, the FDA informed us that we are permitted to proceed with our first-in-human clinical trial for this product candidate. We plan to submit an IND for CFT8634 in the second half of 2021 and for CFT8919 in mid-2022. While this is our current expectation, we may not be able to file this planned IND or INDs for other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, we may determine that additional IND-enabling studies are warranted, or we may face delays due to the ongoing global COVID-19 pandemic. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.

While we commenced a clinical trial of CFT7455 in June 2021, all of our other product candidates are still in the preclinical or discovery stages, which means that we have not yet evaluated any of our product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that any of the product candidates developed through our TORPEDO™ platform will not cause undesirable side effects, which could arise at any time during preclinical or clinical development.

A potential risk with product candidates developed through our TORPEDO™ platform, or in any protein degradation product candidate, is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein in and of itself could cause adverse events, undesirable side effects or unexpected characteristics. There is also the potential risk of delayed adverse events following treatment using product candidates developed through our TORPEDO™ platform.

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

The results of preclinical studies may not be predictive of the results of clinical trials and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when those trials are completed or in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials or the designs of these trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the dose escalation portion of our ongoing and planned first-in-human Phase 1/2 clinical trials of CFT7455, CFT8634, and CFT8919 may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any setbacks of this nature in our clinical development could materially harm our business, financial condition, results of operations and prospects. In addition, we may conduct some of our clinical trials in a combination Phase 1/2 design and, if the Phase 1 portion of the trial is not successful, we will not be allowed to proceed into the Phase 2 portion of the trial.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our timelines for submitting for and receiving necessary marketing approvals could be delayed or prevented.

We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. In June 2021, we advanced CFT7455 into first-in-human Phase 1/2 clinical trials in MM and NHLs, including PTCL and MCL, and we are planning to advance our other lead product candidates, including CFT8634 and CFT8919, into first-in-human Phase 1/2 clinical trials. While we believe that we will be able to enroll a sufficient number of patients into each of these clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials in these rare indications generally and during the COVID-19 pandemic, specifically. Our ability to identify and enroll eligible patients for clinical trials of CFT7455, CFT8634, CFT8919, and other lead product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:

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

While our four lead programs are focused on oncology targets, a key element of our strategy is to apply our TORPEDO™ platform to develop product candidates that address a broad array of targets and new therapeutic areas, such as neurodegeneration, diseases of aging and infectious disease. The therapeutic discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

We are relying on CROs to conduct our ongoing first-in-human Phase 1/2 clinical trial programs for CFT7455 and plan to rely on CROs to conduct our planned first-in-human Phase 1/2 clinical trial programs for CFT8634 and CFT8919 and our other clinical trials as we currently do not plan to independently conduct clinical trials of our other product candidates. Our agreements with these CROs might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements, we would experience delays in our product development activities.

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

Any performance failure or delay in performance on the part of our existing or future manufacturers could delay clinical development or marketing approval. For example, our contract drug product manufacturer had a mechanical issue arise in connection with a manufacturing step for a manufacturing run for our CFT7455 product candidate. While this issue did not ultimately delay the timing of submission of our IND for CFT7455, in the future, we could experience a manufacturing issue that would have a material impact on development of our product candidates and the occurrence of an event of this nature would largely be outside of our control. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If our current CMOs cannot perform as agreed, we may be required to replace them. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any replacement manufacturers or we may not be able to reach agreement with any alternative manufacturer. While we have identified alternate vendors for CFT7455 and CFT8634, switching vendors could result in significant additional costs of materials and significant delays to our operations and we may be constrained in the vendors we can select based on the high OEB designations of our molecules.

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

Under these collaboration agreements, we are generally responsible for developing drug candidates leveraging our TORPEDO™ platform based on partner-selected targets. Further, these agreements provide that our collaboration partners have exclusive rights to develop degraders for their selected and reserved targets. As a result, we are not permitted to pursue a target of potential interest – either alone or with another partner – while that target is bound by these restrictions.

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

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining coverage and adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We currently maintain product liability insurance coverage to support our clinical development activities. We may need to purchase additional product liability insurance coverage as we expand our clinical trials and if and when we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

The patent prosecution process is expensive and time consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties or that we license to our collaborators. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Our MonoDAC™ and BiDAC™ product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Arvinas, Inc., Cullgen, Inc., Kymera Therapeutics, LLC., the Dana-Farber Cancer Institute and its Center for Protein Degradation, the University of Michigan School of Medicine, Foghorn Therapeutics, Inc., Nurix Therapeutics, Inc., Monta Rosa Therapeutics, AG, BioTheryX, Inc., Bristol Myers Squibb, Roche, Novartis AG, Amgen Inc., AstraZeneca PLC, GlaxoSmithKline PLC, Vertex Pharmaceuticals, Inc. and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such a designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA of a product candidate. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for CFT7455, CFT8634, and CFT8919 and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designations.

A Fast Track designation by the FDA, even if granted for CFT7455, CFT8634, and/or CFT8919, or any of our other current or future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Fast Track designation for one or more of our future product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for CFT7455, CFT8634, CFT8919 and/or certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the receipt of a Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant a Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive a Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw a Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

If we decide to seek Orphan Drug Designation for any of our current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

In August 2021, the FDA granted orphan drug designation to CFT7455 for the treatment of multiple myeloma. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

We may seek Orphan Drug Designations for CFT8634, CFT8919 and some or all of our other current or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain an Orphan Drug Designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, even if we seek Orphan Drug Designation for other product candidates, we may never receive these designations. For example, the FDA has expressed concerns regarding the regulatory considerations for Orphan Drug Designation as applied to tissue agnostic therapies and the FDA may interpret the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, in a way that limits or blocks our ability to obtain an Orphan Drug Designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

Accelerated approval by the FDA, even if granted for CFT7455, CFT8634, and/or CFT8919, or any other current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek accelerated approval of CFT7455, CFT8634, and CFT8919 and may seek approval of future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval for any of our product candidates, we may not experience a faster development or regulatory review or approval process. Further, receiving accelerated approval does not provide assurance of ultimate full FDA approval.

Our relationships with customers, healthcare providers, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws and other healthcare laws and regulations. If we are unable to comply or have not fully complied with these laws, we could face substantial penalties.

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute our product candidates, if we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to: (i) prevent fraud, kickbacks, self-dealing and other abusive practices, (ii) guarantee the security and privacy of health information, and (iii) increase transparency around the financial relationships between physicians, teaching hospitals and manufacturers of drugs, medical devices and biologics. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements.

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

The successful commercialization of our product candidates in the United States and abroad will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide coverage and adequate reimbursement levels, as well as implement pricing policies favorable for our product candidates. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid or TRICARE in the United States), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels.

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

We cannot be sure that coverage and reimbursement in the United States and other countries will be available for our current or future product candidates or for any procedures using our current or future product candidates, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

In the United States, no uniform policy for coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. The principal decisions about reimbursement for new medicines in the United States are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS will decide whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors considered by payors in determining reimbursement are based on whether the product is:

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. However, pursuant to the CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the Bipartisan Budget Act of 2018, or BBA, among other things, amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount (from 50% under the ACA to 70%) that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

The former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. For example, former President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020 the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District Court for the District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of the new safe harbor for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees has also been delayed until January 1, 2023. Although a number of these and other healthcare reform measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. It is possible that additional governmental action will be taken in response to the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or these third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

We may face potential liability under applicable privacy laws if we obtain identifiable patient health information from clinical trials sponsored by us.

Most healthcare providers, including certain research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1966, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPPA. In addition, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

The global data protection landscape is rapidly evolving and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. Further, the California Consumer Privacy Act of 2018, or the CCPA, went into effect in January 2020. The CCPA provides new data privacy rights for consumers and new operational requirements for companies, including placing increased privacy and security obligations on entities handling certain personal data of consumers or households. These requirements could increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The new California law may lead to similar laws in other U.S. states or at a national level, which could increase our potential liability and adversely affect our business, which exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various international jurisdictions. For example, European legislators adopted the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR further implemented through binding guidance by the European Data Protection Board, or EDPB, (and supplemented by national laws in individual EU member states), imposes more stringent data protection compliance requirements and provides for more significant penalties for noncompliance in Europe. The GDPR creates new compliance obligations applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 of the GDPR).

The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where that processing is subject to the GDPR. In addition, we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including GDPR requirements as implemented by individual countries.

We are taking steps to comply with the GDPR, but this is an ongoing compliance process. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU.

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
•

managing our internal development efforts effectively, including the clinical and FDA review process for CFT7455, CFT8634, CFT8919, and any other product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance into clinical development and, if approved, commercialize CFT7455, CFT8634, CFT8919, and any of our other product candidates we develop will depend, in part, on our ability to effectively manage any future growth. Due to our limited financial resources and the limited experience of our management team in managing a company with this type of anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Further, research at our Chinese and Indian CROs also exposes us to various risks, including regulatory, economic, and political instability, potentially unfavorable tax, import and export policies, fluctuations in foreign exchange and inflation rates, international and civil hostilities, terrorism, natural disasters and pandemics.

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

We do not know whether an active, liquid and orderly trading market will be sustained for our common stock or what the market price of our common stock will be and, as a result, it may be difficult for you to sell your shares of our common stock.

Prior to our initial public offering, there was no public trading market for shares of our common stock. Although our common stock is listed on The Nasdaq Global Select Market, an active trading market for our shares may not be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is and will continue to be influenced by the research and reports that industry or securities analysts publish about us, our business or the targeted protein degradation space. We currently have limited research coverage by securities and industry analysts. If no or few securities or industry analysts cover us, the trading price for our common stock could be impacted negatively. If any of the analysts who cover us were to issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and future clinical trials and results of operations fail to meet the expectations of any of these analysts, our stock price would likely decline. If one or more of these covering analysts were to cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

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

Our management has broad discretion in the application of the net proceeds from our prior financings, including our initial public offering and follow-on offering, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have an adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our prior financing activities in a manner that does not produce income or that loses value.

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

We will continue to incur additional costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an EGC, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance and insurance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.3

3.2	Form of Second Amended and Restated Bylaws of the Registrant	S-1	333-248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders	S-1	333-248719	09/10/2020	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

C4 Therapeutics, Inc.

Date: August 11, 2021	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer

Date: August 11, 2021	By:	/s/ Lauren A. White
Lauren A. White
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)