Form 10-Q
period 2021-09-30
C4 Therapeutics, Inc.
filed 2021-11-10
CIK 1662579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 48,625,608 shares of common stock, $0.0001 par value per share, outstanding.

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

•

the ultimate impact of the ongoing coronavirus, or COVID-19, pandemic, or any other health epidemic, on our business, manufacturing, clinical trials, research programs, supply chain, regulatory review, healthcare systems or the global economy as a whole;

•

risks related to the direct or indirect impact of the ongoing COVID-19 pandemic or any future large-scale adverse health event, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays in diagnoses, initiation or continuation of treatment for diseases that may be addressed by our development candidates and investigational medicines, or in patient enrollment in clinical trials, potential clinical trials, regulatory review or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic, and our ability to execute business continuity plans to address disruptions caused by the ongoing COVID-19 pandemic or future large-scale adverse health event;

•	our ability to obtain funding for our operations necessary to complete further development, manufacturing and commercialization of our product candidates;
•	our ability to obtain and maintain regulatory approval for any of our current or future product candidates;
•	the period of time over which we anticipate our existing cash and cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
•	our ability to identify and develop product candidates for treatment of additional disease indications;
•	the potential attributes and benefits of our product candidates;
•	the rate and degree of market acceptance and clinical utility for any product candidates we may develop;
•	the pricing and reimbursement of our product candidates, if approved;
•	the effects of competition with respect to any of our current or future product candidates, as well as innovations by current and future competitors in our industry;
•	the implementation of our strategic plans for our business, any product candidates we may develop and our TORPEDO® platform;
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

SUMMARY OF RISK FACTORS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:

•

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $68.2 million and $44.5 million for the nine months ended September 30, 2021 and 2020, respectively.

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

•

Most of our product candidates are still in preclinical development and we have never completed a clinical trial of any of our product candidates. Our business could be harmed if we are unable to advance to clinical development, develop, obtain regulatory approval for and/or commercialize our product candidates; if we experience significant delays in doing any of these things; or if we experience significant cost increases.

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

•	The continuing effects of the ongoing COVID-19 pandemic, including the spread of new strains of the virus, could adversely impact our business, including our preclinical studies and clinical trials.
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
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

NOTE REGARDING TRADEMARKS

We own or have rights to various trademarks, service marks and trade names that are used in connection with the operation of our business, including our company name, C4 Therapeutics, our logo, the name of our TORPEDO technology platform and the names of our BIDAC and MONODAC protein degrader product candidates. This Form 10-Q may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this prospectus is not intended to and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this prospectus may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

C4 Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$162,745	$181,727
Marketable securities, current	239,326	189,962
Accounts receivable	4,845	4,484
Prepaid expenses and other current assets	5,378	4,836
Total current assets	412,294	381,009
Marketable securities, non-current	78,191	—
Property and equipment, net	3,323	3,323
Right-of-use asset	12,249	13,229
Restricted cash	1,276	2,577
Other assets	578	—
Total assets	$507,911	$400,138
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,745	$5,683
Accrued expenses and other current liabilities	11,471	9,524
Deferred revenue, current	32,294	27,603
Operating lease liability, current	1,177	1,042
Total current liabilities	48,687	43,852
Deferred revenue, net of current	38,936	53,617
Operating lease liability, net of current	10,920	11,826
Long-term debt − related party	10,588	10,052
Total liabilities	109,131	119,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 48,593,398 and 43,059,632 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	650,987	464,597
Accumulated other comprehensive (loss) income	(155)	13
Accumulated deficit	(252,057)	(183,823)
Total stockholders’ equity	398,780	280,791
Total liabilities and stockholders’ equity	$507,911	$400,138

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from collaboration agreements	$8,500	$8,447	$25,707	$24,933
Operating expenses:
Research and development	24,302	23,935	68,114	58,007
General and administrative	8,452	2,861	24,472	8,472
Total operating expenses	32,754	26,796	92,586	66,479
Loss from operations	(24,254)	(18,349)	(66,879)	(41,546)
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	(539)	(562)	(1,606)	(689)
Interest and other income, net	110	50	251	334
Change in fair value of warrant liability	—	(3,141)	—	(3,141)
Total other (expense) income, net	(429)	(3,653)	(1,355)	(3,496)
Loss before income taxes	(24,683)	(22,002)	(68,234)	(45,042)
Income tax benefit	—	167	—	502
Net loss	$(24,683)	$(21,835)	$(68,234)	$(44,540)
Unrealized gain (loss) on marketable securities	(86)	10	(168)	8
Comprehensive loss	$(24,769)	$(21,825)	$(68,402)	$(44,532)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(24,683)	$(21,835)	$(68,234)	$(44,540)
Accrual of preferred stock dividends	—	(5,212)	—	(10,363)
Net loss attributable to common stockholders	$(24,683)	$(27,047)	$(68,234)	$(54,903)
Net loss per share attributable to common stockholders − basic and diluted	$(0.51)	$(17.55)	$(1.51)	$(36.76)
Weighted-average number of shares used in computed net loss per share − basic and diluted	48,490,533	1,540,902	45,163,444	1,493,521

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	43,059,632	$4	$464,597	13	$(183,823)	$280,791
Exercise of stock options	49,328	—	166	—	—	166
Stock-based compensation	—	—	3,845	—	—	3,845
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(20,971)	(20,971)
Other	—	—	(19)	—	—	(19)
Balance as of March 31, 2021	43,108,960	$4	$468,589	$(94)	$(204,794)	$263,705
Issuance of common stock, net of estimated issuance costs of $11.3 million (Note 10)	4,887,500	1	169,482	—	—	169,483
Shares issued upon warrant exercise − related party (Note 10)	256,038	—	—	—	—	—
Exercise of stock options	126,150	—	539	—	—	539
Stock-based compensation	—	—	5,175	—	—	5,175
Unrealized gain on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(22,580)	(22,580)
Other	1,411	—	80	—	—	80
Balance as of June 30, 2021	48,380,059	$5	$643,865	$(69)	$(227,374)	$416,427
Exercise of stock options	205,210	—	873	—	—	873
Stock-based compensation	—	—	6,027	—	—	6,027
Unrealized loss on marketable securities	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	(24,683)	(24,683)
Other	8,129	—	222	—	—	222
Balance as of September 30, 2021	48,593,398	$5	$650,987	$(155)	$(252,057)	$398,780

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) - Continued

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2019	113,145,900	$110,995	1,426,641	$1	$5,525	$—	$(117,488)	$(111,962)
Exercise of stock options	—	—	49,031	—	156	—	—	156
Stock-based compensation	—	—	—	—	116	—	—	116
Repurchase of common stock	—	—	—	—	(202)	—	—	(202)
Vested stock option settlement	—	—	—	—	(728)	—	—	(728)
Net loss	—	—	—	—	—	—	(11,912)	(11,912)
Balance as of March 31, 2020	113,145,900	$110,995	1,475,672	$1	$4,867	$—	$(129,400)	$(124,532)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $4.5 million	138,571,428	141,026	—	—	—	—	—	—
Exercise of stock options	—	—	38,378	—	109	—	—	109
Stock-based compensation	—	—	—	—	161	—	—	161
Repurchase of common stock	—	—	(23,714)	—	78	—	—	78
Vested stock option settlement	—	—	—	—	(85)	—	—	(85)
Unrealized loss on marketable securities	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(10,793)	(10,793)
Balance as of June 30, 2020	251,717,328	$252,021	1,490,336	$1	$5,130	$(2)	$(140,193)	$(135,064)
Issuance of Series B redeemable convertible preferred stock	4,285,714	4,499	—	—	—	—	—	—
Exercise of stock options	—	—	164,057	—	529	—	—	529
Stock-based compensation	—	—	—	—	436	—	—	436
Repurchase of common stock	—	—	(20,272)	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(21,835)	(21,835)
Balance as of September 30, 2020	256,003,042	$256,520	1,634,121	$1	$6,095	$8	$(162,028)	$(155,924)

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(68,234)	$(44,540)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	15,159	713
Depreciation expense	1,169	1,252
Reduction in carrying amount of right-of-use asset	980	910
Accretion of discount on marketable securities	1,032	8
Amortization of debt discount − related party	540	229
Change in fair value of warrant liability	—	3,141
Changes in operating assets and liabilities:
Accounts receivable	(361)	482
Prepaid expenses and other current and long-term assets	(1,120)	(1,798)
Accounts payable	(1,939)	(133)
Accrued expenses and other current liabilities	2,242	3,156
Operating lease liability	(772)	(651)
Deferred revenue	(9,990)	(8,425)
Net cash used in operating activities	(61,294)	(45,656)
Cash flows used in investing activities:
Proceeds from maturities of marketable securities	263,569	—
Purchases of marketable securities	(392,324)	(135,979)
Purchases of property and equipment	(1,168)	(359)
Net cash used in investing activities	(129,923)	(136,338)
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs paid of $11.3 million (Note 10)	169,465	—
Proceeds from exercises of stock options	1,578	764
Payment of initial public offering costs	(286)	(2,446)
Proceeds from the issuance of Series B shares, net of issuance costs of $4.5 million	—	145,525
Proceeds from long-term debt and warrant − related party, net of issuance costs of $0.5 million	—	11,973
Repurchase of common stock	—	(210)
Vested stock option settlement	—	(727)
Other	177	—
Net cash provided by financing activities	170,934	154,879

Net change in cash, cash equivalents and restricted cash	(20,283)	(27,115)
Cash, cash equivalents and restricted cash at beginning of period	184,304	93,126
Cash, cash equivalents and restricted cash at end of period	$164,021	$66,011

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$164,021	$66,011
Less: restricted cash	(1,276)	(2,577)
Cash and cash equivalents at end of the period	$162,745	$63,434

See accompanying notes to condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest − related party	$1,070	$461

Supplemental disclosures of non-cash investing and financing activities:
Aggregate exercise price of warrant net exercised − related party (Note 10)	$3,002	$—
Initial public offering costs in accrued expenses	$—	$474
Capital expenditures in accounts payable and accrued expenses	$—	$10
Stock option exercises included in prepaid and other current assets	$—	$33
Fair value of warrant issued in connection with debt issuance	$—	$5,465

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

Liquidity and capital resources

Since its inception, the Company’s primary activities have been focused on research and development activities, building the Company’s intellectual property, recruiting personnel and raising capital to support these activities. To date, the Company has funded its operations primarily with proceeds received from the sales of redeemable convertible preferred stock, public offerings of the Company’s common stock, through its collaboration agreements, and debt financing.

The Company has incurred recurring losses since its inception, including net losses of $68.2 million and $44.5 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $252.1 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.

As further discussed in Note 10, Stockholders’ equity, on October 6, 2020, the Company completed its initial public offering, or the IPO. The net proceeds to the Company were $191.2 million, after deducting underwriting discounts and commissions, and expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 30,355,379 shares of common stock. In June 2021, the Company completed a follow-on offering. The net proceeds to the Company were $169.5 million, after deducting underwriting discounts and commissions, and expenses.

The Company expects that its cash, cash equivalents and marketable securities of $480.3 million as of September 30, 2021 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Risks and uncertainties

The Company is subject to risks common to other life science companies in the early development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing and compliance with the U.S. Food and Drug Administration, or FDA, and other government regulations. If the Company does not successfully advance its programs into and through human clinical trials and commercialize any of its product candidates, the Company may be unable to produce product revenue or achieve profitability. Additionally, if the Company elects to enter into collaborations for its programs, the success of those collaborations may significantly impact its revenue and profitability. There can be no assurance that the Company’s research and development efforts will be successful, adequate protection for the Company’s intellectual property will be obtained, any products developed will obtain or maintain necessary government regulatory approval, or any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in science and technology and substantial competition from pharmaceutical and biotechnology companies.

COVID-19 pandemic

The impact of the ongoing coronavirus, or COVID-19, pandemic on the Company’s business, results of operations and financial condition continues to remain uncertain and will depend on future developments, including the impact of vaccines and new variant strains of COVID-19, and any governmental advisories and restrictions.

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

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2020, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2021.

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

Significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2021. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies, except as noted below.

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

Note 3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2021 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$120,448	$120,448	$—	$—
U.S. Treasury securities	38,998	—	38,998	—
Corporate debt securities	2,999	—	2,999	—
Marketable securities:
Corporate debt securities	297,495	—	297,495	—
U.S. government debt securities	10,023	—	10,023	—
U.S. Treasury securities	9,999	—	9,999	—
Total cash equivalents and marketable securities	$479,962	$120,448	$359,514	$—

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

There have been no transfers between fair value levels during the nine months ended September 30, 2021.

Note 4. Marketable securities

Marketable securities as of September 30, 2021 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$297,650	$1	$(156)	$297,495
U.S. government debt securities	10,024	1	(2)	10,023
U.S. Treasury securities	9,998	1	—	9,999
Total marketable securities, current and non-current	$317,672	$3	$(158)	$317,517

Marketable securities as of December 31, 2020 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. Treasury securities	$189,949	$13	$—	$189,962
Total marketable securities, current	$189,949	$13	$—	$189,962

As of September 30, 2021, the Company held 91 marketable securities, with an aggregate fair value of $247.5 million, in an unrealized loss position. There were no individual securities that were in a significant unrealized loss position as of September 30, 2021, and the Company did not record an allowance for credit losses as of September 30, 2021 related to these securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

Note 5. Property and equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Property and equipment:
Laboratory equipment	$8,376	$7,207
Furniture and fixtures	805	805
Leasehold improvements	541	541
Computer equipment	223	223
Office equipment	179	179
Total property and equipment	10,124	8,955
Less: accumulated depreciation	(6,801)	(5,632)
Total property and equipment, net	$3,323	$3,323

Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$330	$420	$1,169	$1,252

Note 6. Leases

In July 2017, the Company entered into a lease of office and laboratory space for its headquarters at 490 Arsenal Way, Suite 200 in Watertown, Massachusetts, or the Watertown Lease. The Watertown Lease commenced in April 2018 with rent payment commencing in May 2018. The lease has a non-cancelable term of ten years with an option to extend for one additional five-year period and is subject to rent escalation throughout the term and requires the Company to provide collateral. The collateral is $1.3 million, which is recorded as restricted cash on the accompanying condensed consolidated balance sheet as of September 30, 2021.

The elements of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$637	$637	$1,912	$1,912
Variable lease cost	245	420	613	1,207
Total lease cost	882	1,057	2,525	3,119

The following table summarizes the lease term and discount rate applied in arriving at the lease liability:

	September 30, 2021	December 31, 2020
Remaining lease term	6.6 years	7.3 years
Discount rate	10%	10%

Future lease payments under non-cancelable leases as of September 30, 2021 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments:
Remaining 2021	$568
2022	2,340
2023	2,410
2024	2,482
2025	2,557
Thereafter	6,277
Total undiscounted lease payments	16,634
Less: imputed interest	(4,537)
Total operating lease liability	$12,097

Note 7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities:
Accrued research and development	$6,871	$3,799
Accrued compensation and benefits	3,444	3,724
Accrued professional fees	955	1,532
Other	201	469
Total accrued expenses and other current liabilities	$11,471	$9,524

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

On December 22, 2018, the Company and Roche executed the Amended and Restated Roche License Agreement, or the Roche Agreement, which was further amended in November 2020. Under the Roche Agreement, if the Company opts into certain co-development rights, the parties will share future development costs of the targets and the Company will receive an increased royalty rate on product sales from commercialized products directed to those targets. If the Company opts into certain co-detailing rights, the Company is entitled to reimbursement of certain commercialization costs. Following the November 2020 amendment, the Roche Agreement provided that the parties would develop up to five potential targets, with Roche maintaining its option rights to license and commercialize products directed to those targets. In November 2021, the Company and Roche mutually agreed to terminate the Roche Agreement as to the target BRAF, converting BRAF into a proprietary program for the Company. As a result, the parties will now develop up to four targets, with Roche maintaining its option rights to license and commercialize products related to those targets.

Upon signing the Roche Agreement, the Company received upfront consideration of $40.0 million from Roche. In addition, Roche will make annual research plan payments of $1.0 million for up to three years for each active research plan. For certain targets, Roche is required to pay the Company fees of $2.0 million and $3.0 million upon the progression of targets to the lead series identification achievement and good laboratory practice toxicology study phase, respectively. Option exercise fees ranges from $7.0 million to $20.0 million depending on the target. For each target option exercised by Roche, the Company is eligible to receive up to $275.0 million in research and development milestones per target and commercial milestone payments, with the commercial milestones being dependent on underlying net sales. Roche is also required to pay the Company up to $150.0 million per product directed to targets in one-time sales-based payments if the product achieves certain levels of net sales. In addition, Roche is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by licensed product basis, on worldwide net product sales.

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

Under the terms of the Roche Agreement, the Company and Roche equally shared development costs associated with the BRAF program upon certain development milestones being met. During the nine months ended September 30, 2021, the Company incurred costs of $2.4 million related to development activities performed under the terms of the Roche Agreement, $1.2 million of which will be reimbursed by Roche. The amount is recorded in accounts receivable on the Company’s condensed consolidated balance sheet as of September 30, 2021. In addition, this reimbursement of $1.2 million was added to the transaction price and will be recognized as collaboration revenue under the input method described above. As a result of the mutual termination of the Roche Agreement as to the target BRAF, the two parties will not share future development costs associated with the BRAF program.

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

In exchange for the non-exclusive research license from Biogen, as well as a $45.0 million nonrefundable upfront payment, the Company has granted a license to develop, commercialize and manufacture products related to each of the targets (which is contingent on not cancelling the contract), performs initial research services for drug discovery, has provided a non-exclusive research and commercial license to its intellectual property and participates on the joint steering committee, or the Biogen JSC. The Company is also obligated to participate in early research activities for other potential targets or sandbox activities, at Biogen’s election up to a maximum amount; any work performed for these services is reimbursed by Biogen, and Biogen reimburses the Company for certain full-time equivalent, or FTE, costs. The Company’s obligations under the sandbox activities are completed as of September 30, 2021. Biogen is also required to pay the Company up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay the Company royalties on a licensed product-by-licensed product basis, on worldwide net product sales.

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

In May 2021, the Company achieved a $3.0 million lead fee under the Biogen Agreement. This amount was deemed to be consideration for research and development services and recorded as deferred revenue. The deferred revenue is recognized as revenue from collaboration agreements consistent with the revenue recognition method for research and development services described above.

Calico Collaboration and License Agreement

In March 2017, the Company entered into a collaboration and license agreement, or the Calico Agreement, with Calico Life Sciences LLC, or Calico, whereby the Company and Calico agreed to collaborate to develop and commercialize small molecule protein degraders for diseases of aging, including cancer, for a five-year period ending in March 2022. As further described below, during September 2021, the research term for a certain program was extended to March 2023.

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

Under the Calico Agreement, Calico paid an upfront amount of $5.0 million and certain annual payments totaling $5.0 million through June 30, 2020 and pays target initiation fees and reimburses the Company for a number of FTEs, depending on the stage of the research, at specified market rates. Upon completion of the required discovery research and development services on any target, Calico is entitled to pursue commercial development of products related to that target. The Company will perform initial research services for drug discovery and preclinical development, provide a non-exclusive research and commercial license to its IP and will participate on the Calico joint research committee, or the Calico JRC. For each target, the Company is eligible to receive up to $132.0 million in potential research, development and commercial milestone payments, on sales of all products resulting from the collaboration efforts. Calico is also required to pay the Company up to $65.0 million in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Calico is required to pay the Company royalties, at percentages in the mid-single digits, on a licensed product-by-licensed product basis, on worldwide net product sales.

The Calico Agreement is managed by the Calico JRC. Calico has control over the Calico JRC and may terminate the Calico Agreement on a target-by-target or product-by-product basis under several scenarios, upon prior written notice.

In August 2021, the Company provided Calico with an option to extend the research term with respect to a certain program for up to a one year period ending in March 2023. In September 2021, Calico elected to exercise the option resulting in a $1.0 million extension payment to the Company. The extension payment is recorded within accounts receivable as of September 30, 2021. In addition, Calico will continue to reimburse the Company for a number of FTEs, depending on the stage of the research, at specified market rates.

Calico Agreement accounting

The Company identified one performance obligation at the outset of the Calico Agreement, which consists of: (1) the non-exclusive license and (2) the research activities for the target evaluation phase for all five targets and the joint research plan phase for targets 1 and 2.

The transaction price consists of the upfront amount, the committed anniversary payments, the target initiation fees related to the targets nominated at the execution of the Calico Agreement, and the extension payment upon exercise of the extension option discussed above. Initially, the Company amortized the transaction price on a straight-line basis over the initial five-year term of the Calico Agreement. Beginning in September 2021, as a result of the extension of the research term and additional transaction price, the Company amortizes the revised transaction price on a straight-line basis over the six-year term of the Calico Agreement. Straight-line amortization of the transaction price was considered the best measure of progress because the customer has access to research and development services throughout the period. Incremental fees for research and development services are paid at agreed upon FTE rates and recognized in the period incurred. Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

In May 2021, the Company achieved a $1.0 million milestone payment under the Calico Agreement. As the underlying obligation to this milestone payment was determined to have been satisfied, the amount was included within revenue from collaboration agreements during the nine months ended September 30, 2021.

Summary of revenue recognized from collaboration agreements

Revenue from collaboration agreements for the three and nine months ended September 30, 2021 and 2020 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from collaboration agreements:
Roche Agreement	$2,330	$1,395	$7,416	$7,424
Biogen Agreement	4,827	3,525	9,647	6,827
Calico Agreement	1,343	3,527	8,644	10,682
Total revenue from collaboration agreements	$8,500	$8,447	$25,707	$24,933

Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of September 30, 2021 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$1,950	$8,816	$25,448	$34,264
Biogen Agreement	102	21,311	12,405	33,716
Calico Agreement	2,793	2,167	1,083	3,250
Total	$4,845	$32,294	$38,936	$71,230

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

Supplemental financial information related to the collaboration and license agreements for the three and nine months ended September 30, 2021 and 2020 are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized that was included in the contract liability at the beginning of the period	$7,479	$4,889	$17,060	$13,697
Revenue recognized from performance obligations fully or partially satisfied in previous periods	—	—	713	227

As of September 30, 2021, the aggregate amount of the transaction price allocated to performance obligations under the Roche Agreement, the Biogen Agreement, and the Calico Agreement that are partially unsatisfied was $79.0 million.

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

In June 2020, the Company drew down on the first tranche of $12.5 million, or the Term Loan, which is outstanding as of September 30, 2021. The Company elected not to draw down the second tranche, which expired on June 30, 2021. The Term Loan bears interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%, 11.25% as of September 30, 2021, and is secured by a lien on substantially all of the Company’s assets. The Credit Agreement requires the Company to maintain a minimum aggregate cash balance of $3.0 million in one or more controlled accounts and contains various affirmative and negative covenants that limit its ability to engage in specified types of transactions.

The Company is required to make interest-only payments until December 5, 2022, after which point the Company will be required to make payments of principal equal to 2% of the Term Loan until maturity on June 5, 2024, or the Maturity Date. If the Company pays off the Term Loan prior to the Maturity Date, it will be required to pay a prepayment fee of $3.1 million as of September 30, 2021.

Under the terms of the Credit Agreement, Perceptive held a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. As further described in Note 10, Stockholders’ equity, in May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement.

The following table contains the anticipated future minimum payments on long-term debt as of September 30, 2021 for each of the years ending December 31 and a reconciliation to the carrying value of long-term debt on the Company’s condensed consolidated balance sheets (in thousands):

Undiscounted, minimum long-term debt payments:
Remaining 2021	$—
2022	—
2023	3,000
2024	9,500
Total undiscounted, minimum long-term debt payments	12,500
Less: Unamortized debt issuance costs and debt discount	(1,912)
Total long-term debt—related party	$10,588

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

In June 2021, the Company completed a follow-on offering, at which time the Company issued 4,887,500 shares of its common stock, including 637,500 shares of common stock that were issued to the underwriters when they exercised in full their overallotment option. Net proceeds from the follow-on offering, including the exercise in full of the underwriters’ option to purchase additional shares, were $169.5 million, after deducting underwriting discounts and commissions, and expenses.

Perceptive warrant – related party

As described in Note 9, Long-term debt and warrant – related party, Perceptive held a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. In May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement. Under the net exercise method, Perceptive requested that the Company withhold the number of shares equivalent to the aggregate exercise price, or $3.0 million. As a result of the net exercise, the Company issued Perceptive 256,038 shares of the Company’s common stock.

Note 11. Stock-based compensation

The C4 Therapeutics, Inc. 2015 Incentive Stock Option and Grant Plan, or the 2015 Plan, adopted by the Company’s board of directors in December 2015 provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to eligible employees, outside directors and consultants of the Company.

In September 2020, the Company’s board of directors adopted the C4 Therapeutics, Inc. 2020 Stock Option and Incentive Plan, or the 2020 Plan. Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of September 30, 2021, the Company had 9,798,580 shares reserved under the 2020 Plan and 2015 Plan, and 3,916,276 shares available for future issuance under the 2020 Plan.

On March 3, 2020, the Company’s former president and chief executive officer, or the Former CEO, terminated employment with the Company. The Company repurchased all of the Former CEO’s exercised shares for total consideration of $0.1 million. The Former CEO also relinquished his right to purchase common shares through the exercise of vested options, for total consideration paid by the Company of $0.7 million. The Company recorded the repurchase liability once the termination was deemed probable during the nine months ended September 30, 2020. The Company recognized the repurchase price of the common shares and the relinquishment of the vested options in additional-paid-in-capital on the condensed consolidated balance sheet as of March 31, 2020.

Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense:
Research and development	$2,054	$345	$5,165	$620
General and administrative	4,032	91	9,994	93
Total stock-based compensation expense	$6,086	$436	$15,159	$713

The following table summarizes the stock option activity under the Company’s equity awards plans for the nine months ended September 30, 2021:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	5,029,364	$12.72
Granted	1,629,304	41.85
Exercised	(380,688)	4.14
Cancelled or forfeited	(395,676)	13.55
Outstanding as of September 30, 2021	5,882,304	$21.29
Options exercisable as of September 30, 2021	1,120,931	$15.48
Vested and expected to vest as of September 30, 2021	5,882,304	$21.29

As of September 30, 2021, the unrecognized compensation cost related to outstanding options was $72.8 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Note 12. Income taxes

Income tax benefit for the three and nine months ended September 30, 2021 and 2020 in the condensed consolidated statement of operations and comprehensive loss are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax benefit	$—	$167	$—	$502

As of September 30, 2021 and December 31, 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

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

	As of September 30,
	2021	2020
Anti-dilutive common stock equivalents:
Series Seed Preferred Stock	—	474,298
Series A Preferred Stock	—	12,941,857
Series B Preferred Stock	—	16,939,224
Warrant to purchase common stock	—	338,784
Options to purchase common stock	5,882,304	2,355,854
Total anti-dilutive common stock equivalents	5,882,304	33,050,017

All redeemable, convertible preferred stock, including those that were outstanding as of September 30, 2020, as shown above, were effected for a one-for-8.4335 reverse stock split and converted to shares of the Company’s common stock.

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(24,683)	$(21,835)	$(68,234)	$(44,540)
Accrual of preferred stock dividends	—	(5,212)	—	(10,363)
Net loss attributable to common stockholders	$(24,683)	$(27,047)	$(68,234)	$(54,903)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	48,490,533	1,540,902	45,163,444	1,493,521
Net loss per share attributable to common stockholders − basic and diluted	$(0.51)	$(17.55)	$(1.51)	$(36.76)

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

Our most advanced product candidate, CFT7455, is an orally bioavailable degrader of a protein target called IKZF1/3, for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs, including peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL. We initiated a first-in-human Phase 1/2 clinical trial for this product candidate in June of 2021 and a number of sites are presently open and enrolling patients. In August 2021, the FDA granted orphan drug designation to CFT7455 for the treatment of multiple myeloma.

We are also developing CFT8634, an orally bioavailable degrader of a protein target called BRD9, for synovial sarcoma and SMARCB1-deleted solid tumors and we expect to submit an investigational new drug, or IND, application for this product candidate to the FDA by year-end 2021 and begin a first-in-human Phase 1/2 clinical trial for this product candidate in 2022.

Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective degrader of epidermal growth factor receptor, or EGFR, L858R in non-small cell lung cancer, or NSCLC, and we expect to submit an IND for this product candidate to the FDA in mid-2022 and begin a first-in-human Phase 1/2 clinical trial by year-end 2022.

In addition to our lead product candidates, we are developing CFT1946, an orally bioavailable degrader specifically targeting V600X mutant BRAF to treat melanoma, NSCLC, colorectal cancer and other solid malignancies that harbor this mutation. We expect to submit an IND for this product candidate to the FDA in 2022 and begin a first-in-human Phase 1/2 clinical trial by year-end 2022.

We are also developing degraders of a protein target called RET to treat lung cancer, sporadic medullary thyroid cancers and other solid malignancies that harbor oncogenic RET lesions.

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

On December 22, 2018, we amended and restated the Original Roche Agreement, or the Roche Agreement. Under the Roche Agreement, we have a more active role in the manufacturing and commercialization of products related to the targets included in the collaboration, whereby if we elect to opt into certain co-development rights, we will receive an increased royalty rate on future product sales from commercializing products directed to the target. If we opt into certain co-detailing rights, we are entitled to reimbursement of certain commercialization costs. The target structure was revised to six potential targets, three of which had been nominated as of the execution of the Roche Agreement and represent continuations of the initial preclinical research and development efforts begun under the Original Roche Agreement, and three additional targets that were not nominated as of the date of execution of the Roche Agreement. At the time of entry into the Roche Agreement, Roche maintained its option rights to license and commercialize products related to these six targets. Subsequently, with the November 2020 amendment to the Roche Agreement, the number of targets on which the parties would continue to collaborate was reduced to five and, following the entry into a Mutual Target Termination Agreement in November 2021, that number was further reduced to four. Roche maintains its option rights to license and commercialize products directed to those four targets.

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

As a result of the November 2020 amendment related to EGFR and the November 2021 Mutual Target Termination Agreement as to BRAF, Roche is now free to pursue the targets EGFR and BRAF in the Roche Field and we are free to pursue the targets EGFR and BRAF in the C4T Field. All rights in and responsibility for know-how and intellectual property related to EGFR and BRAF in the Roche Field reverted to the Roche parties and all rights in and responsibility for know-how and intellectual property related to EGFR and BRAF in the C4T Field reverted to us, with Roche assigning the relevant patents in the C4T Field to us.

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

We granted Biogen a non-exclusive research license under our intellectual property to perform research activities, select and optimize degraders and develop products including the degraders, as well as a commercial license to manufacture and commercialize the products related to the targets once the initial research and development work is complete. The research under the Biogen Agreement will take place over a 54-month research term, ending in June 2023, with Biogen having an option to extend the Biogen Agreement for up to four additional years. If Biogen elects to extend the term of the Biogen Agreement, Biogen would be required to make an additional payment of $62.5 million and would be entitled to nominate up to five additional targets.

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

Following the achievement of development candidate criteria, prior to any IND-enabling study, for any target, Biogen will bear all costs and expenses of and will have sole discretion and decision-making authority with respect to the performance of further activities with respect to any degrader under development under the Biogen Agreement and all products that incorporate that degrader. Biogen is also required to pay us up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay us royalties on a licensed product-by-licensed product basis, on worldwide net product sales, at percentages in the mid-single digits. All milestone and sales-based payments are made after we have met the defined criteria in the joint research plan for that target, at which time Biogen will have control of the products related to the targets for commercialization; the receipt of these payments is contingent on the further development of products directed to the targets to commercialization by Biogen, without any additional research and development efforts from us.

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

Calico Collaboration and License Agreement

In March 2017, we entered into Collaboration and License Agreement, or the Calico Agreement, with Calico Life Sciences LLC, or Calico, whereby we agreed to collaborate to develop and commercialize a set number of targets for small molecule protein degraders for diseases of aging, including cancer, for a five-year period ending in March 2022. In August 2021, we provided Calico with an option to extend the research term with respect to a certain program for up to a one year period ending in March 2023, or the research term. In September 2021, Calico elected to exercise the option.

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

After the initiation of each target, the Calico Agreement does not contain any options for Calico to license the individual targets; once we complete the initial research and development activities required, Calico controls and directs the targets with no additional work required to be performed by us. There is no exercise price or incremental fee payable to us to progress the research further, though Calico is required to pay an initiation fee with the commencement of each research plan. Once Calico nominates a target and pays the applicable target initiation fee, we will commence research and development activities for that target. The Calico Agreement provides for up to five initial targets. Research activities performed are reimbursed at specified levels for the five-year term of the Calico Agreement, with the term for one research program having been extended by an additional year.

Under this agreement, Calico paid us a nonrefundable upfront amount of $5.0 million and certain annual payments of $5.0 million through December 31, 2020. Upon our completion of the required discovery research and development services on any target, Calico is entitled to pursue development of that target to commercialized product. For each target, we are eligible to receive potential research, development and commercial milestone payments aggregating up to $132.0 million. Calico is also required to pay one-time sales-based payments aggregating up to $65.0 million for the first product to achieve certain levels of net sales. In addition, Calico is required to pay us royalties, on a licensed product-by-licensed product basis, on worldwide net product sales, at percentages in the mid-single digits. All milestone and sales-based payments are made after we have met the defined criteria in the joint research plan for that target, at which time Calico will have control of the products related to targets for commercialization; the receipt of these payments by us is contingent on the further development of the targets to commercialized products by Calico, without any additional research and development efforts required by us.

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

Results of operations

Comparison of the three and nine months ended September 30, 2021 and 2020

Revenue

Revenue from our collaboration and license agreements consisted of the following for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from collaboration agreements:
Roche Agreement	$2,330	$1,395	$7,416	$7,424
Biogen Agreement	4,827	3,525	9,647	6,827
Calico Agreement	1,343	3,527	8,644	10,682
Total revenue from collaboration agreements	$8,500	$8,447	$25,707	$24,933

The $0.1 million increase in revenue in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is primarily driven by:

•

a $1.3 million increase in revenue recognized under the Biogen Agreement, resulting from increased effort made on the nominated targets and additional revenue recognized from the Biogen milestone earned in Q2 2021; and

•	a $1.0 million increase in revenue recognized under the Roche Agreement resulting from increased effort made on the nominated targets.

This was offset by a $2.2 million decrease in revenue recognized under the Calico Agreement, primarily driven by a decrease in FTE reimbursements and the impact resulting from the extension of the Calico Agreement’s term for one of the research programs in that collaboration.

The $0.8 million increase in revenue in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily driven by:

•

a $2.8 million increase in revenue recognized under the Biogen Agreement, resulting from increased effort made on the nominated targets and additional revenue recognized from the Biogen milestone earned in Q2 2021; and

•	the $1.0 million milestone revenue recognized under the Calico Agreement.

These were offset by:

•

a $3.1 million decrease in FTE reimbursements recognized under the Calico Agreement and the impact resulting from the extension of the Calico Agreement’s term for one of the research programs in that collaboration.

Research and development expense

The following table summarizes our research and development expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses:
Preclinical and development expenses	$12,653	$14,454	$33,025	$32,225
Personnel expenses	7,107	5,435	21,389	14,605
Facilities and supplies	1,922	2,654	6,459	7,155
Professional fees	1,444	1,129	3,945	2,969
Clinical expenses	422	—	1,606	—
Intellectual property	708	242	1,471	886
Other expenses	46	21	219	167
Total research and development expenses	$24,302	$23,935	$68,114	$58,007

The $0.4 million increase in research and development expense in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is primarily driven by:

•

a $1.7 million increase in personnel expenses, representing salary and benefit costs, including a $1.8 million increase in stock-based compensation expense driven primarily by the increase in the fair value of our stock, and due to the buildout of our clinical development team.

This was offset by:

•	a $1.8 million decrease in preclinical and development costs in comparison to the three months ended September 30, 2020, when we were ramping up to support the IND filing of CFT7455.

The $10.1 million increase in research and development expense in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily driven by:

•

a $6.8 million increase in personnel expenses, representing salary and benefit costs, including a $4.6 million increase in stock-based compensation expense driven primarily by the increase in the fair value of our stock, and due to the buildout of our clinical development team

•	a $1.5 million increase in professional fees and intellectual property costs, which primarily consists of consulting and other third-party costs for our research and development activities; and
•	a $1.6 million increase in clinical costs resulting from the initiation of phase 1/2 clinical trial of CFT7455 in June 2021.

General and administrative expense

The following table summarizes our general and administrative expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative expenses:
Personnel expenses	$6,244	$912	$16,827	$4,012
Professional fees	1,827	1,636	6,593	3,609
Other expenses	381	313	1,052	851
Total general and administrative expenses	$8,452	$2,861	$24,472	$8,472

The $5.6 million increase in general and administrative expense in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is primarily driven by:

•	a $5.3 million increase in personnel expenses resulting from a $3.9 million increase in stock-based compensation expenses driven primarily by the increase in the fair market value of our stock.

The $16.0 million increase in general and administrative expense in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily driven by:

•

a $12.8 million increase in personnel expenses resulting from a $9.9 million increase in stock-based compensation expenses driven primarily by the increase in the fair market value of our stock, partially offset by lower severance expense in the current period compared to severance expense recognized in the three months ended March 31, 2020 resulting from the departure of our Former CEO; and

•	a $3.0 million increase in professional fees, which is driven primarily by increased insurance costs, consultant fees, and legal and audit fees, resulting from our transition to a public company.

Other (expense) income, net

The following table summarizes our other (expense) income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	$(539)	$(562)	$(1,606)	$(689)
Interest and other income, net	110	50	251	334
Change in fair value of warrant liability	—	(3,141)	—	(3,141)
Total other (expense) income, net	$(429)	$(3,653)	$(1,355)	$(3,496)

The $3.2 million change in other (expenses) income, net in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is driven by:

•	a $3.1 million charge recognized in September 2020 upon fair value revaluation of the Perceptive warrant liability.

The $2.1 million change in other (expenses) income, net in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is driven by the following:

•	a $3.1 million charge recognized in September 2020 upon fair value revaluation of the Perceptive warrant liability.

This is offset by:

•	a $0.9 million increase in interest expense and amortization of the discount related to our long-term debt, the agreement for which we entered into in June 2020.

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and through payments from collaboration partners. As of September 30, 2021, we had cash, cash equivalents and marketable securities of approximately $480.3 million.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(61,294)	$(45,656)
Net cash used in investing activities	(129,923)	(136,338)
Net cash provided by financing activities	170,934	154,879
Total net change in cash, cash equivalents and restricted cash	$(20,283)	$(27,115)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was driven primarily by the following uses of cash:

•	our net loss of $68.2 million;
•	a $10.0 million change in deferred revenue due to the recognition of revenue under our collaboration agreements;
•	a $1.9 million change in accounts payable and accrued expenses;
•	a $1.1 million change in prepaid expense and other assets.

These were offset by non-cash expenses of $18.9 million, which primarily consisted of stock-based compensation expense of $15.2 million, and a $2.2 million change in accrued expense and other current liabilities.

Net cash used in operating activities for the nine months ended September 30, 2020 was driven primarily by the following uses of cash:

•	our net loss of $44.5 million;
•	a $8.4 million change in deferred revenue due to the recognition of revenue under our collaboration agreements; and
•	a $1.8 million change in prepaid expense and other assets.

These were offset by non-cash expenses of $6.3 million, which primarily consisted of a $3.1 million charge recognized in September 2020 upon fair value revaluation of the Perceptive warrant liability, and a $3.2 million change in accrued expense and other current liabilities.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was primarily attributable to $128.8 million of purchases of marketable securities, net of maturities, in addition to purchases of property and equipment of $1.2 million.

Net cash used in investing activities for the nine months ended September 30, 2020 was primarily attributable to $136.0 million of purchases of marketable securities.

Financing activities

The $170.9 million of net cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to $169.5 million of net proceeds received upon closing of our follow-on offering in June 2021, and $1.6 million from exercises of stock options.

The $154.9 million of net cash provided by financing activities for the nine months ended September 30, 2020 was attributable to $145.5 million of net proceeds received from issuance of Series B Preferred Stock, and $12.0 million from issuance of long-term debt to Perceptive, a related party. These were offset by payment of initial public offering costs of $2.4 million.

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

As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen and Calico, we do not have any committed external source of funds as of September 30, 2021. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the nine months ended September 30, 2021, except for the minimum rental commitments disclosed in Note 6, Leases, and Note 9, Long-term debt and warrant – related party, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our marketable securities are subject to interest rate risk and may decrease in value if market interest rates increase. As of September 30, 2021, we had marketable securities of $317.5 million which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 1.1 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.

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

We may take advantage of some but not all of these exemptions until we are no longer an emerging growth company. We will cease to be an emerging growth company on January 1, 2022, the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in internal control over financial reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $68.2 million and $44.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $252.1 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including our initial public offering, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	initiate, conduct, and successfully complete first-in-human and later-stage clinical trials of our product candidates and as we expand the scope of our proprietary research and development portfolios;
•

leverage our TORPEDO platform to identify and then advance additional product candidates into preclinical and clinical development, including, without limitation, product candidates arising out of our proprietary BRAF, RET and EGFR programs;

•	expand the capabilities of our TORPEDO platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional personnel, including in areas such as clinical development, regulatory, quality, scientific, and general and administrative personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our ongoing research and development and potential future commercialization efforts.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we prepare for and initiate, conduct, and complete our ongoing and planned first-in-human Phase 1/2 clinical trials of our product candidates, advance our TORPEDO platform and continue research and development, expand our proprietary research and development portfolios and initiate and continue clinical trials of, and potentially seek marketing approval for, our current and future preclinical programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We had cash, cash equivalents, and marketable securities of approximately $480.3 million as of September 30, 2021. We believe that these funds, together with future payments expected to be received under existing collaboration agreements will be sufficient to fund our existing operating plan for at least the next 24 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing, progress, costs and results of our ongoing and planned first-in-human Phase 1/2 clinical trials for our product candidates and any future clinical development of those product candidates;
•

the scope, progress, costs and results of preclinical and clinical development for CFT7455 and our other product candidates and development programs, including, without limitation, product candidates arising out of our proprietary BRAF, RET and EGFR programs;

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval and the timing of the receipt of any such revenue;
•	any delays or interruptions, including due to the ongoing coronavirus, or COVID-19, pandemic, that we experience in our preclinical studies, clinical trials and/or supply chain;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
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

We commenced operations in 2015 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, and preparing for and initiating clinical trials. While we commenced a clinical trial of CFT7455 in June 2021, all of our other product candidates are still in preclinical development or in the discovery stage. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.

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

The COVID-19 pandemic, which began in December 2019 and remains ongoing, has spread worldwide and caused governments worldwide to implement measures to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, business shutdowns and other measures. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Additionally, the potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in the initiation or conduct of our trials. While COVID-19 vaccines are now being distributed in the United States and around the world, it will take time to widely administer the vaccines and achieve herd immunity locally and globally. Further, new strains of COVID-19 have accelerated and expanded the continued spread of this pandemic. As a result, the future progression of the pandemic and its effects on our business and operations, as well as the potential timing of a return to a new normal, remain uncertain. In addition, any delays in foreign shipments coming into the United States could also impact our preclinical study or clinical trial plans.

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials. For example, because of ongoing efforts to address the pandemic, we may face disruptions in procuring items that are essential for our research and development activities, including, due to shortages arising in raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials or animals that are used for preclinical testing. We may also face delays in our preclinical research activities due to staffing issues at our CROs located in regions facing setbacks due to the ongoing COVID-19 pandemic. We and our CROs and CMOs may face disruptions related to our clinical trials arising from potential delays in IND-enabling studies, manufacturing disruptions and/or the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing. To date, we have experienced delays at certain clinical sites who, due to staffing constraints or other internal policy requirements, have not been able to complete site activation activities or enroll patients in our clinical trial as quickly as likely would have been the possible absent the ongoing COVID-19 pandemic.

Another example of how the ongoing COVID-19 pandemic has impacted our operations is that, in March 2020, we closed the office and laboratory spaces in our Watertown, Massachusetts facility and transitioned our employees to work from home. During the spring of 2020, we also experienced closures at the locations of some of our Indian CROs due to local lockdown requirements and, in the second quarter of 2021, we saw a resurgence of COVID-19 in India impact staffing levels at some of our Indian CROs. These shutdowns have resulted and may continue to result in delays to our preclinical studies and, while it is possible that we will be able to accelerate research activities in the longer term or implement alternate mitigation plans, it is also possible that some of our preclinical research programs will suffer unavoidable delays as a result of the continued spread of COVID-19. Due to the ongoing COVID-19 pandemic, we have also seen the risk of delays in production of components used to manufacture our lead degrader candidates increase due to previous delays at one of our China-based manufacturers, which we remediated by working with that manufacturer to change the location of future work to another of the manufacturer’s sites. In June 2020, we reopened our office location to enable a subset of our employees – those whose work can only be performed in our laboratories – to return to the office and required our remaining employees to continue working from home. In June 2021, we reopened our office locations to all employees, and expect that arrangement will continue. While the ongoing impact of this pandemic remains uncertain, we believe the redundancies we have in place between our China and India based CROs and our Watertown, Massachusetts-based laboratory staff, as well as the transition of the majority of our employees to remote work arrangements, have generally mitigated the impact of these disruptions on our business, but it also remains possible that we will see delays in some of our preclinical research activities as the spread and resurgence of COVID-19 continue to arise in various parts of the world, which may continue until vaccination for COVID-19 becomes more broadly available globally.

The response to the ongoing COVID-19 pandemic may result in the redirection of resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. For example, since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and began resuming inspections in China and India in early 2021. However, the return to inspections remains slow and, as of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

Additionally, as of May 26, 2021, the FDA also noted that it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards, including for oncology product development. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

While we were successfully able to raise capital twice during 2020 and once during 2021, the pandemic has caused significant disruptions in the financial markets and may continue to cause these types of disruptions, which could impact our ability to raise additional funds through public offerings and may also contribute to volatility in our stock price and otherwise impact trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could adversely affect our business prospects, financial condition and results of operations. Any significant disruption of global financial markets, reducing our ability to access capital, could negatively affect our liquidity and ability to continue operations.

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our pre-clinical studies or clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. To the extent the ongoing COVID-19 pandemic adversely affects our business prospects, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to the timing and results of our planned and future clinical trials and our financing needs.

Our Credit Agreement with Perceptive Credit contains restrictions that limit our flexibility in operating our business.

In June 2020, we entered into a credit agreement and guaranty, or the Credit Agreement, with Perceptive Credit, an affiliate of Perceptive Advisors LLC, or Perceptive Advisors, which is one of our significant stockholders. The Credit Agreement provided for a $20.0 million senior secured delayed draw term loan facility. The Credit Agreement is secured by a lien on substantially all of our and our subsidiaries’ assets, including, but not limited to, shares of our subsidiaries, our current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment and contract rights. The Credit Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are subject to customary exceptions, limit our ability to, without Perceptive Credit’s prior written consent, effect any of the following, among other things:

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

Under this facility, as of September 30, 2021, we drew down on the first tranche of $12.5 million. We elected not to draw down on the second tranche of $7.5 million, which expired on June 30, 2021.

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

While we commenced a clinical trial of CFT7455 in June 2021, at this time, we have not yet completed a clinical trial of any product candidate. As a result, we are only starting to assess the safety of CFT7455 in patients and we have not yet assessed the safety of any of our other product candidates in humans. Although some of our product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

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

We are a clinical-stage biotechnology company and, while we commenced a clinical trial of CFT7455 in June 2021, all of our other product candidates are currently in preclinical development or in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates, including CFT7455, CFT8634, and CFT8919. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	sufficiency of our financial and other resources;
•	successful initiations and completion of preclinical studies;
•	successful submission and clearance of INDs and initiation of clinical trials;
•	successful patient enrollment in, and conduct and completion of, clinical trials;
•	receipt and related terms of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent or trade secret protection and regulatory exclusivity for our product candidates;
•	making suitable arrangements with third-party manufacturers for both clinical and commercial supplies of our product candidates;
•	developing product candidates that achieve the therapeutic properties desired and appropriate for their intended indications;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party coverage and adequate reimbursement;
•	establishing a continued acceptable safety profile of the products and maintaining such that a profile following approval; and
•	effectively competing with other therapies.

If we do not successfully achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business. Moreover, if we do not receive regulatory approvals, we may not be able to continue our operations.

We have limited experience as a company in completing IND-enabling preclinical studies, submitting INDs or commencing, enrolling and conducting clinical trials.

We have limited experience as a company in completing IND-enabling preclinical studies and, while we commenced clinical development of CFT7455, we have limited experience as a company in commencing, enrolling and conducting clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies will be completed on time, that we will submit INDs in a timely manner, that any INDs we submit will be cleared by the FDA in a timely manner, if at all, or if our planned clinical trials will begin, enroll or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For each of our lead product candidates, CFT7455 and CFT8634, we have entered into a master services agreement with a CRO to lead our first-in-human Phase 1/2 clinical trial for the applicable product candidate. There can be no assurance that we will be able to negotiate and enter into additional master services agreements with these or other CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis or at all.

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

While we commenced a clinical trial of CFT7455 in June 2021, we have not yet initiated clinical trials for any of our other product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects and many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

Drug development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

While we commenced a clinical trial of CFT7455 in June 2021, at this time, all of our other product candidates are still in preclinical development or in the discovery stage and the risk of failure for all of our product candidates remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely initiation, completion or outcome of our preclinical studies and, other than in the case of CFT7455, where the FDA has cleared the IND for our planned first-in-human study of this drug candidate, we cannot predict if the FDA or similar regulatory authorities outside the United States will allow us to commence our proposed clinical trials or if the outcome of our preclinical studies ultimately will support the further development of any of our product candidates.

Clinical testing is expensive, difficult to design and implement, can take many years to enroll and complete and is uncertain as to the timing and outcome. A failure of one or more clinical trials can occur at any stage of the process. We may experience numerous unforeseen events during or as a result of clinical trials, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
•

disruptions caused by the ongoing spread and effects of the COVID-19 pandemic may increase the likelihood that we encounter these types of difficulties or cause other delays in initiating, enrolling, conducting or completing our planned clinical trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully enroll or complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns related to our product candidates, we may:

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

Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually systemic anti-cancer therapy (e.g., chemotherapy), surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy has been shown to not be effective. Our ongoing clinical trial for CFT7455 and our anticipated clinical trials for CFT8634 and CFT8919 and other drug candidates will be with patients who have received one or more prior treatments and we expect that we would initially seek regulatory approval of these product candidates for second-line or third-line therapy. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any approvals for first-line therapy, we may have to conduct additional clinical trials.

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

Targeted protein degradation is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on small molecules for targeted protein degradation including Arvinas, Inc., BioTheryX, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Kymera Therapeutics, Inc., Lycia Therapeutics, Inc., Monte Rosa Therapeutics, Inc., NeoMorph Inc., and Nurix Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed investments and research in this field, including Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc. and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies. For example, we understand that Adaptimmune Limited, Foghorn Therapeutics, Inc. and GlaxoSmithKline plc are pursuing the development of therapies for patients with synovial sarcoma.

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

We have limited experience as a company in preparing, submitting to and receiving clearance from the FDA on INDs. We submitted our first IND to the FDA in December 2020, for CFT7455 and, in January 2021, the FDA informed us that we are permitted to proceed with our first-in-human clinical trial for this product candidate. We plan to submit an IND for CFT8634 in by year-end 2021 and for CFT8919 in mid-2022. While this is our current expectation, we may not be able to file this planned IND or INDs for other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, we may determine that additional IND-enabling studies are warranted, or we may face delays due to the ongoing global COVID-19 pandemic. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.

While we commenced a clinical trial of CFT7455 in June 2021, all of our other product candidates are still in the preclinical or discovery stages, which means that we have not yet evaluated any of our other product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that any of the product candidates developed through our TORPEDO platform will not cause undesirable side effects, which could arise at any time during preclinical or clinical development.

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

We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. In June 2021, we advanced CFT7455 into first-in-human Phase 1/2 clinical trials in MM and NHLs, including PTCL and MCL, and we are planning to advance our other lead product candidates, including CFT8634 and CFT8919, into first-in-human Phase 1/2 clinical trials. While we believe that we will be able to enroll a sufficient number of patients into each of these clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials in these rare indications generally and during the ongoing COVID-19 pandemic, specifically. Our ability to identify and enroll eligible patients for clinical trials of CFT7455, CFT8634, CFT8919, and other lead product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:

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
•

the impact of the ongoing COVID-19 pandemic, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials or by interfering with patients’ ability to return to the clinical trial site for required monitoring, procedures or follow-up.

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

Even if CFT7455 were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the drugs used in combination with CFT7455 or that safety, efficacy, manufacturing or supply issues could arise with these existing drugs.

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

We are relying on CROs to conduct our ongoing first-in-human Phase 1/2 clinical trial programs for CFT7455 and plan to rely on CROs to conduct our planned first-in-human Phase 1/2 clinical trial programs for CFT8634 and CFT8919 and our other clinical trials as we currently do not plan to independently conduct clinical trials of our other product candidates. Additionally, we must contract with third-party research sites for the conduct of our clinical trials. Our agreements with these CROs and sites might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements, we would experience delays in our product development activities.

Our reliance on CROs for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities for how these activities are performed. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols in the applicable IND. Moreover, the FDA requires compliance with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. GCP compliance extends not only to sponsors of clinical research but also to third parties including CROs and sites involved in the conduct of clinical research.

Further, these CROs or sites may have relationships with other entities, some of which may be our peers or competitors. If the CROs or sites with whom we work do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on CMOs for both drug substance and finished drug product. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete those required inspections during the review period.

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

Previously, we entered into the following collaborations, which involve our research programs:

•	a collaboration agreement with Roche in December 2015, which we amended and restated in December 2018 and further amended in November 2020 and updated as to include targets in November 2021;
•	a collaboration agreement with Calico in March 2017, which was extended in respect of one program in September 2021; and
•	a collaboration agreement with Biogen in December 2018, which was amended in February 2020.

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

The market opportunities for our product candidates may be relatively small as we expect that they will initially be approved only for those patients who are ineligible for other approved treatments or have failed prior treatments. In addition, our estimates of the prevalence of our target patient populations may be inaccurate.

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

The patent position of the biopharmaceutical industry generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned, co-owned or licensed patents or pending patent applications, or that we were the first inventors to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights or those of our collaborators are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent or other laws in the United States and other countries may diminish the value of our patents and potential applications, narrow the scope of our patent protection, or cause us to be required to pay royalties to third parties. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and made a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or the USPTO, developed new regulations and procedures to govern administration of the Leahy-Smith Act and many of the substantive changes to patent law associated with the Leahy-Smith Act, including the first-inventor-to-file provisions, became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business and financial condition. The first-to-file provision of the Leahy-Smith Act requires us to act promptly during the period from invention to filing of a patent application, as there is always a risk that a third party could file a patent application that could be blocking to our patent filings. However, even with the intention to act promptly, circumstances could prevent us from promptly filing or prosecuting patent applications on our inventions. The Leahy-Smith Act also enlarged the scope of disclosures that qualify as prior art, which can impact our ability to receive patent protection for an invention.

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

Competitors may infringe our issued patents, the patents of our licensors or collaborators or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive, time-consuming and unpredictable. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensors or collaborators is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being or actually invalidated, held unenforceable or interpreted narrowly. Even if we successfully assert our patents, a court may not award remedies that sufficiently compensate us for our losses. In addition, we may not have sufficient financial or other resources to seek to enforce our patents adequately against perceived infringers, which could have a material and adverse effect on the profitability of our products.

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

Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Arvinas, Inc., Cullgen, Inc., Kymera Therapeutics, LLC., the Dana-Farber Cancer Institute and its Center for Protein Degradation, the University of Michigan School of Medicine, Roivant Sciences, Ltd., Foghorn Therapeutics, Inc., Nurix Therapeutics, Inc., Monta Rosa Therapeutics, AG, BioTheryX, Inc., Bristol Myers Squibb, Roche, Novartis AG, Amgen Inc., AstraZeneca PLC, GlaxoSmithKline PLC, Vertex Pharmaceuticals, Inc. and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.

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

Currently, in the United States, the FDA may grant five years of exclusivity for new chemical entities, or NCEs, which are drugs that contain no active portion that has been approved by the FDA in any other new drug application, or NDA. We expect that all of our products will qualify as NCEs; however, the FDA will not conduct an assessment for NCE status until it is reviewing a marketing application for that drug. A generic company can submit an ANDA to the FDA four years after approval of any of our drug products. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the generic manufacturer elects the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. If we were to do so, that would likely initiate a challenge to one or more of our Orange Book listed patents based on arguments from the generic manufacturer that our listed patents are invalid, unenforceable or not infringed. Under amendments to the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of the data exclusivity period (7.5 years) or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book or if we fail to file a lawsuit in response to a certification from a generic company under an ANDA in a timely manner, or if we do not prevail in the resulting patent litigation, we can lose our ability to benefit from a proprietary market based on patent protection covering our drug products and we may find that physicians will switch to prescribing and dispensing generic versions of our drug products. Further, even if we were to list our relevant patents in the Orange Book correctly, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may come at a significant cost to us, both in terms of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator’s drug at the same time and, as a result, we may face the cost and distraction of multiple lawsuits from generic manufacturers at the same time. We may also determine that it is necessary to settle these types of lawsuits in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patents.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

We plan to seek accelerated approval of CFT7455, CFT8634, and CFT8919 and may seek approval of future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, unless informed to the contrary, the FDA currently requires pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval for any of our product candidates, we may not experience a faster development or regulatory review or approval process. Further, receiving accelerated approval does not provide assurance of ultimate full FDA approval.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. However, pursuant to the CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021 due to the ongoing COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the Bipartisan Budget Act of 2018, or BBA, among other things, amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount (from 50% under the ACA to 70%) that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released these implementing regulations on September 24, 2020 and they went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, on August 6, 2021, CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of these safe harbors have been delayed until January 1, 2023. Although a number of these and other healthcare reform measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. It is possible that additional governmental action will be taken in response to the ongoing COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or these third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical personnel, sales and marketing and other personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, and Chief Legal Officer. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and an inability to find suitable replacements could result in delays in product development and harm our business.

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

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs, CMOs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include, among other things:

•	intentional, reckless, or negligent conduct or disclosure of unauthorized activities that violate study and trial protocols or the regulations of the FDA or similar foreign regulatory authorities;
•	violations of healthcare fraud and abuse laws and regulations in the United States and abroad;
•	violations of United States federal securities laws relating to trading in our common stock; and
•	failures to report financial information or data accurately.

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

The trading price of shares of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you acquired it. The market price for our common stock may be influenced by many factors, including:

•	the degree of success of competitive products or technologies or changes in standard of care regimens;
•	results of preclinical studies and clinical trials of our product candidates or those of our competitors;
•	the timing and progress of our clinical development activities;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional technologies or product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	effects of public health crises, pandemics and epidemics, such as COVID-19;

•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We are presently an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are presently an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an EGC until the earlier of: (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of 2025; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the last day of the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of such year. On this basis, we will cease to be an emerging growth company on January 1, 2022 as we will be deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission on that date. While we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

We also are a “smaller reporting company,” meaning that either (i) the market value of our stock held by non-affiliates is less than $250 million as of the prior June 30 or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the prior June 30. If we are a smaller reporting company when we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We will cease to be a smaller reporting company on January 1, 2022.

We will continue to incur additional costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after 2021 when we will no longer be an EGC, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance and insurance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We continually evaluate these rules and regulations and cannot always predict or estimate the amount of additional costs we may incur or the timing of these costs. These rules and regulations are also often subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the recent significant volatility associated with the ongoing COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates, and could also impact our ability to raise additional capital when needed on acceptable terms, if at all. Our general business strategy may be adversely affected by any economic downturn of this nature, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costly and dilutive.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In accordance with Section 21.2.5 of the Roche Agreement, the Company and Roche mutually agreed to terminate the Roche Agreement as to the target BRAF, thereby converting BRAF into a proprietary program for the Company. To document this mutual agreement, the Company and Roche entered into a Mutual Target Termination Agreement on November 9, 2021, which formally terminated the Roche Agreement with respect to the BRAF target, leaving the Roche Agreement operational and effective as to four targets.

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

C4 Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer

Date: November 10, 2021	By:	/s/ Lauren A. White
Lauren A. White
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)