Form 10-K
period 2021-12-31
C4 Therapeutics, Inc.
filed 2022-02-24
CIK 1662579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $1,278,344,331.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2022 was 48,738,862.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm ID: 185	Auditor Name: KPMG LLP	Auditor Location: Boston, MA, United States

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-K may include, but are not limited to, statements about:

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

•

risks related to the direct or indirect impact of the ongoing COVID-19 pandemic or any future large-scale adverse health event, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays in diagnoses, initiation or continuation of treatment for diseases that may be addressed by our development candidates and investigational medicines, or in patient enrollment in clinical trials, potential clinical trials, regulatory review or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic or other future large-scale adverse health event, and our ability to execute business continuity plans to address disruptions caused by the ongoing COVID-19 pandemic or future large-scale adverse health event;

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

In some cases, forward-looking statements can be identified by terminology such as “will,” “may,” “should,” “could,” “expects,” “intends,” “plans,” “aims,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those expressed or implied by the forward-looking statements. No forward-looking statement is a promise or a guarantee of future performance.

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

This Form 10-K may include statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified the information contained in such sources.

SUMMARY OF RISK FACTORS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part I, Item 1A - Risk Factors in this Form 10-K. These risks include, among others:

•

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $83.9 million, $66.3 million, and $34.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

•

Most of our product candidates are still in preclinical development and we have never completed a clinical trial of any of our product candidates. Our business could be harmed if we are unable to advance to clinical development, develop, obtain regulatory approval for and/or commercialize our product candidates, if we experience significant delays in doing any of these things, or if we experience significant cost increases.

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

•

We have entered into collaboration agreements with Roche, Biogen and Calico, and may in the future seek to enter into collaborations with third parties for the development and/or commercialization of certain of our product candidates, but we may never realize the full potential benefits under these existing or potential collaboration arrangements.

•

The continuing effects of the ongoing COVID-19 pandemic, including the spread of new strains or variants of the virus, could adversely impact our business, including our preclinical studies and clinical trials.

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

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “C4 Therapeutics,” “the Company,” “we,” “us,” and “our” in this Form 10-K refer to C4 Therapeutics, Inc. and its consolidated subsidiary.

NOTE REGARDING TRADEMARKS

We own or have rights to various trademarks, service marks and trade names that are used in connection with the operation of our business, including our company name, C4 Therapeutics, our logo, the name of our TORPEDO technology platform and the names of our BIDAC and MONODAC protein degrader product candidates. This Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this prospectus is not intended to and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this prospectus may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company dedicated to advancing targeted protein degradation science to develop a new generation of small-molecule medicines to transform how disease is treated. Historically, the focus in our industry has been on discovering and developing small molecule medicines that inhibit the activity of disease-causing proteins. However, that approach has been limited to only those proteins where chemistry can be used to bind to active sites on the protein and effectively inhibit its activity, which accounts for less than 15% of the human proteome. Furthermore, for those targets where inhibitors have been approved, resistance mechanisms emerge that ultimately render inhibitor approaches ineffective over time. We leverage our proprietary technology platform, which we call TORPEDO (Target ORiented ProtEin Degrader Optimizer), to efficiently design and optimize small-molecule medicines that harness the body’s natural protein recycling system to rapidly degrade disease-causing protein, offering the potential to overcome resistance mechanisms, target the 85% of the human proteome deemed undruggable, and improve patient outcomes. We are using our TORPEDO platform to advance multiple targeted oncology programs to the clinic while expanding the platform to deliver the next wave of medicines for difficult-to-treat diseases and ultimately improve treatment options for patients.

Our TORPEDO platform enables the discovery of a new class of targeted investigational small molecule medicines called protein degraders. Protein degraders leverage the body’s natural protein disposal system, specifically the ubiquitin-proteasome system (UPS), to catalyze the destruction of target proteins. By harnessing the body’s natural process for destroying unwanted proteins, targeted protein degradation offers a novel method to treat disease and replicate the benefits of genetic knockdowns with a small molecule approach.

Our degraders enable a family of proteins, called E3 ligases, to come into close enough proximity to disease-causing proteins so that the E3 ligase can “tag” the disease-causing protein for destruction. This is called ubiquitination, which is the process by which an E3 ligase tags a target protein for degradation using a molecular tag called ubiquitin, rather than specific compound-binding sites.

Our TORPEDO platform has the capability to design two types of protein degraders. We refer to the first type of degrader as MonoDACs, which are Monofunctional Degradation Activating Compounds and are referred to by some in the industry as “molecular glues.” MonoDAC degraders function by binding to E3 ligases and creating a new surface on the E3 ligases that enhances the binding of the E3 ligases to target proteins. We refer to the second type of degrader as BiDAC degraders, which are Bifunctional Degradation Activating Compounds. BiDAC degraders are designed so that one end of the molecule binds to the disease-causing target protein and the other end binds to the E3 ligase. This is depicted in the image below.

Each of these degrader approaches is intended to result in the same end point: bringing the E3 ligase in close enough proximity to the disease-causing protein, so that the E3 ligase can “tag” it for destruction.

Our robust chemistry engine and proprietary analytic models of pharmacokinetics, or PK, and pharmacodynamics, or PD, enable us to efficiently design and synthesize degraders for a selected target that are optimized for overall degradation efficiency and properties such as solubility, permeability, and oral bioavailability. These PK/PD models allow us to predict the depth and duration of target degradation in vivo and select candidate degraders with confidence.

We have leveraged our TORPEDO platform to develop a robust pipeline reflected in the image below.

Our most advanced product candidate, CFT7455, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3, currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs, including peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL. We have selected IKZF1 and IZKF3 as our initial targets because they have a strong mechanistic rationale, a well-defined biology, and targeting them with a novel degrader may address a significant unmet need. In our preclinical studies, CFT7455 has demonstrated potent and selective protein degradation with favorable pharmacological properties. We believe that the differentiated pharmacology of CFT7455, including its high potency, may translate into improved clinical outcomes over the current standard-of-care or commonly used agents in each of the indications we are pursuing. In June 2021, we initiated a first-in-human Phase 1/2 clinical trial for this product candidate and a number of sites are presently open and enrolling patients. Furthermore, in August 2021, the FDA granted orphan drug designation to CFT7455 for the treatment of multiple myeloma.

We are also developing CFT8634, an orally bioavailable BiDAC degrader of a protein target called BRD9, for synovial sarcoma and SMARCB1-deleted solid tumors. Using currently available modalities, BRD9 has been considered an undruggable target. BRD9 is a component of the non-canonical BAF complex, or ncBAF, which plays a role in regulating gene transcription. In cells with normal BAF complexes, BRD9 is generally non-essential for cell survival. However, some tumors, including synovial sarcomas, encode genetic mutations that render the ncBAF complex—and thus BRD9—essential for tumor growth. CFT8634 has shown potent anti-tumor activity in synovial sarcoma cell lines but does not appear to affect normal cells. Further, CFT8634 has shown in vivo activity in synovial sarcoma xenograft models when dosed orally. In December 2021, the FDA cleared the IND application for CFT8634, and we expect to dose the first patient in a first-in-human Phase 1/2 clinical trial of this product candidate in the first half of 2022.

Further, we are developing CFT1946, an orally bioavailable BiDAC degrader specifically targeting V600X mutant BRAF to treat melanoma, non-small cell lung cancer, or NSCLC, colorectal cancer and other solid malignancies that harbor this mutation. In the second half of 2022, we expect to submit an IND for this product candidate and begin a first-in human Phase 1/2 clinical trial in BRAF V600X driven cancers including melanoma, NSCLC, and colorectal cancer. In November 2021, we regained rights to our BRAF program from Roche after our companies mutually agreed to terminate our agreement solely with respect to the BRAF target, enabling us to move this program forward independently.

Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in NSCLC. We expect to complete IND-enabling activities for this product candidate by the end of 2022.

Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against both clinically-validated and currently undruggable targets for our own proprietary pipeline and for the pipeline we are developing in collaboration with Roche, Biogen and Calico. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology, as well as in therapeutic areas such neurodegenerative diseases. We also believe there are many other therapeutic areas and indications where leveraging our TORPEDO platform to develop novel degraders may be advantageous.

In addition to the programs identified above and our early-stage development collaborations with Roche, Biogen, and Calico, we are conducting exploratory research and development work on various other wholly owned assets.

Our Strategy

We are committed to transforming the treatment of cancer and other diseases through the discovery, development, and commercialization of novel therapies that destroy disease-causing proteins.

Key elements of our strategy are to:

•

Continue rapid progression toward clinical development of our lead programs, which were developed with our TORPEDO platform. Using our proprietary TORPEDO platform, we have generated novel product candidates for the treatment of cancer, and we believe favorable trial results from our lead programs would offer important validation for both our platform and the future development of those programs themselves. Based on the results of our clinical trials, we will work with the FDA to discuss potential expedited development and accelerated approval pathways for our product candidates. Additionally, we continue to leverage the knowledge gained from our lead programs to strengthen and improve our TORPEDO platform for the development of our other pipeline candidates.

•

Leverage our TORPEDO platform to generate discovery programs for previously undruggable or challenging targets. We believe that we can apply the principles and approaches used to advance our lead programs more broadly to develop novel degraders for diseases where traditional small molecule inhibitors and other therapeutic approaches have been unsuccessful. We believe our degraders offer potential broad tissue distribution, oral delivery, relative ease of manufacturing, and well-established development and regulatory pathways, which are all critical characteristics across disease areas. Additionally, our targeted protein degradation approach has the potential to address many protein targets that are currently considered undruggable, as our BiDAC degraders can theoretically destroy proteins using any available binding site, including low-affinity binding sites or non-functional binding sites and our MonoDAC degraders can be utilized to theoretically destroy protein targets where there is no accessible binding site. We plan to leverage our established MonoDAC and BiDAC degrader capabilities to pursue targets that are difficult to drug and not adequately addressed by other existing modalities. We are focusing our current proprietary programs on selected oncology indications, but we believe our platform has broad applicability beyond cancer that we plan to capitalize on in the future or with a collaboration partner.

•

Invest strategically in our TORPEDO platform. To date we have invested significant time and resources into the experimental and analytical components of our TORPEDO platform, which enables us to quickly develop novel protein degraders. We will continue to invest in the latest experimental tools to improve our capabilities and continue to enhance our proprietary computational and predictive models. We believe that this investment will support our continued discovery and development of degraders against technically challenging and high-value targets. Additionally, we plan to continue expanding our intellectual property portfolio, including through the identification and optimization of additional binders with unique and desirable drug-like properties.

•

Engage with strategic partners to accelerate program development and maximize the potential of our TORPEDO platform. We have existing strategic collaborations with Roche, Biogen and Calico under which we are working to identify and develop novel degraders across multiple therapeutic areas. These collaborations provide us with access to the resources and expertise of larger biopharmaceutical companies that enable us to further develop and maximize the potential of our TORPEDO platform. In the future, we may opportunistically enter into additional strategic partnerships around certain targets, product candidates, and disease areas, which could advance and accelerate our development programs, allowing us to access additional capabilities and expand the utility of our TORPEDO platform.

•

Maximize the potential of our product candidates with selective use of development and commercial collaborations. We retain worldwide commercial rights to all of our lead programs. In the future, we may selectively evaluate development and commercialization collaborations for our drug candidates with partners whose capabilities complement our own, while retaining meaningful commercial rights in key geographic territories. We evaluate potential collaborations based not only on their ability to generate additional revenue streams, but also on how they might increase our ability to reach a broader set of patients in our targeted disease areas, expand the breadth of indications that our product candidates are approved to treat, and accelerate development timelines.

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

Protein levels within cells are controlled by a balance between their synthesis rate and their rate of degradation. Protein degradation provides a natural mechanism to maintain protein levels at a stable equilibrium, to remove aged or faulty proteins, or to rapidly eliminate the activity of certain regulatory proteins in response to specific signals. The human body has a highly conserved degradation machinery known as the ubiquitin proteasome system (UPS) that can identify and break down proteins into their component amino acids. This process is mediated in part by a family of proteins called E3 ligases. The primary role of E3 ligases is to act as a quality control inspector by identifying proteins that are old, damaged, misfolded or otherwise deemed ready for degradation. When an E3 ligase identifies a target protein for degradation, it attaches a molecular tag called ubiquitin in a process called ubiquitination. This ubiquitination process typically continues until the target protein is tagged with multiple ubiquitins, known as poly-ubiquitination. Once the target protein is poly-ubiquitinated, it is released by the E3 ligase and is then quickly recognized by a proteasome, which is the cell’s recycling plant. The proteasome degrades poly-ubiquitinated proteins into their component amino acids, and these amino acids can then be recycled to form new proteins or can be excreted by the cell. This process is illustrated in the following graphic.

Approximately five percent of all human genes are dedicated to encoding components of the ubiquitin-proteasome system. In addition, many proteins of therapeutic interest are often regulated by E3 ligases. Collectively, these factors underscore the essential role E3 ligases play in normal cellular function and how they can be leveraged against therapeutic protein targets.

Targeted protein degraders represent a novel modality that seeks to harness this natural degradation machinery to destroy disease-causing target proteins that E3 ligases would not otherwise target for destruction. The process of targeted protein degradation mediated by our degraders is illustrated in the graphic below.

Both our MonoDAC degraders and BiDAC degraders follow the same catalytic process, with the first step being the formation of a complex between the native E3 ligase, degrader and target protein, which we refer to as the ternary complex. This is shown in Step 2 in the above graphic for a BiDAC degrader. Formation of an appropriate ternary complex that can undergo ubiquitination results in poly-ubiquitination of the target in Step 3. Once the poly-ubiquitination process is complete for one molecule of a target protein, the degrader is released, as shown in Step 4, and then degradation of the target protein by the proteasome occurs in Step 5. Because the degrader is released unchanged, this recursive process—binding the target protein, ternary complex formation with the E3 ligase, poly-ubiquitination and release for degradation—can occur thousands of times with a single degrader molecule before it is eventually cleared by the body. Importantly, both the natural protein degradation process and the targeted protein degradation mediated by our degraders occur rapidly, on the order of milliseconds from initial target-ligase encounter to poly-ubiquitination and release for degradation by the proteasome. In this way, protein degraders act as a catalyst for a natural process and we refer to this process as the catalytic cycle, which is a crucial differentiator between degraders and traditional protein inhibitors, which must remain bound to the target protein to remain effective.

Advantages of Targeted Protein Degradation Over Traditional Protein Inhibitors

Many current targeted therapies are based on small molecules that inhibit the biological function of a protein of interest. One of the main limitations of inhibitor-based treatments is that sustained target occupancy levels that are required for the inhibition of the biological function of protein, and thus efficacy. Since the pharmacological effect is driven by the drug exposure profile, the overall timing and duration of drug action is dependent on drug absorption, distribution, and elimination. These exposures can be challenging to achieve and may increase the likelihood of significant off-target side effects. A further limitation of this approach is the requirement to find compounds that bind to specific active sites on the protein that result in functional inhibition, as there are many sites on a target protein where small molecules can bind but have no effect on the overall function.

We believe targeted protein degradation is a novel modality that could offer significant potential benefits over traditional small molecule inhibitor approaches, including improved and sustained potency, fast and recursive catalytic effect, high selectivity, and an expansive target landscape.

Improved and Sustained Potency

Degraders have the ability to offer a many-fold amplification of effect because a single degrader molecule can exert its effect recursively on a large number of target proteins. This ability of a degrader molecule to repeat its catalytic cycle multiple times is known as catalytic amplification. In contrast, traditional protein inhibitors rely on one-to-one binding of an inhibitor molecule with a target protein, with the protein only deactivated while the inhibitor is bound. This means that much higher concentrations of a protein inhibitor drug are needed to achieve the same level of therapeutic effect as a protein degrader.

In addition to requiring significantly less drug than a protein inhibitor, a degrader’s impact on target protein function is more durable than that of a traditional inhibitor. This is because the activity of a target protein resumes as soon as an inhibitor is no longer bound to it, whereas a degrader completely eliminates its target protein and disease-causing activity is prevented until the cell is able to synthesize replacement proteins – a process that can take hours or even days. Therefore, in contrast to a typical reversible inhibitor, the effect of a degrader can persist well after it has been cleared from the body. The ability of a degrader to eliminate its target completely is another mechanism for improved potency relative to a traditional inhibitor. This is because a single protein can often have multiple functions, each mediated by a different domain. An inhibitor can only interfere with protein functions directly impacted by the region to which it binds. In the case of a disease-causing protein where more than one function contributes to pathogenic activity (for example, aberrant enzyme activity as well as ability to form multiprotein complexes), a degrader will eliminate all functions and therefore have a more profound effect versus an inhibitor that only blocks one. All these factors mean that degraders may help to achieve a more durable biological effect and better clinical outcomes.

High Selectivity

One of the primary challenges of protein inhibition is attempting to identify and develop molecules that only target cancerous cells or mutant proteins without having deleterious effects on normal cells or proteins, commonly referred to as off-target effects.

Each step in the protein degradation catalytic cycle requires specific positioning of the target protein and E3 ligase to progress through the cycle, and these positioning requirements can serve as filters to increase selectivity of a degrader molecule so that only the target protein is ultimately degraded, even if the degrader binds to multiple proteins. For example, degraders are created with the shape, or conformation, of the target protein in mind because a degrader and its target protein must assume a conformation amenable to forming a ternary complex with an E3 ligase. As a result, even if a degrader were to bind to a non-target protein, the resulting ternary complex may not have a conformation that is appropriate to facilitate ubiquitination and subsequent degradation. We are able to leverage these intrinsic properties of the ubiquitin-proteasome protein degradation pathway to design degraders to be highly selective for disease-causing target proteins.

Expansive Target Landscape

Traditional inhibitors can only have a therapeutic effect if they are able to bind tightly to a site on a disease-causing protein that interferes with its function. This requires that the inhibitor binds directly to a protein’s active site, or to an allosteric site in a way that leads to a conformational change that impairs protein activity. This inherently limits the number of druggable targets addressable with traditional inhibitors, as many potential binding sites are not in regions of a protein that interfere with function. In contrast, degraders can use any binding site on a protein to facilitate formation of a ternary complex with an E3 ligase that leads to its destruction. Additionally, whereas an inhibitor requires high affinity to its binding site to maintain occupancy and block function, degraders can interact with relatively weaker affinity in a transient fashion and still enable ubiquitination and destruction of the protein. Specifically, less than 15% of proteins are considered druggable with traditional small molecule inhibitors because of limitations, including lack of accessible active binding sites. Targeted protein degradation greatly expands the potential target pool to include a significant proportion of those currently considered undruggable.

Our Approach

We employ a comprehensive approach to product candidate discovery, selection, and development to maximize the potential therapeutic benefit of our protein degraders. We seek out indications with high value protein targets that may benefit the most from degraders, with catalytic degradation turnover as the key metric by which to assess protein degradation. To that end, we have invested heavily in experimental tools, computational and predictive models and team expertise to analyze and optimize the catalytic ability of our degraders through our TORPEDO platform. Additionally, we leverage our platform to optimize the ability of our degraders to initiate the ubiquitin-proteasome protein degradation cycle and predict their function in vivo. Due to the rapid optimization allowed by our TORPEDO platform and the ability of our platform to predict degrader effects in vivo, we are able to quickly and efficiently advance programs from target identification to the candidate development stage.

Our TORPEDO Platform

Our proprietary platform, TORPEDO, allows for informed and efficient drug design and discovery through a robust chemistry engine and proprietary assays, culminating in predictive models that enable us to maximize catalytic turnover and predict in vivo performance. Key elements of the platform include:

•

Focus on Catalytic Efficiency: We seek to optimize catalytic degradation turnover by focusing our analytical techniques and predictive models on the relationship between degrader properties and ultimate protein degradation. Our degraders activate the E3 ligase and facilitate target protein binding and ubiquitination, resulting in rapid overall target degradation. The ability of our degraders to repeat this process recursively, with the same single degrader molecule interacting with many copies of the target protein, allows us to optimize our product candidates for catalytic degradation turnover and, as a result, create candidates that have the potential to provide a greater therapeutic effect. Our MonoDAC degraders and BiDAC degraders need to achieve sufficient binding affinity to initiate brief ternary complex formation, but, unlike traditional inhibitors, they do not need to achieve prolonged stable binding to achieve desired physiological effects. In a number of our pre-clinical research activities, we have observed that even weaker binders can still result in very efficient degraders since they may allow for higher rates of catalytic degradation turnover, which is something we prioritize to achieve potentially greater activity.

•

Ability to design, analyze and predict degrader performance: We have made a significant investment in computational methods and tools to enhance our ability to rationally design degraders. In silico models allow us to design degraders with enhanced potency and selectivity across our pipeline. Additionally, our cellular degradation assays provide high-quality data that we analyze using a proprietary and unique framework based on fundamental enzymology principles, which allow us to robustly predict both the depth and duration of target degradation at any dose in vivo.

o

We have developed high-throughput cellular degradation assays that produce quantitative data showing the relationship between degrader concentration and target protein degradation. This approach allows protein degradation quantitation with greater precision and higher throughput than traditional western-blot approaches. The application of our experimental data to our robust and proprietary models then allows us to predict protein degradation kinetics and allows us to rapidly iterate and improve on degrader candidates and design for properties that optimize catalytic degradation turnover.

o

We have also established an enzymology framework that assesses and balances the relationship between degrader concentration, time, and target protein degradation to identify the key kinetic parameters of degrader induced protein degradation. We have extended this framework to proprietary PK/PD models, which integrate these kinetic parameters with metabolism and PK exposure profiles to predict in vivo degrader performance. Our predictions of degrader performance are routinely validated through in vivo PD experiments with measurements of target degradation from tumor samples using standard western blot assays. We have observed that these models linking cellular assays with predicted in vivo performance have significantly accelerated our discovery process, and we believe that this will increase the likelihood of successfully transitioning from preclinical models to the clinic.

These features help focus our platform on the creation of candidates that we believe will present minimized biology and toxicity risk and address unmet treatment needs.

•

Investment in Cereblon: Our lead degraders exclusively utilize Cereblon as the E3 ligase. There are over 600 E3 ligases in the human proteome, of which the biology has been well characterized in no more than 50. A limited number of E3 ligases, including Cereblon, VHL, MDM2, IAPs and ß-TRCP, have been reported to be suitable for targeted protein degradation. We have chosen to focus on Cereblon as the E3 ligase target of our protein degradation approach for several reasons:

o

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

o

Cereblon is widely expressed across tissues and is present in all cellular compartments, including the cytoplasm and nucleus, potentially allowing for Cereblon-mediated targeted protein degradation across a wide variety of clinical settings and potential targets.

o

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

•

Ability to develop both MonoDAC and BiDAC degraders: Our platform provides the flexibility to address different classes of disease-causing proteins with a tailored approach. For those target proteins where a binding site exists, we can develop BiDAC degraders leveraging our Cereblon toolkit. For target proteins where a binding site is not present or lacks sufficient specificity, such as transcription factors, we can leverage our proprietary MonoDAC library of over 4,500 compounds to screen for hits against the target. Once we have a confirmed hit on a target, we are able to leverage the other elements of our TORPEDO platform to optimize either a MonoDAC or a BiDAC degrader.

Our Product Candidates—Highly Potent and Selective Targeted Protein Degraders

We currently have a number of product candidates in development. We are currently conducting a first-in-human Phase 1/2 clinical trial of CFT7455 for the treatment of MM and NHL and anticipate that we will initiate a first-in-human clinical trial of CFT8634 in the first half of 2022. In addition, we anticipate that CFT1946 will be in the clinic by the end of 2022, with CFT8919 completing IND-enabling activities in 2022. These programs are directed towards targets that remain inadequately treated with available therapies or are undruggable.

CFT7455: A IKZF1/3 Degrader for Multiple Myeloma, Peripheral T-Cell Lymphoma and Mantle Cell Lymphoma

We are developing CFT7455, an orally bioavailable degrader designed to target IKZF1/3, for the treatment of MM and NHLs, including PTCL, and MCL. We have chosen IKZF1 and IZKF3 as our initial targets for degradation because of their strong mechanistic rationale and well-defined biology. In preclinical studies, CFT7455 has shown robust activity in MM, PTCL and MCL subcutaneous xenograft mouse models, providing preclinical proof of concept. Specifically in MM, we have observed in preclinical studies that CFT7455 remains active in in vivo and in vitro models that are relatively insensitive to standard of care agents that have a similar mechanism of action, such as pomalidomide. We believe that the differentiated pharmacology of CFT7455, including its high potency, may translate into significantly improved clinical outcomes in each of the indications in which we are pursuing its development. Additionally, our first-in-human Phase 1/2 clinical trial is designed to capitalize on potential opportunities for expedited product development and accelerated approval in MM, PTCL and MCL. In August 2021, the FDA granted orphan drug designation, or ODD, to CFT7455 for the treatment of MM.

IKZF1 and IZKF3 Are Well Understood Biological Targets for Certain Blood Cancers

IKZF1 and IKZF3 are transcription factors central to the differentiation of lympho-myeloid multipotent progenitor cells through mature immune cells, including T cells and plasma cells, such as B cells. In particular, by preventing the maturation of B cells there is an antiproliferative effect in B-cell driven blood cancers, such as MM, B-cell lymphomas and myelodysplastic syndrome. In addition to these cell-intrinsic dependencies on IKFZ1/3 for B cell maturation, degradation of IKZF1 and IKZF3 has been shown in third-party research to lead to enhanced IL-2 expression in T cells, meaning IKZF1/3 degradation also induces T cell activity and may exert anti-cancer effects. Further, IKZF1/3 has been previously validated as a target in clinical practice as lenalidomide and pomalidomide primarily target IKZF1/3 as their mechanism of action.

Multiple Myeloma

In the United States, MM represents nearly 1.8% of all new cancer cases. The National Cancer Institute estimated that there were 34,920 new cases of MM in the United States and 12,410 deaths from the disease in 2021. Although overall outcomes for patients with MM have improved substantially over the past several decades, patients with MM have a poor prognosis and the predicted median five-year relative survival rate is only 55.6%. As such, there remains a significant unmet need.

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

However, current therapies are not curative, and most patients will ultimately progress. Despite the likelihood of an initial remission, there is a significant unmet need because most patients experience serial relapse and will be treated with most available agents at some point during their disease course. In our clinical program, we will initially focus on treating patients with relapsed or refractory MM who have received at least three lines of specified prior therapy, including lenalidomide, pomalidomide, a proteasome inhibitors and an anti-CD38 monoclonal antibody, or mAb. Ultimately, our intention is to seek approval in earlier lines of therapy, replacing or complementing current IKZF1/3 targeting drugs. We believe that the high potency and activity we have seen in vivo has the potential to translate into a meaningful benefit for patients.

Peripheral T-cell Lymphomas

PTCLs are a heterogeneous and typically aggressive group of NHLs. The Surveillance, Epidemiology and End Results Program or SEER Program, of the National Institutes of Health, or NIH, estimated that there were 81,560 new cases of NHL in the United States and 20,720 deaths from the disease in 2021. PTCLs comprise approximately 4% of all NHLs in the United States and Europe, with an incidence that increased from 0.1 cases per 100,000 in 1992 to 0.4 cases per 100,000 in 2006, potentially reflecting improved diagnostic methods. The five-year relative survival of patients with PTCL is 50%.

PTCL is a heterogeneous malignancy with many subtypes and while the outcomes in these subtypes vary, many patients with PTCL do poorly. For example, in patients with PTCL in whom no subtype is defined, which is often referred to as PTCL not otherwise specified or PTCL-NOS, the five-year overall survival is approximately 20% to 32%. Further, patients with angioimmunoblastic, natural killer/T-cell lymphoma, adult T-cell leukemia/lymphoma, hepatosplenic, enteropathy type or ALK-peripheral T-cell lymphoma all have a median five-year overall survival of less than 50%. Although initial overall response rates for chemotherapy are approximately 40% to 75%, most patients either relapse or fail to achieve remission. Median progression free survival, or PFS, following chemotherapy is 12 to 14 months, with a median five-year survival rate of approximately 20% to 30%. There is a significant unmet need for relapsed or refractory disease as there is no accepted standard of care for this population. Lenalidomide has been tested clinically in PTCL in a Phase 2 clinical trial and shown to have an overall response rate of 22% to 26%. However, Cereblon modulators, which are also known as iMiDs such as lenalidomide, are not widely used nor approved for treating PTCL. Based on our preclinical data, we believe CFT7455 has the potential to create a meaningful benefit for these patients and become an established standard of care for these patients.

Mantle Cell Lymphoma

MCL is one of the mature B-cell NHLs and comprises approximately seven percent of adult NHLs in the United States and Europe, with an incidence of approximately 0.8 cases per 100,000 persons per year according to 2021 SEER Program estimates. Median overall survival for patients receiving intensive therapy is four to five years. There is no universally accepted standard of care for MCL. Outside of agents being tested in clinical trials, treatment options typically include some combination of conventional chemoimmunotherapy, rituximab, and radiation therapy. Most patients with MCL experience serial relapse and are treated with various agents, including IKFZ1/3-targeting drugs, BTK inhibitors, or the BCL-2 inhibitor venetoclax. Lenalidomide is approved for use in patients with MCL whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib, based in part on an observed overall response rate of approximately 26%. However, lenalidomide is not widely used to treat MCL. Accordingly, we believe that CFT7455 has the potential to meaningfully improve outcomes and become an established standard of care for these patients.

Preclinical Development

We have conducted comprehensive preclinical analysis across multiple mouse models to study CFT7455 as a potential treatment for MM, PTCL and MCL. We performed an in vitro analysis of CFT7455 at varying doses in cells lines across MM and PTCL. The figure below on the left depicts CFT7455, in a MM model, degrading up to approximately 90% of the IKZF1 target protein within 24 hours in a dose-dependent fashion. The figure below on the right depicts CFT7455, in a PTCL model, dose dependently degrading up to approximately 90% of IKZF1 in six hours.

CFT7455 is a highly selective degrader of IKZF1 and IKZF3, as demonstrated by the figure below. The figure depicts the standard method for determining degrader selectivity, which is via a global proteomics experiment that utilizes mass spectrometry to quantify cellular protein levels in DL-40 xenograft tumor cells following drug treatment. In this experiment, the total cellular protein pool is extracted and processed from cells treated with a degrader and then each protein is individually identified and its level quantified. Using this process, we analyzed the effect of CFT7455 on over 8,000 proteins. This data was then compared to control samples from cells treated with the dosing solution alone, referred to as the vehicle, to provide the relative level changes for each protein in the entire cellular protein pool. The x-axis in the graph represents the relative level of proteins in the treated cells compared to control samples and the y-axis shows the level of statistical confidence in the difference in relative levels of each protein. The figure demonstrates that cells treated with CFT7455 degraded only a small subset of the cellular proteins with statistical confidence, which are the proteins falling outside of the shaded area. This analysis shows that CFT7455 is a highly selective degrader of IKZF1 and IKZF3.

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

In addition to IKZF1 and IKZF3 degradation and selectivity, we have observed potent activity for CFT7455 in vitro across a panel of relevant cell lines. In multiple subcutaneous xenograft mouse models of MM, PTCL and other NHLs, CFT7455 treatment resulted in complete regression, as shown in the graphs below. Significantly, 30 µg/kg of CFT7455 administered once daily, or QD, demonstrated complete regression and clear dose responsiveness in a widely used MM xenograft model, H929, as shown in the graph below.

2500
2000
1500
1000
500
0
H929 Tumor Volume (mm3)
0
7
14
21
Days of Treatment
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
RPMI-8226 Tumor Volume (mm³)
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

Based on its pharmacological properties, we believe CFT7455 may have a favorable therapeutic index and has the potential to replace or follow existing standard of care therapies. We have also evaluated varied dose regimens, as shown in the figure below, which suggest the possibility of intermittent dosing of CFT7455. By incorporating drug holidays in the dosing schedule, this could further increase the therapeutic index if adverse events are observed. Preliminary data from 28-day oral toxicity studies conducted in rats and monkeys demonstrated that exposures well above the modeled efficacious exposures in humans have generally been well tolerated. Definitive GLP-toxicity studies are ongoing.

Our First-in-Human Phase 1/2 Trial

In June 2021, we initiated a first-in-human Phase 1/2 clinical trial for CFT7455, and sites are open and enrolling patients. This trial will primarily investigate the safety and tolerability of CFT7455, and key secondary endpoints will be to characterize its PK and PD, as well as its anti-tumor activity. Our Phase 1/2 trial is designed as a dose escalation trial of CFT7455 in approximately 40 to 60 adult subjects with MM and NHL, followed by an expansion trial consisting of four arms. The four arms, which we expect to enroll approximately 100 patients in total, will include: a single agent CFT7455 arm in MM, a single agent CFT7455 arm in mantle cell lymphoma, a single agent CFT7455 arm in PTCL, and an arm including CFT7455 in combination with dexamethasone in MM. We have designed the trial to identify a maximum tolerable dose and a recommended Phase 2 dose for expansion in patients with MM, as well as a discrete dose for patients with NHL. Identifying discrete doses for these two patient populations is done because it has been observed in prior clinical experience that patients with MM may tolerate a higher dose of IKZF1/3 targeting agents than do NHL patients. Additionally, specifically in MM, we are exploring CFT7455 as a single agent, as well as in combination with dexamethasone, because it is possible that the clinical activity or therapeutic index of CFT7455 may be increased by dexamethasone, while also possible that CFT7455 may be sufficiently active and tolerable as a single agent to be developed as a dexamethasone-sparing agent.

CFT8634: A Novel BRD9 Degrader for Synovial Sarcoma

We are developing CFT8634, an orally bioavailable protein degrader targeting BRD9 for the treatment of synovial sarcoma and SMARCB1-deleted solid malignancies. We have chosen BRD9 as a target for our approach because of the strong mechanistic rationale, well-defined biology, unique opportunity to target BRD9 with a degrader (as compared to traditional protein inhibitors, which are infective in this setting), and significant unmet need in these patient populations. Specifically, there is limited benefit of existing treatments for metastatic or locally advanced synovial sarcoma, with patients having a median survival of approximately 18 months. Initially, we plan to pursue development in synovial sarcoma, which is defined by a gene translocation SS18-SSX that results in dependency on BRD9 and is therefore potentially addressable by a BRD9 degrader. We believe that the ability of our degrader CFT8634 to drug BRD9 has the potential to offer a benefit over currently available therapies for patients with synovial sarcoma.

BRD9 Is a Well Characterized Driver of Cancer with No Currently Available Targeted Therapies

BRD9 is a component of the ncBAF complex, which is one of three types of BAF complexes in human cells. The BAF complexes, also known as SWI/SNF complexes, are responsible for regulating gene transcription. Critically, BRD9 and the ncBAF complex of which it is a component, is not normally required for cell survival. Instead, normal cells rely on another complex, cBAF, for cellular growth, and BRD9 is not a member of this complex. However, in certain genetic settings, ncBAF drives malignancy and the resulting tumors are dependent on BRD9. Genetic settings in which BRD9 is critical share the same feature: the function of the cBAF complex is compromised because SMARCB1, a critical component for normal function of the cBAF complex, is removed from the complex. This situation, referred to as BAF perturbation, is seen in both cancers in which SMARCB1 is deleted, such as malignant rhabdoid tumors, or MRTs, and epithelioid sarcoma, as well as when a pathogenic fusion protein referred to as SS18-SSX results in the ejection of SMARCB1 from the BAF complex. This SS18-SSX fusion protein is the defining genetic lesion that drives synovial sarcoma. In each of these settings, BAF perturbation results in a central dependency on the ncBAF complex, and as a result BRD9, for tumor growth. This is an example of synthetic lethality, in which the cancer cell has a specific vulnerability to BRD9 degradation in the setting of the underlying genetic lesion. In contrast, normal cells, which do not harbor this genetic lesion, are relatively unaffected by the degradation of BRD9. As a result, BRD9 is a critical dependency of the cancer in these genetic settings and depriving the cancer cell of BRD9 effectively stops tumor growth.

BRD9 has previously been considered undruggable because existing small molecule inhibitors of the bromodomain are inactive against synovial sarcoma because, preclinically, inhibition of this domain is not sufficient to block BRD9 from driving cancer cell growth. Inhibitors of other protein functions, such as that of the critical domain of unknown function, or DUF, have not been described. We therefore believe that our approach to targeted protein degradation of BRD9 has the potential to offer a major benefit over currently available therapies for synovial sarcoma and SMARCB1-deleted tumors.

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

SMARCB1-deleted Tumors

SMARCB1 is a key member of the BAF chromatin-remodeling complex and assists in the control of gene transcription. The function of SMARCB1 and the BAF complex in cancer has only recently been established. SMARCB1 is a tumor suppressor gene, meaning any decrease in function could potentially result in tumor proliferation. The inactivation of both alleles of SMARCB1 has been shown to result in several types of tumors, including MRTs, as well as epithelioid sarcoma, renal medullary carcinoma, undifferentiated pediatric sarcomas, a subset of hepatoblastomas, and others.

MRTs typically present in infancy or early childhood and are often aggressive. If an MRT is found in the central nervous system, MRTs are referred to as atypical teratoid/rhabdoid tumors, or AT/RT. Whether the tumor is classified as MRT or AT/RT, the vast majority of these tumors are characterized by the loss of function of the SMARCB1 subunit of the BAF complex.

BRD9 has been shown to be an attractive target in pediatric MRTs because the loss or inactivation of the SMARCB1 subunit of the BAF complex leads to a dependency on BRD9. Mechanistically, SMARCB1 loss results in the reprogramming of the cBAF complex and makes the ncBAF complex essential, in a similar mechanism to that which drives synovial sarcoma. As a result, SMARCB1-mutant MRTs are dependent on the BRD9-containing ncBAF complex and we are able to target this tumor by degrading BRD9. We therefore believe our BRD9 degrader could reduce tumor cell proliferation and improve patient outcomes.

Intensive, multi-modality treatment approaches have improved the clinical outcome of these young patients in a stepwise manner. However, their prognosis remains poor even on these treatment approaches and the median duration of survival in clinical trials does not exceed nine to 17 months depending on the therapeutic approach selected. Consequently, new therapeutic strategies are urgently needed, and we believe CFT8634 may have a potentially meaningful clinical impact in these patients.

Preclinical Development

We have conducted preclinical studies of CFT8634 in two mouse models. CFT8634 is highly selective for BRD9 relative to other bromodomain containing proteins, including BRD7 and BRD4, as shown in the dose dependency of target degradation in H293T cell lines expressing the individual proteins, as reflected in the graphic below.

We have also observed meaningful in vitro dose-dependent inhibition of cell proliferation of synovial sarcoma cell lines over time. Here, cell proliferation is measured by analyzing the occupied area of cells in a sample over time where densely packed cells are considered confluent. Cell growth inhibition is evidenced in cultures that show a growth plateau below 100%. The figure below on the left shows the effect of CFT8634 on BAF perturbed Yamato cell lines, which is a mouse xenograft model of synovial sarcoma, compared to the effect of a BRD9 inhibitor, shown as BRD9i or the vehicle, dimethylsulfoxide, or DMSO, which were ineffective. As demonstrated in the figure on the right below, CFT8634 had little impact on the growth of a BAF wildtype SW982 cell line, demonstrating that its effect was limited to cells with BAF perturbation.

Yamato [SS18-SSX fusion; BAF perturbed]

Single dose long term growth evaluation

SW982 [BAF wildtype]

Single dose long term growth evaluation

Confluence (%)
BRD9i
DMSO
10^4nM
1000nM
316nM
100nM
32nM
10nM
CFT8634
DMSO
10^4nM
1000nM
316nM
100nM
32nM
10nM
0
50
100
0
5
10
15
20
25
Time (days)
Time (days)

The below graphic shows CFT8634 was active and tolerated when dosed orally in a mouse xenograft model of synovial sarcoma (Yamato) and a PDX model (SA13412), with dose dependency observed between 3 mg/kg and 50 mg/kg QD, as well as 20mg/kg twice daily dose, or BID, for Yamato, and 50 mg/kg QD, 25mg/kg BID, and 16.6 mg/kg three times daily for PDX, with all doses generally being well tolerated, as indicated by limited weight loss.

Our Planned First-in-Human Phase 1/2 Clinical Trial

In December 2021, the FDA cleared our IND application for CFT8634, and we expect to dose the first patient in a first-in-human Phase 1/2 clinical trial in the first half of 2022. This Phase 1/2 trial is an open-label dose escalation and expansion trial in patients with synovial sarcoma or a solid tumor with SMARCB1 loss. The Phase 1 portion of the trial will primarily investigate the safety and tolerability of CFT8634 in approximately 20 patients. If a well-tolerated dose is identified for further development, we expect to enroll two expansion cohorts, one of which will include approximately 30 patients who are known to have synovial sarcoma and a second that will be comprised of approximately 20 patients with solid tumors harboring SMARCB1 loss. Assuming CFT8634 has a favorable profile in these early clinical trials, we intend to discuss with the FDA registration in patients with synovial sarcoma after failure of first-line therapy, including the possibility of accelerated approval.

CFT1946: Degrading BRAF V600X to Treat Melanoma, Colorectal and Non-small Cell Lung Cancers

We are developing CFT1946, an orally bioavailable degrader of BRAF V600X. We selected BRAF V600X as a target due to its strong mechanistic rationale, well-defined biology, and unmet need. BRAF mutations occur in approximately 15% of all cancers, with V600X accounting for approximately 70% to 90% of all BRAF mutations. We plan to initially pursue development of CFT1946 in three types of cancers: melanoma, in which BRAF mutations occur in approximately 50% of patients; colorectal, in which BRAF mutations occur in approximately 10-20% of patients; and NSCLC, in which BRAF mutations occur in approximately 1-2% of patients. In patients, there remains a high unmet need for those who relapse after, or do not respond to, approved BRAF inhibitors. We believe that a mutant-specific BRAF V600X degrader could offer a significant mechanistic benefit over currently available BRAF V600E inhibitors and could have the potential to confer significant improvements in clinical outcomes.

BRAF V600X is a Common and Well Understood Oncogenic Mutation

BRAF is one of several protein kinases involved in a signaling cascade to initiate cell proliferation, known as the mitogen-activated protein kinase, or MAPK, pathway. The MAPK pathway conducts extracellular proliferative signals to the nucleus of cells, signaling them to proliferate. Many cancers are characterized by activating mutations in components of this MAPK pathway, including BRAF V600X mutations, which confer constitutive activation of the MAPK pathway and promote oncogenic transformation and can cause tumor growth.

Single base substitutions for the amino acid valine at codon 600 in the BRAF gene are known as V600, or Class I mutations and when those V600 mutations result in substitution of glutamic acid for valine, they are referred to as V600X mutations.

BRAF V600X mutants activate the MAPK pathway constitutively, meaning that cell proliferation is activated without receiving the extracellular proliferative signals necessary to activate the pathway normally. Constitutive activation occurs because BRAF V600X mutants are able to signal as a single protein, or a monomer, while wild type BRAF proteins must form a complex of two proteins, or a dimer, before downstream signaling can occur. This constitutive activation leads to overactivation of the MAPK cell proliferation pathway, causing oncogenic cell proliferation and tumor growth. Approved small molecule inhibitors of BRAF V600X—vemurafenib, dabrafenib and encorafenib—block the constitutive activation of the MAPK pathway by the mutant BRAF monomer. However, BRAF inhibition with these molecules can lead to an alternative activation of the MAPK pathway, known as paradoxical activation. Under these conditions, BRAF inhibitors bind and inhibit BRAF V600X, but this inhibited form can form a protein dimer with other RAF proteins, including both wild type BRAF and BRAF mutants, activating the second molecule for signaling. This BRAF driven paradoxical activation activates, rather than inhibits, the MAPK pathway. For this reason, BRAF inhibitors are frequently used in combination with inhibitors of MEK, a protein downstream of BRAF in the MAPK pathway, which improves response rates and clinical outcomes. However, patients frequently do not respond sufficiently, or they develop resistance to this approach. Many known mechanisms of resistance to approved BRAF inhibitors result in the promotion of BRAF dimerization and, in these settings, the current BRAF inhibitors are ineffective.

We believe that targeted protein degradation of BRAF V600X offers the potential for a fundamental improvement over current BRAF inhibitors due to the advantages of degraders over inhibitors in general and because degrading mutant BRAF removes the possibility of incorporation into a BRAF dimer and subsequent paradoxical activation.

Inhibitor causes paradoxical activation of wildtype RAF
mtNRAS
1
BRAF
V600E
wtRAF
2
Application of
Inhibitor Drug
3
mtNRAS
BRAF
V600E
wtRAF
2
Application of
Degrader Drug
3
mtNRAS
BRAF
V600E
wtRAF
Degrader prevents dimer formation and avoids paradoxical activation

Melanoma

According to the National Cancer Institute, approximately 106,110 patients were diagnosed with melanoma in 2021 in the United States, and approximately 13% of those cases, or about 13,800 patients per year, will have locally advanced or metastatic disease. Moreover, approximately 50% of late-stage melanoma patients carry BRAF mutations, approximately 90% of which are BRAF V600E mutations. Taken together, we estimate that there are over 5,000 newly diagnosed melanoma patients in the United States per year with BRAF V600E-mutated locally advanced or metastatic disease.

The recommended first-line treatment for patients with BRAF V600E-mutated unresectable or metastatic melanoma is anti-PD-1 monotherapy, such as pembrolizumab or nivolumab, or combination therapy with a BRAF inhibitor, such as dabrafenib, vemurafenib or encorafenib and a MEK inhibitor, such as astrametinib, cobimetinib or binimetinib. However, a significant number of patients undergoing this combination therapy do not sufficiently respond or do not have a durable response as resistance to the therapy occurs. Specifically, across several double-blind randomized controlled trials conducted by others evaluating BRAF and MEK inhibitor combination therapy in patients with previously untreated locally advanced or metastatic melanoma, the median PFS has ranged from 9.9 to 14.9 months. After each of these lines of therapy is used, there are no approved single-agent therapies that effectively target BRAF. In preclinical models of resistance to BRAF inhibition, our degraders remained active when dosed in combination with a MEK inhibitor, in contrast to the approved BRAF inhibitor, encorafenib, which is inactive in this setting. As a result, a BRAF V600E degrader may be active clinically in the setting of resistance to approved BRAF inhibitors.

In preclinical studies, in the A375 BRAF V600E melanoma model, we have observed that our development candidate CFT1946 shows a dose-dependent reduction in tumor growth and demonstrates tumor regression at the minimum efficacious dose of 10 mg/kg administered orally twice daily. Furthermore, CFT1946 at doses starting at 2mg/kg (PO, BID) all demonstrate superior activity to encorafenib, an FDA approved BRAF-V600 inhibitor. Additionally, there are no adverse effects (assessed by significant loss of body weight) observed in the xenograft study shown below.

Vehicle, PO BID
Encorafenib, 35mg/kg PO QD
CFT1946, 1mg/kg PO BID
CFT1946, 3mg/kg PO BID
CFT1946, 10mg/kg PO BID
A375 Tumor volume (mm3)
0
400
800
1200
1600
2000
0
4
8
12
16
20
24
28
32
36
Treatment Days

We have further demonstrated superior efficacy of CFT1946 in the BRAFi resistant A375 model (BRAF-V600E + NRAS-Q61K) compared to the MEK inhibitor trametinib alone or in combination with encorafenib. The NRAS Q61K activating mutation is a clinically observed mechanism of resistance to BRAF inhibitors. Treatment of xenograft tumors with 10 mg/kg (PO, BID) in combination with 0.1 mg/kg trametinib displayed complete tumor growth inhibition while treatment with encorafenib and trametinib did not provide any significant tumor growth inhibition. We did not observe any adverse effects of treatment with CFT1946 in combination with trametinib (as assessed by no significant changes to mouse body weight) in our xenograft study.

A375 NRAS Tumor volume (mm3) Mean + SEM
3000
2500
2000
1500
1000
500
0
0
7
14
21
Days of Treatment
Vehicle (PO BID)
MEKi: trametinib (0.1mg/kg BID)
encorafenib (35mg/kg QD + MEKi)
CFT1946 (1mg/kg BID)
CFT1946 (3mg/kg BID)
CFT1946 (10mg/kg BID)
CFT1946 (30mg/kg BID)
CFT1946 (1mg/kg BID + MEKi)
CFT1946 (3mg/kg BID + MEKi)
CFT1946 (10mg/kg BID + MEKi)
CFT1946 (30 mg/kg BID + MEKi)

CFT8919: Potent, Oral, Allosteric, Mutant-selective Degrader of EGFR L858R

We are developing CFT8919, an orally bioavailable allosteric degrader of EGFR L858R for the treatment of NSCLC. We have chosen EGFR because of its well-defined biology and the limitations that EGFR kinase inhibitors face that we believe our degrader approach may be able to overcome. Our initial target population is patients with EGFR L858R driven NSCLC who have progressed after treatment with approved EGFR inhibitors, including osimertinib. We believe our EGFR degrader has the potential to overcome resistance to standard of care EGFR inhibitors to effect deeper and more durable responses due to the unique advantages of protein degradation.

EGFR is a Well-Characterized Protein Target for Oncology with Known Resistance Mechanisms

EGFR is a receptor tyrosine kinase that is involved in cell signaling pathways that control cell division and survival. Mutations in the EGFR gene cause the EGFR protein to signal aberrantly in some types of cancer cells, including a subset of patients with NSCLC. Of the known EGFR tyrosine kinase domain mutations, approximately 90% occur as deletions in exon 19 or as point mutations in exon 21, the latter resulting in arginine replacing leucine at codon 858 (L858R). The L858R activating mutation in exon 21 accounts for approximately 25-45% of EGFR-mutant NSCLC. EGFR tyrosine kinase inhibitors, or TKIs, have been developed and provide significant clinical benefit. However, patients ultimately develop resistance, often by acquisition of a secondary resistance mutation in EGFR. T790M is the most prevalent resistance mutation after first- and second-generation EGFR TKIs including gefitinib, erlotinib, afatinib and dacomitinib. A third-generation covalent EGFR inhibitor, osimertinib, can overcome this resistance mechanism and is now approved in the first-line setting, but acquired resistance remains an issue. Patients who progress after osimertinib lack effective treatment options and the EGFR C797S mutation is the most common on-target resistance mechanism.

We have developed a mutant-selective degrader targeting EGFR L858R, which remains active in the setting of resistant secondary mutations (T790M and/or C797S). We believe there may be an opportunity for our EGFR degrader as a component of first-line therapy, where we hope our EGFR degrader will affect deeper and more durable responses due to the advantages of a degrader over a standard protein inhibitor. Further, since 30-40% of mutant EGFR NSCLC patients develop brain metastases, penetration of the central nervous system sufficient to drive therapeutic effect in this compartment was a key factor in our selection of CFT8919 as our development candidate.

Non-Small-Cell Lung Cancer

Approximately 195,000 patients in the U.S. are diagnosed with NSCLC each year and between 10 and 15% of these patients have mutant EGFR, or mEGFR. However, in the Asian population, approximately 40% of NSCLC patients have mEGFR. Furthermore, 30 to 40% of mEGFR patients develop brain metastases.

Patients with EGFR L858R have worse outcomes with therapy compared to patients who exhibit an exon19 deletion. When using osimertinib in the front-line setting in patients with EGFR L858R, the median PFS is 14.4 months compared to 21.4 months for patients with an exon19 deletion. The most common cause of resistance to osimertinib in this patient population is the C797S mutation. This shorter median PFS rate and resistance demonstrates the unmet medical need for the L858R patient population.

Preclinical Development

We have conducted preclinical experiments to characterize the activity profile of our EGFR degraders and demonstrated that CFT8919 is a potent and highly selective orally bioavailable degrader of EGFR L858R with broad coverage of on-target resistance mutations as well as intracranial activity.

In human cancer cell lines in vitro, we have observed that CFT8919 induces potent degradation of EGFR L858R at low nanomolar concentrations while no degradation of wild type is induced up to 10 µM. Importantly, CFT8919 retains its activity in the presence of secondary resistance mutations such as T790M and T790M-C797S. This is reflected in the graphic below.

Further, we have evaluated CFT8919 against a broad panel of EGFR resistance mutations in Ba/F3 cell models in vitro. Cellular growth inhibition potency, GI50, was determined by measuring the effect of various concentrations on the proliferation of Ba/F3 cells transformed by various EGFR mutations over 72 hours. As depicted in the table below, CFT8919 demonstrates equipotent anti-proliferation activity against a large panel of EGFR secondary mutations that cause acquired resistance to the approved EGFR inhibitors such as osimertinib and erlotinib, compared to L858R single mutation.

Kinome profiling and global proteomics evaluation were conducted to evaluate binding and degradation selectivity of CFT8919, and no significant off-target activity of CFT8919 was identified. Kinome selectivity was determined using the DiscoveryX KINOMEscan assay testing 468 kinases, as shown below in the graph on the left. No wild type kinases showed binding at the 50% cutoff when CFT8919 tested at a single concentration of 100nM. The only kinases that CFT8919 exhibited significant binding were the on-target exon21 EGFR activating mutants, L858R and L861Q. In addition, we have evaluated proteome-wide degradation selectivity by utilizing mass spectrometry to quantify cellular protein levels following 6 hours of 300 nM CFT8919 treatment in A431 EGFR-WT and H1975 EGFR-L858R-T790M cell lines in vitro. As depicted below in the table on the right, measurement of over 8000 proteins showed that EGFR-L858R-T790M and CCND1 are the only proteins with >50% protein level decrease induced by CFT8919 treatment, demonstrating its highly selective degradation profile. We believe that CCND1 protein loss is induced by the biological effect of EGFR suppression rather than direct degradation since this change was also observed in osimertinib EGFR inhibitor treatment.

In vivo activity of CFT8919 was assessed in H1975 EGFR-L858R-T790M xenograft (1st generation TKI resistant) and BaF3 EGFR-L858R-T790M-C797S (osimertinib resistant) allograft models. In the H1975 xenograft model, twice daily (BID) oral administration of CFT8919 demonstrated dose-dependent efficacy, with tumor regression observed at doses as low as 10 mg/kg. Regression of Ba/F3 EGFR-L858R-T790M-C797S allograft tumors were achieved with CFT8919 dosed

BID > 25 mg/kg, while osimertinib is inactive as expected. All doses were well tolerated, indicated by no significant body weight loss. This is reflected in the graphic below.

1st-generation EGFRi Resistant H1975 (L858R-T790M) Xenograft

Vehicle PO BID
Osimertinib, 25 mg/kg PO QD
CFT8919, 10 mg/kg PO BID
CFT8919, 25 mg/kg PO BID
CFT8919, 50 mg/kg PO BID
NCI-H1975 EGFR-L858R-T790M Tumor Volume (mm^3)
Study Day
Body Weight Change (%)

3rd-generation EGFRi Resistant Ba/F3 (L858R-T790M-C797S) Allograft

Vehicle
Osimertinib 25 mg/kg PO QD
CFT8919 10 mg/kg PO BID
CFT8919 25 mg/kg PO BID
CFT8919 50 mg/kg PO BID
BaF3 EGFR-L858R-T790M-C797S Tumor Volume (mm^3)
Study Day
Body Weight Change (%)

Intracranial activity of CFT8919 was evaluated in the H1975-LUC brain metastasis model. Female BALB/c nude mice were inoculated by intracarotid artery injection with H1975 (EGFR L858R-T790M) luciferase expressing cells. Bioluminescence imaging (BLI) was conducted to follow the tumor growth in brain. As shown in the graphic below, CFT8919 demonstrates rapid and significant reductions in tumor burden with minimal weight loss after oral dosing, indicating its potential to be active in the central nervous system.

H1975-LUC (EGFR-L858R-T790M) brain metastasis model

Efficacy
BLI (photons/s)
10^10
10^9
10^8
10^7
10^6
10^5
0
10
20
30
40
50
60
70
80
Treatment Days
Vehicle (PO BID)
CFT8919 (50mg/kg PO BID)

Body Weight Change
% Body Weight Change
20
10
0
-10
-20
0
10
20
30
40
50
60
70
80
Treatment Days
Vehicle (PO BID)
CFT8919 (50mg/kg PO BID)

Our Other Discovery Programs

In addition to the programs discussed above, we are also progressing several other discovery-stage pipeline programs. In line with our strategy, we assess on a target-by-target basis whether our degraders would provide a compelling and differentiated approach over standard of care or other approaches to the same disease and are consistent with our focus on minimizing biology and toxicity risk and focusing on high unmet medical need, including rare diseases. These early-stage discovery programs include compounds that have already shown the ability to cross the blood-brain barrier in preclinical models. Our discovery programs are a combination of internal programs, over which we have full control and ownership, and programs in collaboration with our partners.

Collaborations and License Agreements

Roche Amended and Restated License Agreement

In March 2016, we entered into a license agreement with Roche, which was amended in June 2016 and amended further in March 2017. We further amended and restated that agreement (as so amended) in December 2018. We refer to this amended and restated agreement as the Roche Agreement. Under the Roche Agreement, we agreed to collaborate with Roche in the research, development, manufacture and commercialization of target-binding degrader medicines using our proprietary TORPEDO platform for the treatment of cancers and other indications. In November 2020, we signed a further amendment to the Roche Agreement that provides a mechanism through which we and Roche can mutually agree to terminate the Roche

Agreement on a target-by-target basis by the entry into a mutual target termination agreement. Upon a termination of this nature, the Roche Agreement, as amended, provides that all rights in know-how and intellectual property in support of products that use inhibition as their mode of action, referred to as the Roche Field, will revert to Roche and all rights in respect of know-how and intellectual property in support of products that use degradation as their mode of action, referred to as the C4T Field, will revert to us. Further, this amendment states that, following the entry into a mutual target termination agreement, Roche will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the Roche Field and we will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the C4T Field. In support of this allocation of rights, under the amendment, Roche provided us, and we provided Roche, with a perpetual, irrevocable, fully paid up, exclusive (even as to party granting the license), sublicensable (including in multiple tiers) license to the patents that are allocated to a party under the mutual target termination agreement and a perpetual, irrevocable fully paid up, non-exclusive, sublicensable (including in multiple tiers) license to the know-how that is allocable to a party under the mutual termination agreement.

In November 2020, through the entry into this amendment, we and Roche mutually agreed to terminate the Roche Agreement as to the target EGFR. As a result, Roche is now free to pursue the target EGFR in the Roche Field and we are free to pursue the target EGFR in the C4T Field and all rights in and responsibility for know-how and intellectual property related to EGFR in the Roche Field reverted to the Roche parties and all rights in and responsibility for know-how and intellectual property related to EGFR in the C4T Field reverted to us, with Roche assigning the patents in the C4T Field to us.

In November 2021, we and Roche mutually agreed to terminate the Roche Agreement as to the target BRAF, converting BRAF into a proprietary program for us. As a result, Roche is now free to pursue the target BRAF in the Roche Field and we are now free to pursue the target BRAF in the C4T Field and all rights in and responsibility for know-how and intellectual property related to BRAF in the Roche Field reverted to the Roche parties and all rights in and responsibility for know-how and intellectual property related to BRAF in the C4T Field reverted to us, with Roche is in the process of assigning the patents in the C4T Field to us.

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

Calico License Agreement

In March 2017, we entered into a Collaboration and License Agreement, or the Calico Agreement, with Calico, whereby we agreed to collaborate with Calico to discover, develop and commercialize small molecule protein degraders for diseases of aging, including cancer, for a five-year research term ending in March 2022. In August 2021, we provided Calico with an option to extend the research term with respect to a certain program for up to a one-year period ending in March 2023 and, in September 2021, Calico exercised this option.

Under the Calico Agreement, we and Calico each agreed to conduct joint research activities with respect to a number of targets selected by Calico in accordance with a target selection and replacement procedure set forth in the agreement. During the research term, Calico is responsible for the costs of these research activities and has the right to approve targets for advancement to lead optimization activities to be carried out by the parties under the corresponding research plans.

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

Under this agreement, Calico paid us an upfront amount of $5.0 million and certain annual payments totaling $5.0 million through December 31, 2020. Upon exercising its option to extend the research term with respect to a certain program ending in March 2023, Calico paid us an additional fee of $1.0 million. Upon successful nomination of a target following a target evaluation phase and initiation of the applicable research plan, we are eligible to receive target initiation payments from Calico. For each target, we are eligible to receive research, development and commercial milestone payments totaling up to $132.0 million. Calico is also required to pay one-time sales-based milestone payments aggregating up to $65.0 million upon the achievement of specified levels of net sales of a product directed to such target, subject to a reduction based on intellectual property coverage. We are also eligible to receive royalty payments on the net sales of Collaboration Products, at percentages in the mid-single digits, subject to certain reductions.

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

Our focus is on the discovery and development of protein degradation therapies using our TORPEDO platform. Other companies developing chimeric small molecules for protein degradation include, without limitation, Arvinas, Inc., BioTheryX, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Kymera Therapeutics, Inc, Lycia Therapeutics, Inc., Monte Rosa Therapeutics, Inc., NeoMorph, Inc., Nurix Therapeutics, Inc., Proteovant Therapeutics, Inc., Treeline Biosciences, Inc. and Vividion Therapeutics, Inc. (a subsidiary of Bayer AG). Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen, AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc. and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies. For example, we understand that Adaptimmune Limited, Foghorn Therapeutics, Inc. and GlaxoSmithKline plc are pursuing the development of therapies for patients with synovial sarcoma.

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

Commercialization Plans

We have not yet established our own commercial organization or distribution capabilities because our product candidates are still in clinical development, with our lead candidate, CFT7455, having entered the clinic in June 2021, and our other lead candidates expected to enter the clinic in 2022 or 2023. We have retained full commercialization rights for all of our programs in development other than those subject to our collaboration agreements. If any of our product candidates receive marketing approval, we will need to develop a plan to commercialize them in the United States and other key markets. We currently anticipate that we would build our own focused, specialized sales and marketing organization to support the commercialization in the United States of product candidates for which we receive marketing approval and that can be commercialized with such capabilities. We expect to utilize a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in markets outside the United States or for situations in which a larger sales and marketing organization is required.

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

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (referred to as a patent term extension) or by delays encountered during patent prosecution that are caused by the United States Patent and Trademark Office (referred to as patent term adjustment). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the ordinary expiration date of one patent that covers the approved drug or its use. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the United States cannot extend the term of a patent beyond a total of 14 years from the date of product approval and only one patent covering an approved drug, or its method of use may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks may also be available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions for our products on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether extensions of this nature should be granted and, even if granted, the length of these extensions. Further, even if any of our patents are extended or adjusted, those patents, including the extended or adjusted portion of those patents, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Patents and Patent Applications

As of December 31, 2021, in total, we owned five issued U.S. patents, more than twenty-five U.S. patent applications (which include provisional and U.S. utility applications), nine patent applications filed under the Patent Cooperation Treaty, or PCT, and over seventy-five patent applications that are pending in foreign countries.

As of December 31, 2021, as part of our collaboration with Roche, we co-owned two PCT patent applications.

Our patent portfolio is generally organized into two categories: platform patent filings designed to cover inventions generated through our proprietary TORPEDO platform and protein target-specific degrader filings, each of which categories is described in more detail below.

TORPEDO Platform Portfolio

We solely own our platform patent estate, which has been designed using our proprietary TORPEDO platform. As of December 31, 2021, our platform patent portfolio included five issued U.S. patents, fourteen pending U.S. patent applications, two PCT and over thirty-five pending foreign patent applications. This patent portfolio covers a variety of our toolbox ligands that bind to the Cereblon E3 ubiquitin ligase, or CRBN, either alone, as part of a MonoDAC molecule, or as part of a BiDAC molecule that includes a protein ligand to a disease-modifying protein target.

Specifically, this platform portfolio consists of fifteen patent families covering the TORPEDO platform with composition of matter claims directed to various classes of CRBN ligands and degraders derived therefrom, as well as claims to associated methods of use, pharmaceutical compositions and processes of manufacture. Patent applications for several of these patent families have been filed in the United States, China and Europe. Patents in these families, if issued and maintained, will expire between 2037 and 2041, without taking into account potential patent term extensions or adjustments.

Products and Target Portfolio

Our patent applications directed to target-specific degraders, including our product candidates, are focused on composition of matter, pharmaceutical composition, method of use and process of manufacture claims covering novel compounds designed to degrade disease-causing proteins. As of December 31, 2021, we owned twelve U.S. patent applications, seven PCT patent applications and over forty foreign patent applications covering our degrader and product candidates.

Specifically, as of December 31, 2021, we owned three patent families (two U.S. patent applications, one PCT patent application and thirty-five foreign patent applications) presenting composition of matter and pharmaceutical composition claims to compounds that cause the degradation of the IKZF1/3 protein target, as well as associated methods of use to treat cancer and processes of manufacture. Two of these patent families include claims directed to compositions of matter generally and specifically covering CFT7455, one of our lead product candidates and associated methods of use, which if issued and maintained through the payment of all required fees, will expire in 2040 and 2041, respectively, without regard to any possible patent term extensions or adjustments. The third patent family covering our IKZF1/3 degraders is directed to a separate genus than that covered in the previous two families and, if granted and maintained through the payment of all required fees, will expire in 2039, without regard to any possible patent term extensions or adjustments.

As of December 31, 2021, we owned three U.S. patent applications, one PCT patent application and two foreign patent applications with claims directed to compositions of matter covering our BRD9 degraders, including our CFT8634 product candidate, and associated pharmaceutical compositions, methods of use, and processes of manufacture. U.S. and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire in 2041 and 2042, without regard to any possible patent term extensions or adjustments.

As of December 31, 2021, we owned one U.S. patent application, two PCT patent applications and five foreign patent applications with claims directed to compositions of matter covering our BRAF degraders, including our CFT1946 product candidate, and associated methods of use, pharmaceutical compositions and processes of manufacture. As of December 31, 2021, these patent applications were -owned with Roche and, as of the date of this filing, exclusive ownership of this intellectual property has been transferred from Roche to us in accordance with the mutual target termination agreement for BRAF that we and Roche entered into in November 2021. U.S. and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire between 2041 and 2042, without regard to any possible patent term extensions or adjustments.

As of December 31, 2021, we owned two U.S. patent applications, one PCT patent application and two foreign patent applications, with claims directed to compositions of matter covering our EGFR degraders, including our CFT8919 product candidate, and associated methods of use, pharmaceutical compositions and processes of manufacture. U.S. and foreign patents claiming priority to this patent application, if granted and maintained through the payment of all required fees, will expire between 2040 and 2042, without regard to any possible patent term extensions or adjustments.

As of December 31, 2021, we owned one PCT patent application with claims directed to compositions of matter covering our RET degraders and associated methods of use, pharmaceutical compositions and processes of manufacture. U.S. and foreign patents claiming priority to this patent application, if granted and maintained through the payment of all required fees, will expire in 2041, without regard to any possible patent term extensions or adjustments.

As of December 31, 2021, we owned four U.S. patent applications and one PCT patent application with claims directed to compositions of matter covering degraders to undisclosed targets and associated methods of use, pharmaceutical compositions and processes of manufacture. U.S. and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire in 2042, without regard to any possible patent term extensions or adjustments.

Collaboration Patent Applications Co-owned with Roche

As of December 31, 2021 (giving effect to the assignment of rights in patents related to our BRAF program from Roche to us, as described above), we co-owned with Roche, two PCT patent applications pertaining to our collaboration. Our rights to these patent applications are governed by the Roche Agreement, which is described above.

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

Trademarks

We own various registered and unregistered trademarks and service marks in the United States and overseas, including C4 THERAPEUTICS, our housemark logo, the name of our TORPEDO platform, and the names of our BIDAC degraders and MONODAC degraders.

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

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve a pending NDA, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

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

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A drug candidate approved on this basis is subject to rigorous post marketing compliance requirements, including the completion of Phase 4 or post approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post approval studies or confirm a clinical benefit during post marketing studies will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by the FDA unless otherwise informed by the FDA.

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

The FDA must refer applications for drugs that contain active ingredients, including any ester or salt of the active ingredients, which have not previously been approved by the FDA to an advisory committee or provide in an action letter a summary of the reasons for not referring it to an advisory committee. The FDA may also refer drugs which present difficult questions of safety, purity or potency to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has set the review goal of 10 months from the 60-day filing date to complete its initial review of a standard NDA for a new molecular entity, or NME, and make a decision on the application. For priority review applications, the FDA has set the review goal of reviewing NME NDAs within six months of the 60-day filing date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal, and the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding the submission during the review period that amends the original application.

Once the FDA’s review of the application is complete, the FDA will issue either a Complete Response Letter, or CRL, or approval letter. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing or other information or analyses in order for the FDA to reconsider the application in the future. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

•

The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made and investment and ownership interested held in the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•

Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to drug pricing and payments and other transfers of value to physicians and other healthcare providers and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which, among other things, included changes to the coverage and payment for products under government health care programs. The ACA included provisions of importance to our potential product candidate that:

•

created an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

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

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•	a licensure framework for follow-on biologic products;
•

establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

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

There remain numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, and the Trump Administration has issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or biologics. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, effective as of January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain of the ACA’s mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act, or TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit

upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, as well as policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the MFN rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed, and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Human Capital Resources

As of December 31, 2021, we had 121 full-time employees, including 65 employees with an M.D. and/or Ph.D. degree. Of these full-time employees, 90 employees were engaged in research and development activities and 31 employees were engaged in general and administrative activities. We presently have nine senior leaders, five of whom serve as executive officers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are posted on our website, www.c4therapeutics.com, under the heading “Corporate Governance” and are available in print to any person who requests copies by contacting us by calling (617) 231-0700 or by writing to C4 Therapeutics, Inc., 490 Arsenal Way, Suite 200, Watertown, Massachusetts 02472, Attention: Corporate Secretary.

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

We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $83.9 million, $66.3 million, and $34.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $267.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	initiate, conduct, and successfully complete first-in-human and later-stage clinical trials of our product candidates and as we expand the scope of our proprietary research and development portfolios;
•	leverage our TORPEDO platform to identify and then advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our TORPEDO platform;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional personnel, including in areas such as clinical development, regulatory, quality, scientific, and general and administrative positions; and
•	add operational, financial and management information systems and personnel, including personnel to support our ongoing research and development and potential future commercialization efforts.

Further, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses.

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

We had cash, cash equivalents, and marketable securities of approximately $451.5 million as of December 31, 2021. We believe that these funds, together with future payments expected to be received under existing collaboration agreements will be sufficient to fund our existing operating plan through the end of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing, progress, costs and results of our ongoing and planned first-in-human Phase 1/2 clinical trials for our product candidates and any future clinical development of those product candidates;
•	the scope, progress, costs and results of preclinical and clinical development for CFT7455 and our other product candidates and development programs;
•	the number and development requirements of other product candidates that we pursue;
•	the success of our ongoing collaborations with Biogen, Roche and Calico;
•	the costs, timing and outcomes of regulatory review of our product candidates;
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

Our current cash, cash equivalents, and marketable securities will not be sufficient for us to fund any of our product candidates through regulatory approval. As a result, we will need to raise substantial additional capital to complete the development and commercialization of our product candidates. Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Adequate additional funds may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

The ongoing global COVID-19 pandemic could continue to adversely impact our business, including our discovery programs, preclinical studies and development programs, supply chain and business development activities.

The COVID-19 pandemic, which began in December 2019 and remains ongoing, has spread worldwide and caused governments worldwide to implement measures to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, business shutdowns and other measures. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Additionally, the potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in the initiation or conduct of our trials. While COVID-19 vaccines are now actively being distributed in the United States and around the world, the vaccines have not been universally adopted by and distributed throughout the global population and new strains of COVID-19 have accelerated and expanded the continued spread of this pandemic. As a result, the future progression of the pandemic, the definition and establishment of a new normal, and its effects on our business and operations remain uncertain. In addition, any delays in foreign shipments coming into the United States could also impact our preclinical study or clinical trial plans.

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that could affect our ability to initiate and complete discovery or preclinical research activities, or clinical trials. These disruptions may arise from staffing shortages or difficulties in procuring items that are essential for our research and development activities, including, due to shortages arising in raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials or animals that are used for discovery and/or preclinical testing. For example, as recently as February 2022, the FDA acknowledged the worldwide shortage of non-human primates and released guidance encouraging sponsors of clinical trials to consider the use of other non-rodent species in their non-clinical toxicity studies.  However, this guidance is in effect only for the duration of the public health emergency related to COVID-19, as declared by the Department of Health and Human Services and the FDA has announced that it intends to revise and replace this guidance within sixty days following the termination of the public health emergency.  As a result, if we were to elect to use an alternate species for our non-clinical toxicity studies under this guidance, it is possible that we might not be able to initiate and conduct the necessary non-clinical toxicity studies in non-human primates in a timely and cost-effective manner in the future if or when this temporary FDA guidance expires. We and our CROs and CMOs may face disruptions related to our clinical trials arising from potential delays in IND-enabling studies, manufacturing disruptions and/or the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing. To date, we have experienced delays at certain clinical sites which, due to staffing constraints or other internal policy requirements, have not been able to complete site activation activities or enroll patients in our clinical trial as quickly as likely would have been possible absent the ongoing COVID-19 pandemic.

Further, the impact of the ongoing COVID-19 pandemic to our operations remains uncertain. For example, at various times throughout the COVID-19 pandemic, we have elected to close our office and laboratory spaces in our Watertown, Massachusetts facility or otherwise restrict access to our facility to only that subset of our employees whose work must necessarily be performed in our laboratories, transitioning our remaining employees to work from home. While the ongoing impact of this pandemic remains uncertain, we believe the redundancies we have in place between our China and India based CROs and our Watertown, Massachusetts-based laboratory staff, as well as the transition of employees to remote work arrangements as and when needed, have generally mitigated the impact of these disruptions on our business. However, it also remains possible that we will see delays in some of our preclinical research and clinical development activities if the spread and resurgence of COVID-19 continue to arise in the greater Boston area and/or in various parts of the world, which may continue until the impacts of COVID-19, and its various variants, are better mitigated and addressed.

The response to the ongoing COVID-19 pandemic may result in the redirection of resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. For example, as of May 26, 2021, the FDA noted that it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards, including for oncology product development. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

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

In June 2020, we entered into a credit agreement and guaranty, or the Credit Agreement, with Perceptive Credit, an affiliate of Perceptive Advisors LLC, or Perceptive Advisors, which is one of our significant stockholders. The Credit Agreement provided for a $20.0 million senior secured delayed draw term loan facility. The Credit Agreement is secured by a lien on substantially all of our and our subsidiaries’ assets, including, but not limited to, shares of our subsidiaries, our current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment, and contract rights. The Credit Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are subject to customary exceptions, limit our ability to, without Perceptive Credit’s prior written consent, effect any of the following, among other things:

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

Under this facility, as of December 31, 2021, we drew down on the first tranche of $12.5 million. We elected not to draw down on the second tranche of $7.5 million, which expired on June 30, 2021.

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

Until the time, if ever, when we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Biogen, Roche and Calico, we do not currently have any committed external source of funds. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of any securities we may issue in the future may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Pursuant to the Credit Agreement, we granted Perceptive Credit a warrant that enabled Perceptive Credit to purchase 338,784 shares of our common stock and Perceptive Credit exercised this warrant in May 2021 on a cashless basis. Covenants in the Credit Agreement impose certain limitations and obligations on us, including restrictions on our ability to incur additional debt and to enter into certain business combinations without Perceptive Credit’s prior written consent.

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

We are a clinical-stage biotechnology company and, while we commenced a clinical trial of CFT7455 in June 2021 and anticipate commencing a clinical trial of CFT8634 in the first half of 2022, all of our other product candidates are currently in preclinical development or in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates, including CFT7455, CFT8634, CFT1946, and CFT8919. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	sufficiency of our financial and other resources;
•	successful initiations and completion of preclinical studies;

•	successful submission and clearance of INDs and initiation of clinical trials;
•	successful patient enrollment in, and conduct and completion of, clinical trials;
•	receipt and related terms of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent or trade secret protection and regulatory exclusivity for our product candidates;
•	making suitable arrangements with third-party manufacturers for both clinical and commercial supplies of our product candidates;
•	developing product candidates that achieve the therapeutic properties desired and appropriate for their intended indications;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party coverage and adequate reimbursement;
•	establishing a continued acceptable safety profile of our products and maintaining that profile following approval; and
•	effectively competing with other therapies.

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

We have limited experience as a company in completing IND-enabling preclinical studies and, while we commenced clinical development of CFT7455 and have received notice from the FDA that our CFT8634 clinical trial may proceed, we have limited experience as a company in commencing, enrolling and conducting clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies will be completed on time, that we will submit INDs in a timely manner, that any INDs we submit will be cleared by the FDA in a timely manner, if at all, or if our planned clinical trials will begin, enroll or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For each of CFT7455 and CFT8634, we have entered into a master services agreement with a CRO to lead our first-in-human Phase 1/2 clinical trial for the applicable product candidate. There can be no assurance that we will be able to negotiate and enter into additional master services agreements with these or other CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis or at all.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency, purity and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

Before obtaining regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete. Further, the outcome of these activities is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes and, because most of our product candidates are in an early stage of development and have never been tested in humans, there is a high risk of failure. In addition, because targeted protein degraders are a relatively new class of product candidates, any failures or adverse outcomes in preclinical or clinical testing seen by other developers in this class could materially impact the success of our programs. We may never succeed in developing marketable products.

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

Additionally, we expect that the first clinical trials for our product candidates may be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. This is the case with the ongoing first-in-human clinical trial of CFT7455 and will be the case with our planned first-in-human clinical trial of CFT8634. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

While we commenced a clinical trial of CFT7455 in June 2021 and are planning to commence a clinical trial of CFT8634 in the first half of 2022, we have not yet initiated clinical trials for any of our other product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition and prospects.

Drug development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

While we commenced a clinical trial of CFT7455 in June 2021 and are planning to commence a clinical trial of CFT8634 in the first half of 2022, all of our other product candidates are still in preclinical development or in the discovery stage at this time and the risk of failure for all of our product candidates remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely initiation, completion or outcome of our preclinical studies and, other than in the cases of CFT7455 and CFT8634, where the FDA has cleared the IND for our planned first-in-human study of the drug candidate, we cannot predict if the FDA or similar regulatory authorities outside the

United States will allow us to commence our proposed clinical trials or if the outcome of our preclinical studies ultimately will support the further development of any of our product candidates.

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
•

clinical staffing shortages, including but not limited to the lack of appropriately trained or experienced clinical research associates or medical staff at the institutions where we conduct our clinical trials, may cause delays or create other challenges to the timely and efficient conduct of our clinical trials;

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

Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. While we commenced a clinical trial for CFT7455 in June 2021 and are planning to commence a clinical trial of CFT8634 in the first half of 2022, we do not know whether any of our other preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.

Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually systemic anti-cancer therapy (e.g., chemotherapy), surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy has been shown to not be effective. Our ongoing clinical trial for CFT7455 and our anticipated clinical trials for our other drug candidates will be with patients who have received one or more prior treatments and we expect that we would initially seek regulatory approval of these product candidates for second-line or third-line therapy. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any approvals for first-line therapy, we may have to conduct additional clinical trials.

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

Targeted protein degradation is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation including Arvinas, Inc., BioTheryX, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Kymera Therapeutics, Inc., Lycia Therapeutics, Inc., Monte Rosa Therapeutics, Inc., NeoMorph Inc., Nurix Therapeutics, Inc. , Proteovant Therapeutics, Inc., Treeline Biosciences, Inc., and Vividion Therapeutics, Inc. (a subsidiary of Bayer AG). Further, several large pharmaceutical companies have disclosed investments and research in this field, including Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc. and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies. For example, we understand that Adaptimmune Limited, Foghorn Therapeutics, Inc. and GlaxoSmithKline plc are pursuing the development of therapies for patients with synovial sarcoma.

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

As of December 31, 2021, we had $152.2 million federal net operating loss carryforwards and $216.8 million gross in United States state net operating loss carryforwards, portions of which expire at various dates through 2041. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the TCJA, as modified by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, federal net operating losses generated in tax years beginning after 2017, if any, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 will be limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). The CARES Act temporarily allows us to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior years. It is uncertain how various states will respond to the TCJA, the CARES Act or any newly enacted federal tax law. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, including a California franchise tax law change limiting the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

As of December 31, 2021, we also had United States federal and state research and development tax credit carryforwards of $7.3 million and $2.9 million, respectively, which expire at various dates through 2041. These tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a study of ownership changes from inception through December 31, 2020, which concluded that we experienced ownership changes as defined by Section 382 of the Code. However, there were no net operating loss carryforwards that were limited or expired unused. We have not updated the study to assess whether a change of ownership has occurred during 2021. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, including as a result of our initial public offering, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, that will harm our future operating results by effectively increasing our future tax obligations.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect and, even if we are able to, the FDA may not permit us to proceed with our planned clinical trials.

We have limited experience as a company in preparing, submitting to and receiving clearance from the FDA on INDs. We submitted our first IND to the FDA in December 2020, for CFT7455 and, in January 2021, the FDA informed us that we are permitted to proceed with our first-in-human clinical trial for this product candidate. We submitted an IND for CFT8634 in November 2021 and in December 2021, the FDA informed us that we are permitted to proceed with our first-in-human clinical trial for this product candidate. We plan to submit an IND application and begin a Phase 1 trial in BRAF V600X driven cancers including melanoma, colorectal and NSCLC for CFT1946 in the second half of 2022 and submit an IND for CFT8919 in 2023. While this is our current expectation, we may not be able to file our planned INDs or INDs for other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with

IND-enabling studies, we may determine that additional IND-enabling studies are warranted, or we may face delays due to the ongoing global COVID-19 pandemic. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to modify, abandon or limit our further clinical development of those product candidates.

While we commenced a clinical trial of CFT7455 in June 2021 and are planning to commence a clinical trial of CFT8634 in the first half of 2022, all of our other product candidates are still in the preclinical or discovery stages at this time, which means that we have not yet evaluated any of our other product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that any of the product candidates developed through our TORPEDO platform will not cause undesirable side effects, which could arise at any time during preclinical or clinical development.

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

The results of preclinical studies may not be predictive of the results of clinical trials and the results of early-stage clinical trials may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when those trials are completed or in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials or the designs of these trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of the dose escalation portion of our ongoing and planned first-in-human Phase 1/2 clinical trials of our product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any setbacks of this nature in our clinical development could materially harm our business, financial condition, results of operations and prospects. In addition, we may conduct some of our clinical trials in a combination Phase 1/2 design and, if the Phase 1 portion of the trial is not successful, we will not be allowed to proceed into the Phase 2 portion of the trial.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our timelines for submitting for and receiving necessary marketing approvals could be delayed or prevented.

We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the

United States. In June 2021, we advanced CFT7455 into first-in-human Phase 1/2 clinical trials in MM and NHLs, including PTCL and MCL, and we are planning to advance our other lead product candidates into first-in-human Phase 1/2 clinical trials. While we believe that we will be able to enroll a sufficient number of patients into each of these clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications, either generally or specifically during the ongoing COVID-19 pandemic. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:

•	the severity of the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidates offered in the clinical trials;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the availability of suitable and sufficient staffing at clinical trial sites;
•	the burden on patients due to the scope and invasiveness of required procedures under clinical trial protocols, some of which may be inconvenient and/or uncomfortable;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients; and
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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials that we may conduct are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In addition, preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being different, potentially in material ways, from the preliminary data we previously announced or published. As a result, interim and preliminary data should be viewed with caution until final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation, business, financial condition, results of operations and prospects.

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

We are currently relying on a CRO to conduct our ongoing first-in-human Phase 1/2 clinical trial program for CFT7455. We expect that we will also rely on CROs to conduct our planned first-in-human Phase 1/2 clinical trial programs for our other lead programs, as well as any other clinical trials we may initiate in the future, as we currently do not plan to independently conduct clinical trials of any of our other product candidates. Additionally, we must contract with third-party research sites for the conduct of our clinical trials. Our agreements with these CROs and sites might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements, we would experience delays in our product development activities.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on CMOs for both drug substance and finished drug product. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts, including where a pre-approval inspection or an inspection of manufacturing sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, if still then in effect, FDA is unable to complete those required inspections during the review period.

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

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside of the United States. Some of our molecules are highly potent and, in the absence of additional safety data, they receive a high occupational exposure band, or OEB. These assigned OEBs dictate the containment and other precautions that must be taken as part of the manufacture of our product candidates and, for molecules with high OEB designations, serve to limit the number of CMOs who are qualified to manufacture our molecules. Our failure, or the failure of our CMOs, to comply with applicable regulations, including the ability of our CMOs to work with our highly potent materials and the safety protocols in connection therewith, could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us, particularly, in some cases, given the potency of our compounds.

Any performance failure or delay in performance on the part of our existing or future manufacturers could delay clinical development or marketing authorization. For example, in the past, our contract drug product manufacturer had a mechanical issue arise in connection with a manufacturing step for a manufacturing run for our CFT7455 product candidate. While this issue did not ultimately delay the timing of submission of our IND for CFT7455, in the future, we could experience a manufacturing issue that would have a material impact on development of our product candidates and the occurrence of an event of this nature would largely be outside of our control. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If our current CMOs cannot perform as agreed, we may be required to replace them. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any replacement manufacturers or we may not be able to reach agreement with any alternative manufacturer. While we have identified alternate vendors for some of the manufacturing work related to CFT7455 and CFT8634, switching vendors could result in significant additional costs of materials and significant delays to our operations and we may be constrained in the vendors we can select, particularly for compounds that have high OEB designations.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Additionally, we currently rely on single source suppliers for a portion of our supply chain for our preclinical and clinical trial supplies. If our current or future suppliers, whether for raw materials, drug substance or drug product, are unable to supply us with sufficient materials for our preclinical studies and clinical trials, we may experience delays in our development efforts as we locate and qualify new suppliers or manufacturers.

The third-party manufacturers on whom we rely may incorporate their own proprietary processes into our product candidate manufacturing processes. We have limited control and oversight of a third party’s proprietary manufacturing processes. If a third-party manufacturer were to modify its processes, those modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, both of which could significantly increase the cost of and significantly delay the manufacture of our product candidates.

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

In addition, as we advance our product candidates into later stage clinical trials and plan for the potential commercialization of our product candidates, we may determine that it is necessary or appropriate to bring on additional suppliers of drug product and/or drug substance, which could result in changes to the manufacturing processes for our product candidates and may require us to provide additional information to regulatory authorities. If we were to bring on additional CMOs for our product candidates, we may also be required to demonstrate analytical comparability and/or conduct additional bridging studies or trials, all of which would require additional time and expense.

We have existing collaborations with third parties under which we are engaged in the research, development and commercialization of certain product candidates. If any of these collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates. In addition, these collaborations could impact our intellectual property rights.

Previously, we entered into the following collaborations, which involve our research programs:

•	a collaboration agreement with Roche in December 2015, which we amended and restated in December 2018 and further amended in November 2020 and updated as to included targets in November 2021;
•	a collaboration agreement with Calico in March 2017, which was extended in respect of one program in September 2021; and
•	a collaboration agreement with Biogen in December 2018, which was amended in February 2020.

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

Further, if our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us or elects not to pursue a program within a collaboration, we may not receive any future research funding or milestone or royalty payments under that collaboration or in respect of that terminated program. If that were to happen, we might decide to abandon the program or to move the program forward on our own, which would require us to devote additional resources to the program on a going-forward basis. In addition, if one of our collaborators terminates its agreement with us generally or with respect to a specific target, which they are permitted to do for convenience with between 90 and 270 days’ notice or in connection with a material breach of the agreement by us that remains uncured for a specified period of time, we may find it more difficult to attract new collaborators and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval and commercialization described in this report apply to the activities of our collaborators.

It is also possible that our collaborators may not properly obtain, maintain, enforce or defend the intellectual property or proprietary rights arising out of our licensed programs or may use our proprietary information in a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Roche, Biogen and Calico have the first right to enforce, and Roche also has the first right to defend, certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs and, although we may have the right to assume the enforcement and defense of these intellectual property rights if our collaborator does not, our ability to do so may be compromised by their actions. In addition, if any licensed program were later to revert to us, our ability to protect any intellectual property or other proprietary rights associated with that program would be impacted by the intellectual property filings made or other steps taken by our collaborator prior to program reversion. Further, our collaborators may own or co-own intellectual property covering our products that results from our collaborating with them and, in cases where that applies, we would not have the exclusive right to commercialize the collaboration intellectual property.

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

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process for these sorts of transactions is time-consuming, complex and expensive. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval. Additionally, our existing partners may decide to acquire or partner with other companies developing targeted protein degraders or directed at the targets or indications to which our product candidates are directed, which may have an adverse impact on our business prospects, financial condition and results of operations.

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

As a company, we currently have no marketing and sales organization and no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

As a company, we currently have no sales, marketing or distribution capabilities and no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if or when we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	termination of clinical trials;
•	withdrawal of marketing approval, product recall, restriction on the approval or a “black box” warning or contraindication for an approved drug;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation and/or increased product liability insurance costs;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	injury to our reputation and significant negative media attention;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

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

The patent position of the biopharmaceutical industry generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned, co-owned or licensed patents or pending patent applications, or that we were the first inventors to file for patent protection of those inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights or those of our collaborators are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent or other laws in the United States and other countries may diminish the value of our patents and potential applications, narrow the scope of our patent protection, or cause us to be required to pay royalties to third parties. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Competitors may infringe our issued patents, the patents of our licensors or collaborators or our other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive, time-consuming and unpredictable. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensors or collaborators is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being or actually invalidated, held unenforceable or interpreted narrowly. Even if we successfully assert our patents, a court may not award remedies that sufficiently compensate us for our losses. In addition, we may not have sufficient financial or other resources to seek to enforce our patents adequately against perceived infringers, which could have a material and adverse effect on the profitability of our products.

We may need to license intellectual property from third parties and licenses of this nature may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, which are important or necessary to the development of our products or our collaborators’ products. It may, therefore, be necessary for us to use the patented or proprietary technology of a third party to commercialize our own technology or products or those of our collaborators, in which case we or our collaborators would be required to obtain a license from that third party. A license to that intellectual property may not be available or may not be available on commercially reasonable terms, which could have an adverse effect on our business and financial condition.

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

A number of other companies, as well as universities and other organizations, file and obtain patents in the same areas as our products, which are targeted protein degraders, or our platform technologies and these patent filings could be asserted against us or our collaborators in the future, which could have an adverse effect on the success of our business and, if successful, could lead to expensive litigation that could affect the profitability of our products and/or prohibit the sale or use of our products.

Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., AstraZeneca PLC, Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), Beigene Co. Ltd., BioTheryX, Inc., Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics SA, Cullgen, Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Foghorn Therapeutics, Inc., GlaxoSmithKline PLC, Janssen Biotech, Inc., Kymera Therapeutics, LLC., Nurix Therapeutics, Inc., Monte Rosa Therapeutics, AG, Novartis AG, Nurix Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., Proteovant Therapeutics, Inc., Roche AG, the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc. and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.

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

In 1997, as part of the Food & Drug Administration Modernization Act, or FDAMA, Congress enacted a law that provides incentives to drug manufacturers who conduct studies of drugs in children. The law, which provides six-months exclusivity in return for conducting pediatric studies, is referred to as the “pediatric exclusivity provision.” If we were to conduct clinical trials that comply with the FDAMA, we could receive an additional six-month term added to our regulatory data exclusivity period and on the patent term extension period, if received, on our product. However, if we choose not to carry out pediatric studies that comply with the FDAMA or carry out studies that are not accepted by the FDA for this purpose, we will not receive this additional six-month exclusivity extension to our data exclusivity or our patent term extension.

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

The time required to obtain approval by the FDA and foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any product candidate, and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future (independently or with one of our collaboration partners), will ever obtain marketing approval.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such a designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA of a product candidate. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for our lead product candidates and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designations.

A Fast Track designation by the FDA, even if granted for one or all of our lead product candidates, or any of our other current or future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

At various times, we may seek Fast Track designation for one or more of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for one or all of our lead product candidates and/or certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates and we might only be successful in receiving a Fast Track designation from the FDA for a product candidate after applying on more than one occasion. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the receipt of a Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant a Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive a Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw a Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

We have obtained Orphan Drug Designation for CFT7455 and if we decide to seek Orphan Drug Designation for any other current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

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

We may also seek Orphan Drug Designations for CFT8634, CFT1946, CFT8919 and/or some or all of our other current or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain an Orphan Drug Designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, even if we seek Orphan Drug Designation for other product candidates, we may never receive these designations. For example, the FDA has expressed concerns regarding the regulatory considerations for Orphan Drug Designation as applied to tissue agnostic therapies and the FDA may interpret the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, in a way that limits or blocks our ability to obtain an Orphan Drug Designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

Accelerated approval by the FDA, even if granted for one or all our lead product candidates, or any other current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek accelerated approval of our lead product candidates and may seek approval of future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, unless informed to the contrary, the FDA currently requires pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval for any of our product candidates, we may not experience a faster development or regulatory review or approval process. Further, receiving accelerated approval does not provide assurance of ultimate full FDA approval.

Our relationships with customers, healthcare providers, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws and other healthcare laws and regulations. If we are unable to comply or have not fully complied with these laws, we could face substantial penalties.

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute our product candidates, if we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to: (i) prevent fraud, kickbacks, self-dealing and other abusive practices, (ii) guarantee the security and privacy of health information, and (iii) increase transparency around the financial relationships between physicians, teaching hospitals and manufacturers of drugs, medical devices and biologics. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements. See the sections entitled “Business — Other Healthcare Laws” and “Business — Healthcare Reform.”

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

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid or TRICARE in the United States), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. See the section entitled “Coverage and Reimbursement.”

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

Lastly, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, countries in the European Union, or EU, Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between EU Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices in the European Union tend to be significantly lower than prices in the United States.

Enacted and future healthcare legislation may increase the difficulty and cost for us to progress our clinical programs and obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Business — Healthcare Reform.” .

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

The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. Further, the California Consumer Privacy Act of 2018, or the CCPA, went into effect in January 2020. The CCPA provides new data privacy rights for consumers and new operational requirements for companies, including placing increased privacy and security obligations on entities handling certain personal data of consumers or households. These requirements could increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The new California law may lead to similar laws in other U.S. states or at a national level, which could increase our potential liability and adversely affect our business, which exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various international jurisdictions. For example, European legislators adopted the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR further implemented through binding guidance by the European Data Protection Board, or EDPB, (and supplemented by national laws in individual EU member states), imposes more stringent data protection compliance requirements and provides for more significant penalties for noncompliance in Europe. The GDPR creates new compliance obligations that may be applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 of the GDPR).

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

We are taking steps to comply with the GDPR as appropriate and as and when applicable to us, but this is an ongoing compliance process. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU.

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
•

managing our internal development efforts effectively, including the clinical and FDA review process for our lead product candidates and any other product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance into clinical development and, if approved, commercialize our lead product candidates and any of our other product candidates we develop will depend, in part, on our ability to effectively manage any future growth. Due to our limited financial resources and the limited experience of our management team in managing a company with this type of anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Further, research at our Chinese and Indian CROs also exposes us to various risks, including regulatory, economic, and political instability, potentially unfavorable tax, import and export policies, fluctuations in foreign exchange and inflation rates, international and civil hostilities, terrorism, natural disasters and pandemics.

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

We have broad discretion in the use of the capital we have raised and may not use our capital effectively.

Our management has broad discretion in the application of the net proceeds from our prior financings, including our initial and follow-on public offerings, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have an adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our prior financing activities in a manner that does not produce income or that loses value.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance and insurance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, our auditors were not required to formally attest to the effectiveness of our internal control over financial reporting. As of the end of our fiscal year ended December 31, 2021, we qualified as a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act and, as a result, ceased to qualify as an emerging growth company. Accordingly, commencing with this Annual Report on Form 10-K for the year ended December 31, 2021, we are required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts.

We will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Further, we cannot assure you that the measures we have taken in the past or will take in the future will prevent the occurrence of future material weaknesses or significant deficiencies in our internal control over financial reporting. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets and restrict our future access to the capital markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently lease approximately 111,611 square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in 2032. We believe that our facilities are sufficient to meet our current needs for the foreseeable future and that suitable additional space will be available as and when needed.

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

Holders

As of February 15, 2022, there were approximately 51 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

None.

Use of proceeds from registered securities

In October 2020, our Registration Statement on Form S-1 (No. 333-248719) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 11,040,000 shares of common stock, including 1,440,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option, at a public offering price of $19.00 per share for aggregate net cash proceeds of $191.2 million, after deducting underwriting discounts, commissions and offering costs. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The sale and issuance of 11,040,000 shares closed on October 6, 2020. Jefferies LLC, Evercore Group L.L.C., BMO Capital Markets Corp. and UBS Securities LLC acted as joint book-running managers for the offering. Upon commencement, the offering did not terminate until the sale of all the shares offered.

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

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2021.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to advancing targeted protein degradation science to develop a new generation of small-molecule medicines to transform how disease is treated. We leverage our proprietary technology platform, TORPEDO (Target ORiented ProtEin Degrader Optimizer), to efficiently design and optimize small-molecule medicines that harness the body’s natural protein recycling system to rapidly degrade disease-causing protein, offering the potential to overcome drug resistance, drug undruggable targets and improve patient outcomes. We are using our TORPEDO platform to advance multiple targeted oncology programs to the clinic while expanding the platform to deliver the next wave of medicines for difficult-to-treat diseases.

Our most advanced product candidate, CFT7455, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3, currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs, including peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL. We initiated a first-in-human Phase 1/2 clinical trial for this product candidate in June 2021 and a number of sites are presently open and enrolling patients.

We are also developing CFT8634, an orally bioavailable BiDAC degrader of a protein target called BRD9, for synovial sarcoma and SMARCB1-deleted solid tumors. In December 2021, the FDA cleared the IND application for CFT8634, and we expect to dose the first patient in a first-in-human Phase 1/2 clinical trial of this product candidate in the first half of 2022.

Further, we are developing CFT1946, an orally bioavailable BiDAC degrader specifically targeting V600X mutant BRAF to treat melanoma, non-small cell lung cancer, or NSCLC, colorectal cancer and other solid malignancies that harbor this mutation. We expect to submit an IND for this product candidate and begin a first-in human Phase 1/2 clinical trial in BRAF V600X driven cancers including melanoma, NSCLC and colorectal cancer in the second half of 2022. In November 2021, we regained rights to our BRAF program from Roche after our companies mutually agreed to terminate our agreement solely with respect to the BRAF target, enabling us to move this program forward independently.

Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in NSCLC. We expect to complete IND-enabling activities for this product candidate by the end of 2022.

Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against both clinically-validated and currently undruggable targets. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology as well as in therapeutic areas such neurodegenerative diseases. We also believe there are many other therapeutic areas and indications where leveraging our TORPEDO platform to develop novel degraders may be advantageous.

Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses were $83.9 million, $66.3 million, and $34.1 million for the years ended December 31, 2021, 2020, and 2019 respectively. As of December 31, 2021, we had an accumulated deficit of $267.7 million.

Our total operating expenses were $127.9 million, $93.6 million, $56.8 million and for the years ended December 31, 2021, 2020, and 2019 respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:

•	initiate, conduct, and successfully complete first-in-human and later-stage clinical trials of our product candidates and as we expand the scope of our proprietary research and development portfolios;
•	leverage our TORPEDO platform to discover and then advance additional product candidates into preclinical and clinical development;
•	expand the capabilities of our TORPEDO platform;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional personnel, including in areas such as clinical development, regulatory, quality, scientific, and general and administrative positions; and
•	add operational, financial and management information systems and personnel, including personnel to support our ongoing research and development and potential future commercialization efforts.

As a result of these anticipated expenditures, we will need substantial additional funding to support our operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, debt offerings, reimbursements and potential milestones earned under our existing collaboration agreements and potential license and development agreements with third parties, including but not limited to our existing collaboration partners. Adequate funding may not be available to us on acceptable terms, or at all.

Our net losses and cash flows may fluctuate significantly from period to period depending on, among other things, variations in the level of our expenses and the execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under these types of arrangements.

Financial Operations Overview

Revenues

As previously discussed, to date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenues to date have been generated through research collaboration and license agreements. We recognize revenue over the expected performance period under each agreement. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under any of our existing collaboration agreements.

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

In November 2020, we signed a further amendment to the Roche Agreement that created a mechanism through which we and Roche can mutually agree to terminate the Roche Agreement on a target-by-target basis by the entry into a Mutual Target Termination Agreement. Upon a termination of this nature, the Roche Agreement, as amended, provides that all rights in know-how and intellectual property in support of products that use inhibition as their mode of action, referred to as the Roche Field, will revert to Roche and all rights in respect of know-how and intellectual property in support of products that use degradation as their mode of action, referred to as the C4T Field, will revert to us. Further, this amendment states that, following the entry into a Mutual Target Termination Agreement, Roche will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the Roche Field and we will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the C4T Field. In support of this allocation of rights, under the amendment, Roche provided us, and we provided Roche, with a perpetual, irrevocable, fully paid up, exclusive (even as to party granting the license), sublicensable (including in multiple tiers) license to the patents that are allocated to a party under the mutual target termination agreement and a perpetual, irrevocable fully paid up, non-exclusive, sublicensable (including in multiple tiers) license to the know-how that is allocable to a party under the Mutual Target Termination Agreement. Through the entry into this amendment, we and Roche mutually agreed to terminate the Roche Agreement as to the target EGFR and, in November 2021, we entered into a Mutual Target Termination Agreement with Roche through which we agreed to terminate the Roche Agreement as to the target BRAF. Following this mutual target termination decision, the number of targets on which the parties shall continue to collaborate has been reduced to four, with Roche maintaining its option rights to license and commercialize products directed to those four targets. As a result, Roche is now free to pursue the targets EGFR and BRAF in the Roche Field and we are free to pursue the targets EGFR and BRAF in the C4T Field. All rights in and responsibility for know-how and intellectual property related to EGFR and BRAF in the Roche Field reverted to the Roche parties and all rights in and responsibility for know-how and intellectual property related to EGFR and BRAF in the C4T Field reverted to us, with Roche is in the process of assigning the relevant patents in the C4T Field to us.

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

Biogen also had the option to fund additional discovery activities, referred to as sandbox activities, whereby we performed discovery-type research at Biogen’s election to develop other potential targets that may be used as replacement targets for the initially nominated targets or two additional targets under the Biogen Agreement. Sandbox activities fully concluded on August 31, 2021. Revenues earned under this option, were recognized as services were performed and were not included in the transaction price at the outset of the arrangement. These research activities were reimbursed on a full-time equivalent, or FTE, basis at specified market rates. These additional discovery activities were purchased up to a maximum amount by Biogen on an à la carte basis at an amount consistent with standalone selling price. If Biogen exercised these options, we recognized revenue as those options were exercised.

Calico License Agreement

In March 2017, we entered into Collaboration and License Agreement, or the Calico Agreement, with Calico Life Sciences LLC, or Calico, whereby we agreed to collaborate to develop and commercialize a set number of targets for small molecule protein degraders for diseases of aging, including cancer, for a five-year period ending in March 2022. In August 2021, we provided Calico with an option to extend the research term with respect to a certain program for up to a one-year period ending in March 2023, such period referred to as the research term. In September 2021, Calico elected to exercise the option for a one-year extension of the research term for this specified program.

We provided Calico with a non-exclusive research license under our intellectual property to perform research activities and select and optimize degraders and develop products including the degraders. We also granted Calico a commercial license for any licensed products resulting from the development candidates supplied by us. We are required to perform research and development activities for the nominated targets over the applicable research term, with the intent to provide a development candidate for each target to Calico once the agreed-upon research is complete.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

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

We expect that our research and development expenses will continue to increase substantially in connection with our planned preclinical and clinical development activities.

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

We expect that our general and administrative expenses will continue to increase in the future to support increased research and development activities. These increases will likely include increased costs related to the hiring of additional personnel; fees to outside consultants, lawyers and accountants; director and officer insurance costs, among other expenses. and investor and public relations costs.

Other (Expense) Income

Other (expense) income, net primarily consists of the following:

•

interest expense and amortization of our long-term debt, and change in the fair value of warrant liability, which are discussed in greater detail in Note 9, Long-term debt and warrant – related party; and

•	interest income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities.

Results of Operations

Comparison of years ended December 31, 2021, 2020, and 2019

Revenue

Revenue from our collaboration and license agreements consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenue from collaboration agreements:
Roche Agreement	$19,379	$9,051	$6,409
Biogen Agreement	15,720	9,913	2,432
Calico Agreement	10,686	14,231	12,540
Total revenue from collaboration agreements	$45,785	$33,195	$21,381

The $12.6 million increase in revenue in the year ended December 31, 2021 as compared to the year ended December 31, 2020 is primarily driven by:

•	a $10.3 million increase in revenue recognized under the Roche Agreement primarily as a result of the termination of the Roche Agreement as to the BRAF target;

•

a $5.8 million increase in revenue recognized under the Biogen Agreement due to additional work on the nominated targets and, as a result, additional revenue recognized from the $6.0 million of milestones earned during the year; and

These were offset by a $3.5 million decrease in revenue recognized under the Calico Agreement, primarily driven by a decrease in FTE reimbursements and the impact of the one-year extension of the term of the Calico Agreement’s with respect to one of the research programs in that collaboration.

The $11.8 million increase in the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily stems from:

•	a $2.6 million increase in revenue recognized under the Roche Agreement due to additional work on three targets;
•

a $7.5 million increase in revenue recognized under the Biogen Agreement due additional revenue recognized from the $4.0 million milestone earned in June 2020, additional work on the initial three targets nominated, and an increase in sandbox related revenue of $2.3 million; and

•	a $1.7 million increase in revenue recognized under the Calico Agreement primarily related to additional FTE reimbursement received in 2020 resulting from additional work on Calico targets.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development expenses:
Preclinical and development expenses	$46,012	$42,025	$22,202
Personnel expenses	29,142	20,135	14,085
Facilities and supplies	8,805	9,496	8,933
Professional fees	5,625	4,816	1,573
Clinical expenses	2,661	—	—
Intellectual property	2,108	1,599	798
Other expenses	312	369	468
Total research and development expenses	$94,665	$78,440	$48,059

The $16.2 million increase in research and development expense in the year ended December 31, 2021 from the year ended December 31, 2020 is primarily driven by:

•

a $4.0 million increase in preclinical and development costs, primarily driven by an increase of $2.9 million of IND-enabling study costs and an increase in preclinical development costs of our various programs;

•

a $9.0 million increase in personnel expenses, representing salary and benefit costs, including a $6.5 million increase in stock-based compensation expense driven primarily by the increase in the fair value of our stock, and due to the buildout of our clinical development team; and

•	a $2.7 million increase in clinical costs resulting from the initiation of a Phase 1/2 clinical trial of CFT7455 in June 2021.

The $30.4 million increase in research and development expense for the year ended December 31, 2020 from the year ended December 31, 2019 was primarily due to:

•

a $19.8 million increase in preclinical and development costs, consisting of $11.9 million increase in preclinical development costs of our various programs, and $9.1 million of costs related to the IND submission for CFT7455;

•

a $6.1 million increase in personnel expenses, representing salary and benefit costs, including a $0.6 million increase in stock-based compensation expense, primarily due to the buildout of our clinical development team; and

•	a $3.2 million increase in professional fees, which primarily consists of consulting costs for our development activities.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Years Ended December 31,
	2021	2020	2019
General and administrative expenses:
Personnel expenses	$23,013	$7,929	$5,587
Professional fees	8,781	6,174	2,036
Other expenses	1,460	1,101	1,151
Total general and administrative expenses	$33,254	$15,204	$8,774

The $18.1 million increase in general and administrative expense in the year ended December 31, 2021 as compared to the year ended December 31, 2020 is primarily driven by:

•

a $15.1 million increase in personnel expenses, representing salary and benefit costs, including a $11.5 million increase in stock-based compensation expenses driven primarily by the increase in the fair market value of our stock, partially offset by lower severance expense in the current period compared to severance expense recognized in the three months ended March 31, 2020 resulting from the departure of our former Chief Executive Officer; and

•	a $2.6 increase in professional fees, which is driven primarily by increased insurance costs, consultant fees, and legal and audit fees, resulting from our transition to a public company.

The $6.4 million increase in general and administrative expense in the year ended December 31, 2020 from the year ended December 31, 2019 was primarily due to:

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

Other (Expenses) Income

The following table summarizes our other (expense) income (in thousands):

	Years Ended December 31,
	2021	2020	2019
Other (expense) income, net
Interest expense and amortization of long-term debt—related party	$(2,145)	$(1,229)	$—
Interest and other income, net	387	393	2,157
Change in fair value of warrant liability—related party	—	(5,676)	—
Total other (expense) income, net	$(1,758)	$(6,512)	$2,157

The $4.8 million change in other (expenses) income for the years ending December 31, 2021 as compared to the year ending December 31, 2020 was driven by the $5.7 million charge we incurred during the year-ended December 31, 2020 due to the increase in fair value of warrant liability associated with our long-term debt. This was partially offset by an increase of $0.9 million change resulting from interest expense and amortization of the discount related to our long-term debt, which was outstanding for the full year ended December 31, 2021.

The $8.7 million increase in interest and other income (expenses) for the year ending December 31, 2020 as compared to the year ending December 31, 2019 was primarily due to:

•	a $5.7 million charge due to the increase in fair value of warrant liability associated with our long-term debt, which, prior to our IPO, was revalued at each reporting period;
•	a $1.2 million change resulting from interest expense and amortization of the discount related to our long-term debt; and
•	a $1.8 million change in interest and other income resulting from lower interest rates earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue development of our programs. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and through payments from collaboration partners. As of December 31, 2021, we had cash, cash equivalents and marketable securities of approximately $451.5 million.

In June 2020 and July 2020, we closed the sale of shares of our Series B preferred stock, or the Series B Financing, with both existing and new investors. As part of the Series B Financing, we issued 142,857,142 shares of redeemable convertible Series B preferred stock at a purchase price of $1.05 per share, for aggregate net proceeds of $145.5 million. Upon completion of the IPO, all of our redeemable convertible preferred stock was automatically converted into shares of our common stock at a rate of 8.4335 shares of redeemable convertible preferred stock to one share of common stock.

In addition, in June 2020, we secured a $20.0 million credit arrangement with Perceptive Credit Holdings III, LP, or Perceptive Credit, an affiliate of one of the Series B Financing investors, whereby we borrowed $12.5 million at closing, bearing a variable interest rate of 11.25%, and had the option to draw down another $7.5 million. Our ability to draw down on this second tranche expired on June 30, 2021.

In October 2020, we completed our IPO in which we issued and sold 11,040,000 shares of common stock at a price to the public of $19.00 per share. The net proceeds from our IPO, including the full exercise of the underwriter’s overallotment option, were approximately $191.2 million.

In June 2021, we completed a follow-on public offering, at which time we sold 4,887,500 shares of our common stock, which number includes 637,500 shares of common stock that were issued to the underwriters when they exercised in full their overallotment option. Net proceeds from the follow-on offering, including the exercise in full of the underwriters’ option to purchase additional shares, were $169.5 million, after deducting underwriting discounts and commissions, and estimated expenses of $11.3 million.

In November 2021, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of December 31, 2021, no such sales have been made under the ATM Program.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net change in cash, cash equivalents and restricted cash:
Net cash (used in) provided by operating activities	$(86,965)	$(67,249)	$55,614
Net cash used in investing activities	(189,336)	(190,505)	(1,620)
Net cash provided by financing activities	171,400	348,932	244
Net change in cash, cash equivalents and restricted cash	$(104,901)	$91,178	$54,238

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was driven primarily by:

•	our net loss of $83.9 million;
•	a $25.1 million change in deferred revenue due to the recognition of revenue under our collaboration agreements;
•	a $6.1 million change in prepaid expenses and other current assets;
•	a $1.2 million change in accounts receivable; and
•	a $1.2 million change in accounts payable.

These amounts were offset by:

•	a $26.3 million of non-cash expense related to stock compensation expense, depreciation, accretion of discount on investments, and reduction in carrying amount of our right-of-use asset; and
•	a $4.4 million change in accrued expenses and other liabilities.

Net cash used in operating activities for the year ended December 31, 2020 was driven primarily by:

•	our net loss of $66.3 million;
•	a $12.2 million change in deferred revenue due to the recognition of revenue under our collaboration agreements; and
•	a $3.3 million change in prepaid expenses and other current assets.

These amounts were offset by:

•	a $11.9 million of non-cash expense related to depreciation, stock compensation expense, reduction in right-of-use asset, and change in fair value of warrant liability; and
•	a $2.6 million change in accrued expenses and other liabilities.

Net cash provided by operating activities for the year ended December 31, 2019 primarily consist of:

•	an $81.8 million decrease in accounts receivable related to the collection of up-front payments from our collaboration partners;
•

an $8.0 million due to changes in operating assets and liabilities, including increases in accounts payable and accrued expenses, stemming from increased clinical and preclinical efforts to advance our product candidates; and

•	a $4.3 million of non-cash expenses related to stock-based compensation expenses, depreciation expense, and reduction in right-of-use asset.

These amounts were offset by:

•	our net loss of $34.1 million; and
•	a $3.2 million change in deferred revenue due to the recognition of revenue under our collaboration agreements in 2019.

Investing Activities

The $189.3 million of net cash used in investing activities for the year ended December 31, 2021 was attributable to:

•	$188.1 million for the purchases of marketable securities, net of maturities; and
•	$1.3 million for the purchases of property and equipment.

The $190.5 million of net cash used in investing activities for the year ended December 31, 2020 was attributable to:

•	$189.9 million for the purchases of marketable securities, net of maturities; and
•	$0.7 million for the purchases of property and equipment.

The $1.6 million of net cash used in investing activities for the year ended December 31, 2019 was attributable to:

•	$1.3 million for the purchases of property and equipment; and
•	$0.3 million for the purchases of marketable securities, net of maturities.

Financing Activities

The $171.4 million of net cash provided by financing activities for the year ended December 31, 2021 is primarily driven by:

•	$169.5 million of proceeds from our follow-on offering, net of issuance costs paid; and
•	$2.3 million of proceeds from exercises of stock options.

The $348.9 million of net cash provided by financing activities for the year ended December 31, 2020 is primarily driven by:

•	$191.5 million of proceeds from our IPO, net of underwriting discount and offering costs paid in 2020;

•	$145.5 million of proceeds from our Series B Financing, net of issuance costs; and
•	$12.0 million of proceeds from issuance of long-term debt and warrant, net of issuance costs.

Funding Requirements

Since our inception, we have incurred significant operating losses and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to continue to incur costs associated with operating as a public company.

Specifically, we anticipate that our expenses will increase substantially in the future, if and as we:

•	continue our ongoing first-in-human Phase 1/2 trials of CFT7455 and initiate and conduct planned first-in-human Phase 1/2 trials for our other lead product candidates;
•	advance additional product candidates into preclinical and clinical development;
•	continue to invest in our proprietary TORPEDO platform;
•	advance, expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, quality and scientific personnel;
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
•

the progress and success of our collaborations with Roche, Biogen and Calico, including whether or not we receive additional research support or milestone payments from our collaboration partners upon the achievement of milestones;

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

As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen and Calico, we do not have any committed external source of funds as of December 31, 2021. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2021 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Contractual obligations:
Operating lease commitments (1)	$104,788	$7,349	$17,399	$18,459	$61,581
Long-term debt	12,500	—	12,500	—	—
Total contractual obligations	$117,288	$7,349	$29,899	$18,459	$61,581
(1)

Represents future minimum lease payments under our operating lease for our Watertown, Massachusetts office and laboratory space, including an additional space for which rent will commence in March 2022. The lease term is expected to expire in February 2032.

We enter into contracts in the normal course of business with third-party CROs for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material, and they are not included in the table above. We have not included milestone or royalty payments or other contractual payment obligations in the table above if the timing and amount of such obligations are unknown or uncertain.

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

We consider the pattern of satisfaction of the performance obligations under step (v) above to be a critical accounting estimate. More specifically, the determination of the level of achievement of research and development service performance obligations, whose pattern of satisfaction is measured using costs incurred to date as compared to total costs incurred and expected to be incurred in the future is driven by a critical accounting estimate.

In estimating the costs expected to be incurred in the future, management uses its most recent budget and long-range plan, adjusted for any pertinent information. While this is our best estimate as of the reporting period, costs expected to be incurred in the future require management judgment as the scope and timing of research and development activities may change significantly over time. We may adjust the scope of our research and development activities based on several factors, such as additional work needed to support advancement of product candidate or change in the number of patients in trials. Further, research and development services may no longer be within the scope of a collaboration agreement, as has been the case with certain of our programs. The timing of when research and development costs are expected to be incurred may change as a result of external factors, such as delays caused by manufacturing or supply chain, or difficulty in enrolling patients; or internal factors, such as prioritization of programs. Our estimate of the scope and timing of research and development services performed relative to the actual scope and timing may have a significant impact on revenue recognition.

Prepaid and Accrued Research and Development Expenses

As part of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of the accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. In addition, there may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense, in which case such amounts are reflected as prepaid expenses and other current assets. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could have a significant impact on reported amounts.

Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized in prepaid expenses and other current assets. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Operating Leases (Incremental Borrowing Rate)

We account for leases in accordance with ASC Topic 842, Leases, or ASC 842. Under ASC 842, at inception or upon modification of a lease arrangement, we may be required to remeasure our lease liabilities and the corresponding right-of-use assets. The lease liability is measured by calculating the present value of lease payments under the lease arrangement using the incremental borrowing rate. Incremental borrowing rate is the rate of interest that we would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term equal to the lease term in a similar economic environment.

Since the incremental borrowing rates implicit in our leases are not readily determinable, we use an estimated incremental borrowing rates based on the information available at commencement date in determining the discount rate used to calculate the present value of lease payments. As we have no recent external borrowings, the incremental borrowing rates are determined using information on indicative borrowing rates that would be available to us based on the value and borrowing term provided by financial institutions, adjusted for company and market specific factors. This determination requires management judgement, including when determining peer groups, our own risk profile, and when adjusting for company and market specific factors.

Although we do not expect our estimates of the incremental borrowing rates to generate material differences within a reasonable range of sensitivities, judgement is involved in selecting an appropriate rate, and the rate selected for our leases will have an impact on the value of the lease liability and corresponding right-of-use asset in the consolidated balance sheets.

Stock Options

We account for all stock-based awards granted to employees and non-employees as stock-based compensation expense at fair value. Our stock-based payments include stock options, restricted stock units, and grants of common stock, including common stock subject to vesting. The measurement date for awards is the date of grant, and stock-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis. Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes various assumptions, including the expected term of the award, the expected volatility and the expected risk-free interest rate over the expected term of the award, expected dividend payments, and the fair value of the common stock underlying the stock-based award.

We consider the expected volatility to be a critical accounting estimate. As we do not have sufficient trading history, we use the average historical volatiles of a representative group of publicly traded biopharmaceutical companies, including our own, to calculate the expected volatility for use in the Black-Scholes option pricing model. This assumption reflects our best estimate, but it involves inherent uncertainties based on market conditions generally outside our control. As a result, if a different volatility had been used, stock-based compensation cost could have been materially impacted.

Determination of the Fair Value of Our Common Stock Issued Prior to Our IPO

In the periods prior to our IPO, we also considered the determination of the fair value of our common stock to be a critical accounting estimate. As there had been no public market for our common stock prior to our IPO, the estimated fair value of our common stock was determined as of the date of each stock award by our board of directors with input from management, considering our most recently available third-party valuations of our common stock. Valuations were updated when facts and circumstances indicated that the most recent valuation was no longer valid, such as changes in the stage of our development efforts, various exit strategies and their timing, and other scientific developments that could be related to the valuation of our company or, at a minimum, annually. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations prior to our IPO were prepared using a market approach, specifically the guideline public company method, which “back-solves” to a common stock price.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgement. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

New Accounting Pronouncements

We became a large accelerated filer on December 31, 2021 based on the market value of our common stock held by non-affiliates as of the last day of the second quarter in 2021. Prior to that, we were an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. Being an EGC allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We had elected to take advantage of certain exemptions from various reporting requirements and use this extended transition period under the JOBS Act until we are no longer an EGC.

We lost the ability to delay adoption of new or revised accounting pronouncements when we became a large accelerated filed as of December 31, 2021. As a result, the financial statements included in this Form 10-K reflect the adoption of new accounting standards effective for calendar year end public companies.

For information on new accounting standards, see Note 2, Summary of significant accounting policies, to our consolidated financial statements in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Internal Control over Financial Reporting

In the preparation of our consolidated financial statements to meet the requirements of our IPO, we determined that a material weakness in our internal control over financial reporting existed as of December 31, 2019. The material weakness identified in our internal control over financial reporting arose because we did not maintain effective segregation of duties in initiating and recording of journal entries. As of December 31, 2020, we remediated the material weakness by engaging system controls that prevent one person from initiating and approving the same journal entry. In addition, we implemented and performed additional reviews and other post-closing procedures. While we believe that this material weakness has now been remediated, we cannot assure you that these measures will be sufficient to prevent future material weaknesses or significant deficiencies in our internal control over financial reporting from occurring. See “Risk Factors—We will continue to incur additional costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of December 31, 2021, we had marketable securities of $375.4 million. Our marketable securities are short-term in nature with a weighted-average maturity date of 0.8 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material weaknesses or significant deficiencies in our internal control over financial reporting from occurring. The design of any system of control is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated objectives under all future events. See “Risk Factors—We will continue to incur additional costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.”

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

C4 Therapeutics, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited C4 Therapeutics, Inc. and subsidiary's (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Boston, Massachusetts

February 24, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3. Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant, current in effect	8-K	001–39567	10/06/2020	3.3

3.2	Form of Second Amended and Restated Bylaws of the Registrant	S-1	333–248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders, dated June 5, 2020	S-1	333–248719	09/10/2020	4.1

4.2	Form of Specimen Common Stock Certificate	S-1/A	333–248719	09/28/2020	4.3

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-39567	03/11/2021	4.4

10.1#	2015 Stock Option and Grant Plan, as amended and forms of award agreements thereunder	S-1	333–248719	09/10/2020	10.1

10.2#	2020 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333–248719	09/28/2020	10.2

10.3#	2020 Employee Stock Purchase Plan	S-1/A	333–248719	09/28/2020	10.3

10.4#	Senior Executive Cash Incentive Bonus Plan	S-1	333–248719	09/10/2020	10.4

10.5#	Form of Director Indemnification Agreement	S-1	333–248719	09/10/2020	10.5

10.6#	Form of Officer Indemnification Agreement	S-1	333–248719	09/10/2020	10.6

10.7#	Form of Executive Employment Agreement	S-1	333–248719	09/10/2020	10.7

10.8#	Employment Agreement between the Registrant and Andrew Hirsch, dated September 6, 2020	S-1	333–248719	09/10/2020	10.8

10.9†	Collaboration Research and License Agreement between the Registrant and Biogen MA, Inc., dated December 28, 2018	S-1	333–248719	09/10/2020	10.10

10.10†	Amendment No. 1 to Collaborative Research and License Agreement between the Registrant and Biogen MA, Inc., dated February 25, 2020	10-K	001-39567	03/11/2021	10.11

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.11†	Amended and Restated License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated December 20, 2018	S-1	333–248719	09/10/2020	10.11

10.12†	First Amendment to the Amended and Restated License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated November 12, 2020	10-K	001-39567	03/11/2021	10.13

10.13†	Collaboration and License Agreement between the Registrant and Calico Life Sciences LLC, dated March 13, 2017	S-1	333–248719	09/10/2020	10.12

10.14†	Credit Agreement and Guaranty among the Registrant, Perceptive Credit Holdings III, LP and the guarantors and lenders party thereto, dated July 5, 2020	S-1	333–248719	09/10/2020	10.13

10.15	Lease by 480 Arsenal Group LLC to the Registrant, dated July 5, 2017, as amended	S-1	333–248719	09/10/2020	10.14

10.16	Third Amendment to Lease, dated November 24, 2021, by and between C4 Therapeutics, Inc. and Columbia Massachusetts Arsenal Office Properties, LLC	8-K	001-39567	11/30/2021	10.1

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the Securities and Exchange Commission.
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

C4 Therapeutics, Inc.

Date: February 24, 2022	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew J. Hirsch	President, Chief Executive Officer, and Director	February 24, 2022
Andrew J. Hirsch	(Principal Executive Officer)

/s/ Lauren A. White	Chief Financial Officer and Treasurer	February 24, 2022
Lauren A. White	(Principal Financial and Principal Accounting Officer)

	Executive Chairman and Director	February 24, 2022
Marc A. Cohen

/s/ Kenneth C. Anderson, M.D.	Director	February 24, 2022
Kenneth C. Anderson, M.D.

/s/ Alain J. Cohen	Director	February 24, 2022
Alain J. Cohen

/s/ Bruce Downey	Director	February 24, 2022
Bruce Downey

/s/ Glenn Dubin	Director	February 24, 2022
Glenn Dubin

/s/ Elena Prokupets, Ph.D.	Director	February 24, 2022
Elena Prokupets, Ph.D.

/s/ Malcolm Salter	Director	February 24, 2022
Malcolm Salter

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
C4 Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of C4 Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of revenue recognition for certain research and development services

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company is party to collaboration agreements which have various performance obligations, including the promise to perform research and development (R&D) services on behalf of the customer. For certain collaboration agreements, the Company recognizes revenue for the portion of the transaction price allocated to each of the R&D performance obligations as the R&D services are provided, using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. Amounts received by the Company prior to satisfying the revenue recognition criteria are recorded as deferred revenue. For the year ended December 31, 2021, the Company recognized revenue from collaboration agreements of $45.8 million, a portion of which related to R&D services performed. In addition, as of December 31, 2021, a portion of the Company’s current and net of current deferred revenue related to R&D services performed.

We identified the evaluation of revenue recognition for certain R&D services as a critical audit matter. Specifically, evaluating the estimate of costs expected to be incurred in satisfying certain R&D performance obligations, including the assessment of the nature of the work to be performed and the method for measuring progress, involved especially challenging auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for collaboration agreements, including controls related to the estimation of the costs expected to be incurred in satisfying certain R&D performance obligations. We selected certain R&D performance obligations and read the underlying contract with the customer, evaluated the Company’s determination of the method for measuring progress, and tested the Company’s estimate of total contract costs to be incurred by:

-	comparing the Company’ prior period estimates to actual costs incurred to assess the Company’s ability to estimate accurately
-	inspecting underlying documentation and third-party evidence and comparing them to management’s assumptions
-

inquiring of R&D personnel of the Company to evaluate factors related to the nature of the work to be performed and their impact on the total contract costs to be incurred, including progress to date and the estimate of remaining contract costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts
February 24, 2022

C4 Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$76,124	$181,727
Marketable securities, current	233,155	189,962
Accounts receivable	5,716	4,484
Prepaid expenses and other current assets	10,694	4,836
Total current assets	325,689	381,009
Marketable securities, non-current	142,200	—
Property and equipment, net	3,108	3,323
Right-of-use asset	31,945	13,229
Restricted cash	3,279	2,577
Other assets	544	—
Total assets	$506,765	$400,138

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,506	$5,683
Accrued expenses and other current liabilities	13,606	9,524
Deferred revenue, current	31,800	27,603
Operating lease liability, current	1,334	1,042
Total current liabilities	51,246	43,852
Deferred revenue, net of current	24,368	53,617
Operating lease liability, net of current	30,777	11,826
Long-term debt—related party	10,768	10,052
Total liabilities	117,159	119,347
Commitments and contingencies (See Note 6 and Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 and no shares authorized, and no shares issued or outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 48,688,875 and 43,059,632 shares issued and outstanding as of December 31, 2021 and 2020, respectively	5	4
Additional paid-in capital	658,091	464,597
Accumulated other comprehensive (loss) income	(775)	13
Accumulated deficit	(267,715)	(183,823)
Total stockholders’ equity	389,606	280,791
Total liabilities and stockholders’ equity	$506,765	$400,138

The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue from collaboration agreements	$45,785	$33,195	$21,381
Operating expenses:
Research and development	94,665	78,440	48,059
General and administrative	33,254	15,204	8,774
Total operating expenses	127,919	93,644	56,833
Loss from operations	(82,134)	(60,449)	(35,452)
Other (expense) income, net
Interest expense and amortization of long-term debt—related party	(2,145)	(1,229)	—
Interest and other income, net	387	393	2,157
Change in fair value of warrant liability—related party	—	(5,676)	—
Total other (expense) income, net	(1,758)	(6,512)	2,157
Loss before income taxes	(83,892)	(66,961)	(33,295)
Income tax benefit (expense)	—	626	(804)
Net loss	$(83,892)	$(66,335)	$(34,099)
Unrealized (loss) gain on marketable securities	(788)	13	—
Comprehensive loss	$(84,680)	$(66,322)	$(34,099)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(83,892)	$(66,335)	$(34,099)
Accrual of preferred stock dividends	—	—	(8,468)
Net loss attributable to common stockholders - basic and diluted	$(83,892)	$(66,335)	$(42,567)
Net loss per share attributable to common stockholders - basic and diluted	$(1.82)	$(5.83)	$(31.03)
Weighted-average common stock outstanding - basic and diluted	46,041,733	11,370,328	1,371,905

The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2018	113,145,900	$110,995	1,338,956	$—	$3,639	$—	$(83,389)	$(79,750)
Exercise of stock options	—	—	93,797	—	274	—	—	274
Stock-based compensation	—	—	—	—	1,642	—	—	1,642
Repurchase of common stock	—	—	(6,112)	—	(30)	—	—	(30)
Net loss	—	—	—	—	—	—	(34,099)	(34,099)
Balance as of December 31, 2019	113,145,900	$110,995	1,426,641	$—	$5,525	$—	$(117,488)	$(111,963)
Series B redeemable convertible preferred stock issuance, net of issuance costs of $4.5 million	142,857,142	$145,525	—	$—	$—	$—	$—	$—
Initial public offering of common stock, net of issuance costs of $18.6 million	—	—	11,040,000	1	191,172	—	—	191,173
Redeemable convertible preferred stock conversion upon closing of initial public offering	(256,003,042)	(256,520)	30,355,379	3	256,517	—	—	256,520
Warrant liability equity reclass.—related party	—	—	—	—	8,001			8,001
Exercise of stock options	—	—	281,584	—	887	—	—	887
Stock-based compensation	—	—	—	—	3,432	—	—	3,432
Repurchase of common stock	—	—	(43,972)	—	(210)	—	—	(210)
Vested stock option settlement	—	—	—	—	(727)	—	—	(727)
Unrealized gain on investments	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(66,335)	(66,335)
Balance as of December 31, 2020	—	$—	43,059,632	$4	$464,597	$13	$(183,823)	$280,791
Follow-on common stock offering, net of issuance costs of $11.3 million	—	$—	4,887,500	$1	$169,464	$—	$—	$169,465
Shares issued upon warrant exercise—related party	—	—	256,038	—	—	—	—	—
Exercise of stock options	—	—	474,850	—	2,330	—	—	2,330
Issuance of common stock under the 2020 ESPP	—	—	6,640	—	180	—	—	180
Stock-based compensation	—	—	—	—	21,340	—	—	21,340
Unrealized loss on investments	—	—	—	—	—	(788)	—	(788)
Net loss	—	—	—	—	—	—	(83,892)	(83,892)
Other	—	—	4,215	—	180	—	—	180
Balance as of December 31, 2021	—	$—	48,688,875	$5	$658,091	$(775)	$(267,715)	$389,606

The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows used in operating activities:
Net loss	$(83,892)	$(66,335)	$(34,099)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Stock-based compensation expense	21,512	3,432	1,642
Depreciation and amortization	1,492	1,617	1,595
Accretion of discount (premium) on investments	1,879	(95)	334
Reduction in carrying amount of right-of-use asset	1,415	1,224	1,144
Amortization of debt discount—related party	719	409	—
Change in fair value of warrant liability	—	5,676	—
Gain on disposal of fixed assets	—	—	16
Changes in operating assets and liabilities:
Accounts receivable	(1,232)	139	81,815
Prepaid expenses and other current and long-term assets	(6,116)	(3,257)	(814)
Accounts payable	(1,179)	467	4,231
Accrued expenses and other current liabilities	4,377	2,558	3,719
Operating lease liability	(888)	(881)	(734)
Deferred revenue	(25,052)	(12,203)	(3,235)
Net cash (used in) provided by operating activities	(86,965)	(67,249)	55,614
Cash flows used in investing activities:
Proceeds from maturities of marketable securities	349,681	104,000	78,666
Purchase of marketable securities	(537,740)	(293,855)	(79,000)
Purchases of property and equipment	(1,277)	(650)	(1,349)
Proceeds from sale of property and equipment	—	—	63
Net cash used in investing activities	(189,336)	(190,505)	(1,620)
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs paid of $11.3 million	169,465	—	—
Proceeds from exercises of stock options	2,330	887	274
Proceeds from initial public offering, net of underwriting discount of $14.7 million	—	195,074	—
Payment of initial public offering costs	(286)	(3,606)	—
Proceeds from issuance of Series B shares, net of issuance costs of $4.5 million	—	145,525	—
Proceeds from long-term debt and warrant—related party, net of issuance costs of $0.5 million	—	11,973	—
Repurchase of common stock	—	(194)	(30)
Vested stock option settlement	—	(727)	—
Other	(109)	—	—
Net cash provided by financing activities	171,400	348,932	244

Net change in cash, cash equivalents and restricted cash	(104,901)	91,178	54,238
Cash, cash equivalents and restricted cash at beginning of period	184,304	93,126	38,888
Cash, cash equivalents and restricted cash at end of period	$79,403	$184,304	$93,126

The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.

Consolidated Statements of Cash Flows — Continued

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of year	$79,403	$184,304	$93,126
Less: restricted cash	(3,279)	(2,577)	(2,577)
Cash and cash equivalents at end of the year	$76,124	$181,727	$90,549

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,308	$820	$—
Cash paid for taxes	$—	$143	$1,088

Supplemental disclosures of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$20,131	$—	$—
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$—	$256,520	$—
Warrant liability reclassification to equity	$—	$8,001	$—
Initial public offering costs in accounts payable and accrued expenses	$—	$296	$—
Capital expenditures in accounts payable	$—	$—	$172
Stock option repurchases included in accrued expenses	$—	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of the business

C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company dedicated to advancing targeted protein degradation science to develop a new generation of small-molecule medicines to transform how disease is treated. C4T leverages its proprietary technology platform, TORPEDO (Target ORiented ProtEin Degrader Optimizer), to efficiently design and optimize small-molecule medicines that harness the body’s natural protein recycling system to rapidly degrade disease-causing protein, offering the potential to overcome drug resistance, drug undruggable targets and improve patient outcomes. C4T uses the TORPEDO platform to advance multiple targeted oncology programs to the clinic while expanding the platform to deliver the next wave of medicines for difficult-to-treat diseases. The Company was incorporated in Delaware on October 7, 2015 and has its principal office in Watertown, Massachusetts.

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

The Company has incurred recurring losses since its inception, including net losses of $83.9 million, $66.3 million, and 34.1 million, for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $267.7 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.

As further discussed in Note 10, Stockholders’ equity, on October 6, 2020, the Company completed its initial public offering, or the IPO. The net proceeds to the Company from the IPO were $191.2 million, after deducting expenses and underwriting discounts and commissions. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 30,355,379 shares of common stock. In June 2021, the Company completed a follow-on public offering. The net proceeds to the Company from the follow-on public offering were $169.5 million, after deducting expenses and underwriting discounts and commissions.

The Company expects that its cash, cash equivalents and marketable securities of $451.5 million as of December 31, 2021 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Risks and uncertainties

The Company is subject to risks common to other life science companies in the early development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology and intellectual property, ability to raise additional financing and compliance with the Food and Drug Administration, or the FDA, and other government regulations. If the Company does not successfully advance its programs into and through human clinical trials and commercialize any of its product candidates either directly or through collaborations with other companies, the Company may be unable to produce product revenue or achieve profitability. There can be no assurance that the Company’s research and development efforts will be successful, adequate protection for the Company’s intellectual property will be obtained, any products developed will obtain necessary government regulatory approval, or any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

Note 2. Summary of significant accounting policies

Basis of presentation

The Company has prepared the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, or U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

Principles of consolidation

The Company’s consolidated financial statements include the accounts of C4 Therapeutics, Inc. and its wholly owned subsidiary C4T Securities Corporation, a Massachusetts securities corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements if these results differ from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, amounts and timing of revenues recognized under the Company’s research and development collaboration arrangements, prepaid and accrued research and development expense, incremental borrowing rate used in the measurement of lease liability, and estimated volatility used in fair valuation of stock options. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current assets. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive (loss) income as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

Restricted cash

Restricted cash consists of cash placed in separate restricted bank account as required under the terms of the Company’s lease agreements for its Watertown, Massachusetts facility, as further described within Note 6, Leases.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company may maintain deposits in financial

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company evaluates transfers between levels at the end of each reporting period.

Property and equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are derecognized from the accounts, and any resulting gain or loss is included in the determination of net loss.

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

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

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

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

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

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

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

Milestone payments

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For further discussion of accounting for collaboration revenues, see Note 8, License Agreements.

Research and development

Research and development costs are expensed as incurred. Research and development costs include salaries, stock-based compensation and other employee benefit expenses, lab related supplies and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct research and development activities. Costs associated with licenses of technology are expensed as incurred and are included in research and development expense in the consolidated statement of operations and comprehensive loss. As part of the process of preparing the consolidated financial statements, the Company is required to estimate their accrued research and development expenses. The Company makes estimates of the accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known at that time. In addition, there may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense in which case such amounts are reflected as prepaid expenses and other current assets. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or the amount of prepaid expenses accordingly. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized in prepaid expenses and other current assets. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Stock-based compensation

The Company measures and recognizes stock-based compensation expense based on the grant date fair value of equity awards measured using the Black-Scholes option pricing model. The Black-Scholes option pricing model estimates the fair value of the equity award using the expected term, expected volatility, risk-free interest rate, dividend rate, and the fair value of the common stock underlying the stock-based award.

The Company estimates the expected life stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. Due to the lack of sufficient company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.

Prior to the IPO, the fair value of common stock underlying stock-based awards was based on an estimate at each grant date by the Company’s board of directors. The Company determined the estimated per share fair value of its common stock at various dates considering contemporaneous and retrospective valuations in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each of these inputs is subjective and generally requires judgment and estimation by management.

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

Warrant liability expense

In June 2020, the Company issued a warrant to purchase shares of its Series B redeemable convertible preferred stock. Upon issuance, the Company classified the warrant as a liability on its consolidated balance sheet and remeasured the fair value of the warrant liability at each reporting date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates assumptions and estimates to value the warrant. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying redeemable convertible Series B Preferred Stock or common stock issuable upon exercise of the warrant, remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying redeemable convertible preferred stock or common stock. Changes in the fair value of the warrant liability at each reporting period was recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

Upon completion of the IPO, the warrant converted into a warrant to purchase shares of the Company’s common stock, as described in Note 9, Long-term debt and warrant liability. Upon conversion into a warrant exercisable for shares of the Company’s stock, management concluded that the warrant met the definition of an equity instrument and the fair value of the warrant at the time of conversion, determined using Black-Scholes, was recorded as an increase in additional paid-in capital.

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

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

Net loss per share

Basic net loss per share and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding for the period. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of shares of the Company’s common stock and participating securities. The Company’s preferred stock contained participation rights in any dividend paid by the Company and was deemed to be a participating security. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocated earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of shares of common stock included in the computation of diluted net loss gives effect to all potentially dilutive common stock equivalent shares, including outstanding stock options and Preferred Stock.

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

Going concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash, cash equivalent, and marketable securities balances.

Recently adopted accounting standards

In December 2019, the FASB issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company’s adoption of the provisions of ASU 2019-12 effective January 1, 2021 did not have a material effect on the Company’s consolidated financial statements.

Recently issued accounting standards

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

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Note 3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2021 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$59,162	$59,162	$—	$—
Corporate debt securities	11,649	—	11,649	—
U.S. Treasury securities	5,000	—	5,000	—
Marketable securities:
Corporate debt securities	308,300	—	308,300	—
U.S. government debt securities	37,883	—	37,883	—
U.S. Treasury securities	29,172	—	29,172	—
Total cash equivalents and marketable securities	$451,166	$59,162	$392,004	$—

The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at December 31, 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$180,078	$180,078	$—	$—
Marketable securities:
U.S. Treasury securities	189,962	—	189,962	—
Total cash equivalents and marketable securities	$370,040	$180,078	$189,962	$—

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

Note 4. Marketable securities

Marketable securities at December 31, 2021 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities:
Corporate debt securities	$308,952	$1	$(653)	$308,300
U.S. government debt securities	37,988	—	(105)	37,883
U.S. Treasury securities	29,190	—	(18)	29,172
Total marketable securities, current and non-current	$376,130	$1	$(776)	$375,355

Marketable securities at December 31, 2020 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Marketable securities
U.S. Treasury securities	$189,949	$13	$—	$189,962
Total marketable securities, current	$189,949	$13	$—	$189,962

As of December 31, 2021, the Company held 123 marketable securities, with an aggregate fair value of $365.5 million, in an unrealized loss position. There were no individual securities that were in a significant unrealized loss position as of December 31, 2021, and the Company did not record an allowance for credit losses as of December 31, 2021 related to these

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

Note 5. Property and equipment

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2021	2020
Property and equipment
Laboratory equipment	$8,276	$7,207
Furniture and fixtures	805	805
Leasehold improvements	541	541
Computer equipment	223	223
Office equipment	179	179
Total property and equipment	10,024	8,955
Less: accumulated depreciation	(6,916)	(5,632)
Total property and equipment, net	$3,108	$3,323

Depreciation expense related to property and equipment was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Depreciation expense	$1,492	$1,617	$1,595

Note 6. Leases

In July 2017, the Company entered into a lease of office and laboratory space for its headquarters in Watertown, Massachusetts, or the Watertown Lease. The Watertown Lease had a non-cancelable term of ten years with an option to extend for one additional five-year period and is subject to rent escalation throughout the term. Additionally, the Watertown Lease required the Company to provide collateral, which was recorded as restricted cash on the consolidated balance sheets. The Watertown Lease commenced in April 2018. The Watertown Lease was classified as an operating lease and, upon the commencement in April 2018, the Company recorded a lease liability of $15.1 million and a right-of-use asset of $16.7 million, which is inclusive of $1.5 million of construction costs funded by the Company. In initially calculating the lease liability and the right-of-use asset, the Company did not include the additional five-year period option as management did not believe there was reasonable certainty that the Company would exercise the option. In addition to rent, the Company is also responsible for paying its pro rata share of costs incurred for common area maintenance, real estate taxes and property insurance related to the leased space, which are accounted for as variable lease costs.

In November 2021, the Company entered into an amendment to the Watertown Lease, or the Amended Lease. The Amended Lease serves to extend the lease term of the Company’s existing leased space, or the Existing Leased Space, and provides additional office and laboratory space, or the Newly Leased Space. The Amended Lease commenced in January 2022 and the Company’s obligation to pay rent on the Newly Leased Space commencing two months after the lease commencement date for the Newly Leased Space and terminating in January 2032, which is 10 years from the rent commencement date for the Newly Leased Space. The Amended Lease is subject to fixed rate rent escalations, provides for up to $2.6 million in tenant improvements, and provides an option for the Company to extend the lease term of the Amended Lease for one additional five-year period. Upon executing the Amended Lease, the Company increased its collateral to $3.3 million, which is recorded as restricted cash on the accompanying consolidated balance sheets. In addition to rent, under the terms of the Amended Lease, the Company is also responsible for paying its pro rata share of costs incurred for common area maintenance, real estate taxes and property insurance related to the leased space, including both the Existing Leased Space and, as of January 2022, the Newly Leased Space, which amounts are accounted for as variable lease costs.

Accounting for the amended lease

As the Amended Lease extends the term of the Existing Leased Space and provides access to the Newly Leased Space, in accordance with the provisions of ASC 842, the Company accounted for the Amended Lease as two separate contracts: 1) modification of the existing lease agreement to extend the lease term of the Existing Leased Space, and 2) new lease agreement for the right-of-use of the Newly Leased Space.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

As the Company maintained control of the Existing Leased Space upon execution of the Amended Lease, the Company recorded an increase in right-of-use asset and lease liability of $20.1 million related to the new rental payments during the extended term and current incremental borrowing rate of the Existing Leased Space upon execution of the Amended Lease. The calculation of the lease liability and the right-of-use asset of the Existing Leased Space does not include the additional five-year period option as the Company does not believe there is reasonable certainty that the option will be exercised.

As the lease for the Newly Leased Space did not commence prior to December 31, 2021, the Company did not record a right-of-use asset or the corresponding lease liability for the Newly Leased Space on the accompanying consolidated balance sheets as of December 31, 2021. The undiscounted lease payments for the Newly Leased Space are expected to be $62.1 million, which is not included in the future lease payments table below but will be included in the financial statements for periods ending after the lease commencement date for the Newly Leased Space. As stated above, the Amended Lease provides for up to $2.6 million of tenant improvement allowance. As of December 31, 2021, no tenant improvement allowances have been recorded as the improvements will begin in 2022.

The elements of lease costs were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Lease cost:
Operating lease cost	$2,686	$2,550	$2,550
Variable lease cost	857	1,066	1,020
Total lease cost	$3,543	$3,616	$3,570

The following table summarizes the lease term and incremental borrowing rate applied in arriving at the lease liability:

	As of December 31,
	2021	2020
Remaining lease term	10.2 years	7.3 years
Incremental borrowing rate	5.2%	10.0%

Future lease payments under non-cancelable leases as of December 31, 2021 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments*:
2022	$2,994
2023	3,491
2024	3,596
2025	3,704
2026	3,815
Thereafter	25,085
Total undiscounted lease payments	42,685
Less: imputed interest	(10,574)
Total operating lease liability as of December 31, 2021	$32,111

*As stated above, this table does not include lease payments for the Newly Leased Space under the Amended Lease as the commencement date is subsequent to December 31, 2021.

Note 7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued expenses and other current liabilities:
Accrued research and development	$6,863	$3,799
Accrued compensation and benefits	5,084	3,724
Accrued professional fees	1,246	1,532
Other	413	469
Total accrued expenses and other current liabilities	$13,606	$9,524

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Note 8. Collaboration and license agreements

Roche Collaboration and License Agreement

In March 2016, the Company entered into a license agreement with Roche, which was amended in June 2016 and amended further in March 2017. The Company amended and restated that agreement (as so amended) in December 2018. This amended and restated agreement is referred to as the Roche Agreement. Under the Roche Agreement, the Company and Roche agreed to collaborate in the research, development, manufacture and commercialization of target-binding degrader medicines using the Company’s proprietary TORPEDO platform for the treatment of cancers and other indications. In November 2020, the Company signed a further amendment, which provided that the parties would develop up to five potential targets, with Roche maintaining its option rights to license and commercialize products directed to those targets. The November 2020 amendment also provides a mechanism through which the Company and Roche can mutually agree to terminate the Roche Agreement on a target-by-target basis by the entry into a mutual target termination agreement.

In November 2020, through the entry into this amendment, the Company and Roche mutually agreed to terminate the Roche Agreement as to the target EGFR. As a result, Roche is now free to pursue the target EGFR in the Roche Field and the Company free to pursue the target EGFR in the C4T Field. In November 2021, the Company and Roche mutually agreed to terminate the Roche Agreement as to the target BRAF, converting BRAF into a proprietary program for us. As a result, Roche is now free to pursue the target BRAF in the Roche Field and the Company is now free to pursue the target BRAF in the C4T Field.

Under the terms of the Roche Agreement, the Company is responsible for conducting preclinical research and development activities for a number of targets selected by Roche in accordance with a target selection and replacement procedure set forth in the agreement. The Company is also responsible for conducting Phase 1 clinical trials for products directed to certain targets and for manufacturing activities in connection with the applicable research plans, subject to Roche’s right to assume manufacturing responsibilities at pre-defined times. The Company and Roche each share in the costs of these research activities.

Under the Roche Agreement, the Company granted Roche an exclusive option to obtain an exclusive, worldwide license, with the right to sublicense through multiple tiers to develop and commercialize products directed at each target that is subject to the collaboration. Upon the exercise of its option for a particular target, Roche is responsible for the manufacture, development and commercialization of products directed to that target, at its sole expense. However, the Company has the option to co-develop products directed to certain targets, in which case the Company would be responsible for a portion of the development costs associated with such co-developed products and eligible to receive increased royalties on sales of such co-developed products. The Company also has an option to co-detail products for which it has exercised its co-development option. If the Company exercises its co-detail option, it will be responsible for a portion of the co-detailing costs. The Company generally has the right to opt out of these co-development and co-detailing activities.

Upon signing the Roche Agreement, the Company received upfront consideration of $40.0 million from Roche. In addition, the Company receives annual research plan payments of $1.0 million for up to three years for each active research plan. For certain targets, Roche is required to pay the Company fees of $2.0 million and $3.0 million upon the progression of targets to the lead series identification achievement and good laboratory practice toxicology study phase, respectively. If Roche exercises its option right for a target, Roche is obligated to pay exercise fees ranging from $7.0 million to $20.0 million depending on the target. For each target option exercised by Roche, the Company is eligible to receive milestone payments ranging from $260 million to $275.0 million upon the achievement of certain research, development and commercial milestones with respect to corresponding products, subject to certain reductions and exclusions based on intellectual property coverage. Roche is also required to pay the Company up to $150.0 million per target in one-time sales-based milestone payments upon the achievement of specified levels of net sales of a product directed to such target. Finally, Roche is required to pay the Company tiered royalties ranging from the mid-single digits to mid-teen percentages on net sales of products sold by Roche pursuant to its exercise of its option rights, subject to certain reductions. For sales of products for which the Company exercises its co-development right, the applicable royalty rates will be increased by a low-single digit percentage.

The collaboration is managed by a joint research committee. The Company has control over the committee and may terminate the Roche Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice.

Roche Agreement accounting

At commencement, the Company identified twelve performance obligations within the Roche Agreement, represented by the six potential research and development targets and the option rights held by Roche for each of the six targets. A non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities and

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

participation on joint research committee were identified as promised services. However, the Company determined that the research and development license and research and development services were not distinct from one another, and participation on the joint research committee was determined to be quantitatively and qualitatively immaterial.

As of December 31, 2021, the total transaction price of $65.3 million is allocated to the performance obligations based on their relative standalone selling price.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2021 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$58,628	$26,996
Option rights	6,694	3,488
Total	$65,322	$30,484

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheet.

As described above, in November 2021, the Company and Roche mutually agreed to terminate the Roche Agreement as to the target BRAF. Upon termination, the Company recognized all previously unrecognized transaction price allocated to the BRAF research and development target and option right of $12.6 million as revenue from collaboration agreements.

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

In exchange for the non-exclusive research license from Biogen, as well as a $45.0 million nonrefundable upfront payment, the Company has granted a license to develop, commercialize and manufacture products related to each of the targets (which is contingent on not cancelling the contract), performs initial research services for drug discovery, has provided a non-exclusive research and commercial license to its intellectual property and participates on the joint steering committee, or the Biogen JSC. The Company is also obligated to participate in early research activities for other potential targets or sandbox activities, at Biogen’s election up to a maximum amount; any work performed for these services is reimbursed by Biogen, and Biogen reimburses the Company for certain full-time equivalent, or FTE, costs. The Company’s obligations under the sandbox activities are completed as of August 31, 2021. Biogen is also required to pay the Company up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay the Company royalties on a licensed product-by-licensed product basis, on worldwide net product sales.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

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

•

Sandbox activities: Biogen had the option to fund sandbox activities in exchange for consideration at market rates, whereby the Company would perform discovery-type research at Biogen’s election to develop other potential targets that may be used as replacement targets for the initially nominated targets or two additional targets under the Biogen Agreement. Revenues earned under this option were recognized as services were performed and were not included in the transaction price allocated to the performance obligation described above. The Company recognized FTE reimbursement received for sandbox activities as revenue as incurred each quarter. As noted above, sandbox activities fully concluded on August 31, 2021.

As of December 31, 2021, total transaction price of $55.0 million is allocated to the research and development services performance obligation and $30.6 million of the allocated transaction price remains unsatisfied. The transaction price as of December 31, 2021 includes $6.0 million of milestones earned during the year ended December 31, 2021 and $4.0 million of milestones earned during the year ended December 31, 2020.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

Calico Collaboration and License Agreement

In March 2017, the Company entered into a collaboration and license agreement, or the Calico Agreement, with Calico Life Sciences LLC, or Calico, whereby the Company and Calico agreed to collaborate to develop and commercialize small molecule protein degraders for diseases of aging, including cancer, for a five-year period ending in March 2022. As further described below, in September 2021, the Company and Calico agreed to extend the research term for a certain program to March 2023.

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

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

The Calico Agreement is managed by the Calico JRC. Calico has control over the Calico JRC and may terminate the Calico Agreement on a target-by-target or product-by-product basis under several scenarios, upon prior written notice.

In August 2021, the Company provided Calico with an option to extend the research term with respect to a certain program for up to a one-year period ending in March 2023. In September 2021, Calico exercised the option resulting in a $1.0 million extension payment to the Company. In addition, Calico will continue to reimburse the Company for a number of FTEs, depending on the stage of the research, at specified market rates.

Calico Agreement accounting

The Company identified one performance obligation at the outset of the Calico Agreement, which consists of: (1) the non-exclusive license and (2) the research activities for the target evaluation phase for five targets and the joint research plan phase for two targets. The Company determined that the license and research activities were not distinct from one another, as the license has limited value without the performance of the research activities by the Company.

The transaction price consists of the upfront amount, the committed anniversary payments, the target initiation fees related to the targets nominated at the execution of the Calico Agreement, and the extension payment upon exercise of the extension option discussed above. Initially, the Company amortized the transaction price on a straight-line basis over the initial five-year term of the Calico Agreement. Beginning in September 2021, as a result of the extension of the research term for one program and Calico’s obligation to pay an additional $1.0 million in transaction price, the Company now amortizes the revised transaction price on a straight-line basis over the six-year term of the Calico Agreement. Straight-line amortization of the transaction price was considered the best measure of progress because the customer has access to research and development services throughout the period. Incremental fees for research and development services are paid at agreed upon FTE rates and recognized in the period incurred. Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

As of December 31, 2021, total transaction price of $13.0 million is allocated to the research and development services performance obligation and $2.7 million of the allocated transaction price remains unsatisfied.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

Summary of revenue recognized from collaboration agreements

Revenue from collaboration agreements was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenue from collaboration agreements:
Roche Agreement	$19,379	$9,051	$6,409
Biogen Agreement	15,720	9,913	2,432
Calico Agreement	10,686	14,231	12,540
Total revenue from collaboration agreements	$45,785	$33,195	$21,381

Supplemental information related to the collaboration and license agreements consisted of the following in the Company’s consolidated balance sheet as of December 31, 2021 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$1,215	$5,601	$17,215	$22,816
Biogen Agreement	3,000	24,032	6,611	30,643
Calico Agreement	1,501	2,167	542	2,709
Total	$5,716	$31,800	$24,368	$56,168

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Supplemental information related to the collaboration and license agreements consisted of the following in the Company’s consolidated balance sheet as of December 31, 2020 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	750	11,238	26,991	38,229
Biogen Agreement	776	13,965	26,026	39,991
Calico Agreement	2,958	2,400	600	3,000
Total	$4,484	$27,603	$53,617	$81,220

Supplemental financial information related to the collaboration and license agreements are (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenue recognized that was included in the contract liability at the beginning of the period	$34,363	$17,570	$11,948
Revenue recognized from performance obligations fully or partially satisfied in previous periods	1,654	348	—

As of December 31, 2021, the aggregate amount of the transaction price allocated to performance obligations under the Roche Agreement, the Biogen Agreement, and the Calico Agreement that are partially unsatisfied was $63.8 million.

Note 9. Long-term debt and warrant – related party

On June 5, 2020, contemporaneously with the completion of the Series B Financing, as described and defined in Note 10, Stockholders’ equity, the Company entered into a Credit Agreement, or the Credit Agreement, with Perceptive Credit Holdings III, LP, an affiliate of Perceptive Advisors LLC, or Perceptive, that provided for an aggregate principal borrowing amount of up to $20.0 million, available in two tranches of $12.5 million and $7.5 million. Perceptive is considered a related party to the Company based on its ownership of the Company’s common stock.

In June 2020, the Company drew down on the first tranche of $12.5 million, or the Term Loan, which is outstanding as of December 31, 2021. The Company elected not to draw down the second tranche, which expired on June 30, 2021. The Term Loan is secured by a lien on substantially all of the Company’s assets and bears interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%. The interest rate was 11.25% as of December 31, 2021. When the LIBOR interest rate is discontinued in the future, it is expected that the interest rate of the Term Loan would switch to Secured Overnight Financing Rate, or SOFR. As of December 31, 2021, the effect of switching from LIBOR to SOFR would not have been material to the Company’s consolidated financial statements.

The Credit Agreement requires the Company to maintain a minimum aggregate cash balance of $3.0 million in one or more controlled accounts and contains various affirmative and negative covenants that limit its ability to engage in specified types of transactions.

The Company is required to make interest-only payments until December 5, 2022, after which point the Company will be required to make payments of principal equal to 2% of the Term Loan until maturity on June 5, 2024, or the Maturity Date. If the Company pays off the Term Loan prior to the Maturity Date, it will be required to pay a prepayment fee. As of December 31, 2021, the prepayment fee would be $2.9 million.

Under the terms of the Credit Agreement, Perceptive was issued a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. As further described in Note 10, Stockholders’ equity, in May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement.

The following table contains the anticipated future minimum payments on long-term debt as of December 31, 2021 for each of the years ending December 31 and a reconciliation to the carrying value of long-term debt on the Company’s consolidated balance sheets (in thousands):

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Undiscounted, minimum long-term debt payments:
2022	$—
2023	3,000
2024	9,500
Total minimum long-term debt payments	12,500
Less: Unamortized debt issuance costs and debt discount related to warrant	(1,732)
Total long-term debt—related party as of December 31, 2021	$10,768

Note 10. Stockholders’ equity

Common stock

In October 2020, the Company authorized preferred stock issuable of 10,000,000 shares and increased its authorized common stock issuable to 150,000,000 shares, both with a $0.0001 par value per share.

The holders of common stock are entitled to one vote for each share held at all meetings of stockholders and written actions in lieu of meetings provided. Subject to full payment of all preferential dividends to which the holders of preferred stock, if any, are entitled, the holders of common stock shall be entitled to receive dividends out of funds legally available. In the event of a liquidation, dissolution, or winding up of the Company, after payment or provision for payment of all debts and liabilities of the Company and all preferential amounts to which the holders of preferred stock, if any, are entitled with respect to the distribution of assets in liquidation, the holders of common stock shall be entitled to share ratably in the remaining assets of the Company available for distribution. The holders of common stock have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such stock.

Reverse stock split

As described in Note 1, Nature of the business and basis of presentation, on September 25, 2020 the Company effected a one-for-8.4335 reverse stock split of its issued and outstanding common stock, stock options and common stock warrant and a proportional adjustment to the conversion ratios for the Company’s convertible preferred stock. Accordingly, all issued and outstanding common stock, options to purchase common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

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

In June 2021, the Company completed a follow-on public offering, at which time the Company issued 4,887,500 shares of its common stock, including 637,500 shares of common stock that were issued to the underwriters when they exercised in full their overallotment option. Net proceeds from the follow-on public offering, including the exercise in full of the underwriters’ option to purchase additional shares, were $169.5 million, after deducting underwriting discounts and commissions, and expenses.

Perceptive warrant – related party

As described in Note 9, Long-term debt and warrant – related party, Perceptive held a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. In May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement. Under the net exercise method, Perceptive requested that the Company withhold the number of shares equivalent to the aggregate exercise price, or $3.0 million. As a result of the net exercise in May 2021, the Company issued Perceptive 256,038 shares of the its common stock.

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

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Upon the completion of the Company’s IPO on October 6, 2020, all outstanding shares of the Company’s preferred stock were converted into 30,355,379 shares of common stock with every 8.4335 shares of preferred stock converting into one share of common stock. As a result, as of December 31, 2021, and 2020, no shares of preferred stock were outstanding.

At-The-Market Equity Program

In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of December 31, 2021, no sales have been made under the ATM Program.

Note 11. Stock-based compensation

2015 Incentive Stock Option and Grant Plan

On December 28, 2015, the Company’s board of directors adopted the 2015 Incentive Stock Option and Grant Plan, or the 2015 Plan, and reserved 2,525,327 shares of common stock for issuance under this plan.

The 2015 Plan authorized the board of directors or a committee of the board to grant incentive stock options, nonqualified stock options and restricted stock awards to eligible employees, outside directors and consultants of the Company. Options granted under the 2015 Plan generally vest over a period of five or eight years with a cliff vesting at one year and quarterly vesting thereafter and options that lapse or are forfeited are available to be granted again. The contractual life of all options granted under the 2015 Plan is ten years from the date of grant.

2020 Stock Option and Incentive Plan

On September 8, 2020, the Company’s board of directors adopted the C4 Therapeutics, Inc. 2020 Stock Option and Incentive Plan, or the 2020 Plan, which became effective on September 30, 2020. Upon adoption there were 6,567,144 shares of common stock reserved for issuance under the 2020 Plan. The Company’s Board of Directors, the Compensation Committee of the Board of Directors, and, in certain contexts, the Chief Executive Officer of the Company are authorized to grant a broad range of stock-based awards under the 2020 Plan, including stock options, stock appreciation rights, or SARs, restricted stock awards, or RSAs, restricted stock units, or RSUs, performance awards and stock bonus awards to the Company’s officers, employees, directors and other key persons, including consultants.

Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of December 31, 2021, the Company had an aggregate of 9,704,418 shares reserved under the 2020 Plan and 2015 Plan, of which 3,720,993 shares were available for future issuance under the 2020 Plan.

The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with January 1, 2021 and continuing until the expiration of the 2020 Plan, equal to the lesser of (i) 5% of the outstanding shares of common stock on the immediately preceding December 31st, or (ii) lesser number of shares determined by the administrator of the 2020 Plan, which is the Company’s Board of Directors or the Compensation Committee of the Board of Directors. On January 1, 2022, the annual increase for the 2020 Plan resulted in an additional 2,434,443 shares authorized for issuance being added to the 2020 Plan.

President and Chief Executive Officer termination

On March 3, 2020, or the Separation Date, the employment of the Company’s then current president and chief executive officer, or the Former CEO, terminated. The Company repurchased all of the Former CEO’s outstanding shares of common stock, which had been issued upon his exercise of previously granted stock options, for total consideration of $0.1 million. The Former CEO also relinquished his right to purchase shares of common stock upon the exercise of stock options that were vested as of his Separation Date, in exchange for total consideration paid by the Company of $0.7 million. The Company recognized the repurchase price of these shares of common stock and the relinquishment of these vested options in additional-paid-in-capital during the year ended December 31, 2020.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock-based compensation expense:
Research and development	$7,526	$972	$395
General and administrative	13,986	2,460	1,247
Total stock-based compensation expense	$21,512	$3,432	$1,642

The following table summarizes the stock option activity under the Company’s equity awards plans for the year ended December 31, 2021:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	5,029,364	$12.72	9.25	$102,635
Granted	1,926,579	41.71
Exercised	(474,850)	4.91
Forfeited/expired	(497,668)	16.91
Outstanding as of December 31, 2021	5,983,425	$22.33	8.64	$75,538
Exercisable as of December 31, 2021	1,362,477	$16.86	8.10	$22,699
Vested and expected to vest as of December 31, 2021	5,983,425	$22.33	8.64	$75,538

Other information related to the option activity of the Company was as follows:

	Years Ended December 31,
	2021	2020	2019
Weighted-average fair value of options granted	$29.54	$9.24	$4.13
Intrinsic value of options exercised (in thousands)	$17,321	$2,587	$337

As of December 31, 2021, the unrecognized compensation cost related to outstanding options was $74.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees:

	Years Ended December 31,
	2021	2020	2019
Expected option life (years)	5.50 - 6.11	5.23 - 6.35	6.35
Risk-free interest rate	0.59% - 1.34%	0.32% - 0.57%	1.71% - 2.36%
Expected volatility	80.45% - 86.20%	69.54% - 83.76%	65.50% - 76.80%
Expected dividend yield	0.00%	0.00%	0.00%

2020 Employee Stock Purchase Plan

In September 2020, the Company’s Board of Directors adopted the C4 Therapeutics, Inc. 2020 Employee Stock Purchase Plan, or the 2020 ESPP. Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the 2020 ESPP. The Company held its first two six-month offering periods during the year ended December 31, 2021 and issued 6,640 shares.

As of December 31, 2021, the Company had 861,765 shares available for future issuance under the 2020 ESPP. The 2020 ESPP provides for an annual increase to be added on the first day of each fiscal year, beginning with January 1, 2021 and continuing thereafter through January 1, 2030, equal to the lesser of (i) 1% of the outstanding shares of common stock on the immediately preceding December 31st, (ii) 656,714 shares, or (ii) lesser number of shares determined by the administrator of the 2020 ESPP. On January 1, 2022, the annual increase for the 2020 ESPP resulted in an additional 486,888 shares authorized for issuance being added to the 2020 ESPP.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

Restricted stock units

In January and February 2022, the Company’s Board of Directors authorized an issuance of 563,500 RSUs to certain employees, including members of the Company’s leadership team under the 2020 Plan. Vesting of the RSUs are contingent upon the determination of achievement of certain discovery and clinical milestones, or as specified market conditions are met. Upon vesting, each RSU converts automatically into one share of the Company’s common stock.

Note 12. Income Taxes

Income tax (benefit) expense consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current tax provision:
Current federal provision	$—	$(673)	$669
Current state provision	—	47	135
Total current provision	—	(626)	804
Deferred tax provision:
Deferred federal provision	—	—	—
Deferred state provision	—	—	—
Total tax provision	$—	$(626)	$804

Tax rate reconciliation

A reconciliation of the expected income tax (benefit) expense computed at the statutory federal rate to income taxes as reflected in the consolidated financial statements was as follows:

	Years Ended December 31,
	2021	2020	2019
Income tax benefit computed at federal statutory tax rate	21.0%	21.0%	21.0%
Stock-based compensation	(1.3)%	(0.1)%	(0.4)%
State tax—net of federal	6.0%	11.2%	6.5%
State credits	1.7%	1.2%	0.6%
Federal credits	3.1%	3.5%	1.1%
Valuation allowance	(30.2)%	(34.1)%	(32.1)%
Net operating loss carryback benefits	—	1.0%	—
Tax attributes true up due to net operating loss carryback	—	(1.0)%	—
Other permanent differences	(0.3)%	(1.8)%	0.9%
Total	0.0%	0.9%	(2.4)%

Significant components of deferred taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating losses and tax

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

credit carryforwards. Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Capitalized start-up costs	$875	$1,075
Operating lease liability	9,290	3,859
Stock-based compensation	3,675	1,344
Net operating losses	46,339	19,399
R&D and investment tax credits	9,560	5,578
Unrealized gain/loss	195	—
Deferred revenue	15,053	23,157
Other	426	168
Total gross deferred tax assets	85,413	54,580
Deferred tax liabilities:
Right-of-use asset	(9,242)	(3,967)
Fixed assets	(725)	(744)
Unrealized gain/loss	—	(3)
Less: valuation allowance	(75,446)	(49,866)
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. As of December 31, 2021 and 2020, based on the Company’s historical operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets as of December 31, 2021 and 2020. The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $75.4 million and $49.9 million, respectively. The net valuation allowance increase of $25.6 million during the year ended December 31, 2021 was primarily due to the increase in net operating loss and tax credits carryforward and a decrease in deferred revenue recognized during the year.

As of December 31, 2021 and 2020, the Company had $152.2 million and $59.7 million gross United States federal net operating loss, or NOL, carryforwards, respectively, which may be available to offset future income tax liabilities. The Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, will generally allow federal losses generated after 2017 to be carried over indefinitely, but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended, or IRC). In addition, there will be no carryback for losses generated after 2017. Losses generated prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. For U.S. federal income tax purposes, the Company has federal NOLs generated after 2017 of $152.2 million, which do not expire. The Company does not have any available NOLs generated prior to 2018 as they were fully utilized in 2019. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA.

As of December 31, 2021 and 2020, the Company has total gross United States state net operating loss carryforwards of $216.8 million and $106.3 million, respectively, which may be available to offset future income tax liabilities that expire at various dates through 2041.

At December 31, 2021 and 2020, the Company has United States federal research credit carryforwards of $7.3 million and $4.7 million, respectively, which are available to offset future federal income tax liabilities, which expire at various dates through 2041. At December 31, 2021 and 2020, the Company has United States state research credit carryforwards of $2.9 million and $1.1 million, respectively, which are available to reduce future tax liabilities which expire at various dates through 2036.

Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. In 2020, the Company completed a study of ownership changes from inception through December 31, 2020, to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The result of this study indicated that the Company experienced ownership changes as defined by IRS Section 382 of the Code, however there are no net operating loss carryforwards that will be limited and expire unused as a result of such ownership changes. A full valuation allowance has been provided against the Company’s net operating loss and tax credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued

The Company will recognize interest and/or penalties related to uncertain tax benefits in income tax expense as they arise. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax benefits.

The Company files income tax returns in the United States, California, Florida, and Massachusetts. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through present. To the extent that the Company has tax attribute carryforwards, the tax years in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Services or State tax authorities to the extent utilized in a future period. The Company is not currently under examination by any tax authorities.

Note 13. Loss per share

As described in Note 2, Summary of significant accounting policies, for periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2021	2020	2019
Series Seed Preferred Stock	—	—	474,298
Series A Preferred Stock	—	—	12,941,857
Options to purchase common stock	5,983,425	5,029,364	2,310,886
Warrant to purchase common stock	—	338,784	—
	5,983,425	5,368,148	15,727,041

All redeemable, convertible preferred stock, including those that were outstanding as of December 31, 2019, as shown above, were converted to shares of the Company’s common stock and effected for a one-for-8.4335 reverse stock split. As described in Note 9, Long-term debt and warrant – related party, in May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement.

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(83,892)	$(66,335)	$(34,099)
Accrual of preferred stock dividends	—	—	(8,468)
Net loss attributable to common stockholders—basic and diluted	$(83,892)	$(66,335)	$(42,567)
Denominator:
Weighted-average common stock outstanding—basic and diluted	46,041,733	11,370,328	1,371,905
Net loss per share attributable to common stockholders—basic and diluted	$(1.82)	$(5.83)	$(31.03)

Note 14. Defined contribution plan

The Company has a 401(k) retirement plan, the 401(k) Plan, whereby all full-time employees may contribute up to 90% of their pre-tax compensation, up to the maximum allowable amount set by the Internal Revenue Service. The Company, at its discretion, matches 100% of contributions to the 401(k) Plan up to a maximum of $6,000 per year for each full-time employee. During each of the years ended December 31, 2021, 2020, and 2019 the Company contributed approximately $0.6 million, $0.5 million, and $0.4 million, respectively, to the 401(k) Plan.

C4 Therapeutics, Inc.

Notes to Consolidated Financial Statements — Continued