Form 10-Q
period 2022-03-31
C4 Therapeutics, Inc.
filed 2022-05-05
CIK 1662579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 25, 2022, the registrant had 48,797,226 shares of common stock, $0.0001 par value per share, outstanding.

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

•

risks related to the direct or indirect impact of the ongoing COVID-19 pandemic or any future large-scale adverse health event, such as the scope and duration of the pandemic, government actions and restrictive measures implemented in response, material delays in diagnoses, initiation or continuation of treatment for diseases that may be addressed by our development candidates and investigational medicines, or in patient enrollment in clinical trials, potential clinical trials, regulatory review or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic or other future large-scale adverse health event, and our ability to execute business continuity plans to address disruptions caused by the ongoing COVID-19 pandemic or future large-scale adverse health event;

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

SUMMARY OF RISK FACTORS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:

•

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $31.6 million and $21.0 million for the three months ended March 31, 2022 and 2021, respectively.

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

•

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency and efficacy of any of our product candidates, which would prevent, delay, or require additional research or analysis to proceed with development, regulatory approval and commercialization of our current and future product candidates.

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

•

We face substantial competition, which may result in others discovering, developing or commercializing products for the same indication and/or patient population before or more successfully than we do.

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

•

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad or enforceable, our competitors could develop and commercialize technology, product candidates and products similar or identical to ours, and our ability to successfully commercialize our technology, product candidates and products may be impaired.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

C4 Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$46,004	$76,124
Marketable securities, current	245,170	233,155
Accounts receivable	1,773	5,716
Prepaid expenses and other current assets	9,999	10,694
Total current assets	302,946	325,689
Marketable securities, non-current	130,478	142,200
Property and equipment, net	3,026	3,108
Right-of-use asset	74,828	31,945
Restricted cash	3,279	3,279
Other assets	928	544
Total assets	$515,485	$506,765
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,405	$4,506
Accrued expenses and other current liabilities	9,840	13,606
Deferred revenue, current	31,266	31,800
Operating lease liability, current	1,727	1,334
Long-term debt − related party, current	750	—
Total current liabilities	46,988	51,246
Deferred revenue, net of current	19,020	24,368
Operating lease liability, net of current	74,754	30,777
Long-term debt − related party, net of current	10,194	10,768
Total liabilities	150,956	117,159
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 48,751,490 and 48,688,875 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	667,509	658,091
Accumulated other comprehensive (loss) income	(3,650)	(775)
Accumulated deficit	(299,335)	(267,715)
Total stockholders’ equity	364,529	389,606
Total liabilities and stockholders’ equity	$515,485	$506,765

See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue from collaboration agreements	$7,654	$7,426
Operating expenses:
Research and development	26,203	20,526
General and administrative	12,820	7,409
Total operating expenses	39,023	27,935
Loss from operations	(31,369)	(20,509)
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	(527)	(534)
Interest and other income, net	276	72
Total other (expense) income, net	(251)	(462)
Loss before income taxes	(31,620)	(20,971)
Income tax benefit	—	—
Net loss	$(31,620)	$(20,971)
Net loss per share attributable to common stockholders − basic and diluted	$(0.65)	$(0.49)
Weighted-average number of shares used in computed net loss per share − basic and diluted	$48,734,827	$43,084,978

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(2,875)	(107)
Comprehensive loss	$(34,495)	$(21,078)

See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	48,688,875	$5	$658,091	(775)	$(267,715)	$389,606
Exercise of stock options	52,707	—	260	—	—	260
Issuances of common stock under 2020 ESPP	8,028	—	220	—	—	220
Stock-based compensation	—	—	8,879	—	—	8,879
Unrealized loss on marketable securities	—	—	—	(2,875)	—	(2,875)
Net loss	—	—	—	—	(31,620)	(31,620)
Other	1,880	—	59	—	—	59
Balance as of March 31, 2022	48,751,490	$5	$667,509	$(3,650)	$(299,335)	$364,529

See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) - Continued

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2020	43,059,632	$4	$464,597	$13	$(183,823)	$280,791
Exercise of stock options	49,328	—	166	—	—	166
Stock-based compensation	—	—	3,845	—	—	3,845
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(20,971)	(20,971)
Other	—	—	(19)	—	—	(19)
Balance as of March 31, 2021	43,108,960	$4	$468,589	$(94)	$(204,794)	$263,705

See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(31,620)	$(20,971)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	8,938	3,845
Depreciation expense	305	451
Reduction in carrying amount of right-of-use asset	1,184	320
Accretion of discount on marketable securities	664	102
Amortization of debt discount − related party	176	182
Changes in operating assets and liabilities:
Accounts receivable	3,944	828
Prepaid expenses and other current and long-term assets	309	(40)
Accounts payable	(1,152)	(1,965)
Accrued expenses and other current liabilities	(3,766)	(3,666)
Operating lease liability	304	(251)
Deferred revenue	(5,882)	(3,769)
Net cash used in operating activities	(26,596)	(24,934)
Cash flows used in investing activities:
Proceeds from maturities of marketable securities	72,387	114,994
Purchases of marketable securities	(76,219)	(176,303)
Purchases of property and equipment	(172)	(421)
Net cash used in investing activities	(4,004)	(61,730)
Cash flows provided by (used in) financing activities:
Proceeds from exercises of stock options	260	166
Payment of initial public offering costs	—	(314)
Other	220	(3)
Net cash provided by (used in) financing activities	480	(151)

Net change in cash, cash equivalents and restricted cash	(30,120)	(86,815)
Cash, cash equivalents and restricted cash at beginning of period	79,403	184,304
Cash, cash equivalents and restricted cash at end of period	$49,283	$97,489

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$49,283	$97,489
Less: restricted cash	(3,279)	(2,577)
Cash and cash equivalents at end of the period	$46,004	$94,912

C4 Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows - Continued

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest − related party	$473	$358

Supplemental disclosures of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$44,067	$—
Capital expenditures in accounts payable and accrued expenses	$52	$722

See accompanying notes to unaudited condensed consolidated financial statements.

C4 THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of the business and basis of presentation

C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company dedicated to advancing targeted protein degradation science to develop a new generation of small-molecule medicines to transform how disease is treated. The Company leverages its proprietary technology platform, TORPEDO (Target ORiented ProtEin Degrader Optimizer), to efficiently design and optimize small-molecule medicines that harness the body’s natural protein recycling system to rapidly degrade disease-causing proteins, offering the potential to overcome drug resistance, drug undruggable targets and improve patient outcomes. The Company is advancing multiple targeted oncology programs to the clinic and expanding its research platform to deliver the next wave of medicines for difficult-to-treat diseases. The Company was incorporated in Delaware on October 7, 2015 and has its principal office in Watertown, Massachusetts.

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

The Company has incurred recurring losses since its inception, including net losses of $31.6 million and $21.0 million for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $299.3 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities of $421.7 million as of March 31, 2022 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Risks and uncertainties

The Company is subject to risks common to other life science companies in the early development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology and intellectual property, ability to raise additional financing and compliance with the Food and Drug Administration, or the FDA, and other government regulations. If the Company does not successfully advance its programs into and through human clinical trials and commercialize any of its product candidates either directly or through collaborations with other companies, the Company may be unable to produce product revenue or achieve profitability. There can be no assurance that the Company’s research and development efforts will be successful, adequate protection for the Company’s intellectual property will be obtained and maintained, any products developed will obtain necessary government regulatory approval, or any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

Note 2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include the accounts of C4 Therapeutics, Inc. and its subsidiary, C4T Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’

equity (deficit) for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 24, 2022.

Reclassifications

Certain amounts that were previously reported have been reclassified to conform to current year presentation. The reclassifications had no effect on the reported results of operations.

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

Significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 24, 2022. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.

Recently issued accounting standards

In March 2020, the Financial Accounting Standards Board, or FASB, issued Accountings Standards Update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance for a limited time to ease the potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate, or LIBOR. Optional expedients in Topic 848 are generally available until December 31, 2022.

In January 2021, the FASB also issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which extends some of Topic 848’s optional expedients to derivative contracts modified as a result of rate reform, including certain derivatives that do not reference LIBOR or other reference rates that are expected to be discontinued. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. The adoptions of ASU 2020-04 and ASU 2021-01 did not have a material effect on the Company’s condensed consolidated financial statements.

Note 3. Fair value measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine these fair values as of March 31, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$40,248	$40,248	$—	$—
Corporate debt securities	5,501	—	5,501	—
Marketable securities:
Corporate debt securities	298,738	—	298,738	—
U.S. government debt securities	51,058	—	51,058	—
U.S. Treasury securities	25,852	—	25,852	—
Total cash equivalents and marketable securities	$421,397	$40,248	$381,149	$—

There have been no transfers between fair value levels during the three months ended March 31, 2022.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine these fair values as of December 31, 2021 (in thousands):

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

Marketable securities consist of U.S. Treasury securities, U.S. government debt securities, and corporate debt securities, all of which are classified as available-for-sale pursuant to Accounting Standards Codification, ASC, 320, Investments – Debt and Equity Securities. Marketable securities are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies on a recurring basis.

Note 4. Marketable securities

Marketable securities as of March 31, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$220,349	$—	$(1,040)	$219,309
U.S. Treasury securities	16,043	—	(146)	15,897
U.S. government debt securities	10,000	—	(36)	9,964
Marketable securities, non-current:
Corporate debt securities	80,816	—	(1,387)	79,429
U.S. government debt securities	41,970	—	(876)	41,094
U.S. Treasury securities	10,120	—	(165)	9,955
Total marketable securities, current and non-current	$379,298	$—	$(3,650)	$375,648

Marketable securities as of December 31, 2021 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$219,414	$1	$(250)	$219,165
U.S. government debt securities	5,006	—	—	5,006
U.S. Treasury securities	8,987	—	(3)	8,984
Marketable securities, non-current:
Corporate debt securities	89,538	—	(403)	89,135
U.S. government debt securities	32,982	—	(105)	32,877
U.S. Treasury securities	20,203	—	(15)	20,188
Total marketable securities, current	$376,130	$1	$(776)	$375,355

Marketable securities classified as current have maturities of less than one year. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of March 31, 2022 or December 31, 2021 had remaining maturities greater than five years.

Marketable securities in unrealized loss positions as of March 31, 2022 consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	99	$269,361	$(2,322)
U.S. government debt securities	11	51,058	(912)
U.S. Treasury securities	6	25,852	(311)
Marketable securities in continuous unrealized loss position for greater than 12 months:
Corporate debt securities	15	26,881	(105)
Total marketable securities in unrealized loss position	131	$373,152	$(3,650)

There were no individual securities that were in a significant unrealized loss position as of March 31, 2022, and, based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of March 31, 2022 related to these securities. Further, given the lack of significant change in the credit risk, the Company does not consider these marketable securities to be impaired.

As of December 31, 2021, no marketable securities were in a continuous unrealized loss position for 12 months or longer.

Note 5. Property and equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Property and equipment:
Laboratory equipment	$8,249	$8,276
Furniture and fixtures	805	805
Leasehold improvements	548	541
Computer equipment	221	223
Office equipment	167	179
Construction in process	200	—
Total property and equipment	10,190	10,024
Less: accumulated depreciation	(7,164)	(6,916)
Total property and equipment, net	$3,026	$3,108

Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$305	$451

Note 6. Leases

In July 2017, the Company entered into a lease of office and laboratory space for its headquarters at 490 Arsenal Way, Suite 200 in Watertown, Massachusetts, or the Watertown Lease. In November 2021, the Company entered into an amendment to the Watertown Lease, or the Amended Lease. The Amended Lease serves to extend the lease term of the Company’s existing leased space, or the Existing Leased Space, and provides additional office and laboratory space, or the Newly Leased Space. The lease for the Newly Leased Space commenced in January 2022 and the Company’s obligation to pay rent on the Newly Leased Space commenced in March 2022, with the amount of this new rent obligation added to the Company’s continuing obligation to pay rent on the Existing Leased Space. The Amended Lease terminates in March 2032, which is 10 years from the rent commencement date for the Newly Leased Space. The Amended Lease is subject to fixed rate rent escalations, provides for up to $2.6 million in tenant improvements reimbursable to the Company, and provides an option for the Company to extend the lease term of the Amended Lease for one additional five-year period. Upon executing the Amended Lease, the Company increased the amount of its existing collateral to $3.3 million, which is recorded as restricted cash on the accompanying condensed consolidated balance sheets as of March 31, 2022. In addition to rent, under the terms of the Amended Lease, the Company is also responsible for paying its pro rata share of costs incurred for common area maintenance, real estate taxes and property insurance related to the leased space, including both the Existing Leased Space and, as of January 2022, the Newly Leased Space, which amounts are accounted for as variable lease costs.

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

As noted above, the lease for the Newly Leased Space commenced in January 2022. As a result, the Company recorded a right-of-use asset of $44.4 million, and a corresponding lease liability of $44.1 million for the Newly Leased Space on the accompanying condensed consolidated balance sheets. The calculation of the lease liability and the right-of-use asset of the Newly Leased Space does not include the additional five-year period option provided under the Amended Lease as the Company does not believe there is reasonable certainty that the option will be exercised. As stated above, the Amended Lease provides for up to $2.6 million of tenant improvement allowance. As of March 31, 2022, no tenant improvement allowances have been recorded.

The elements of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost:
Operating lease cost	$2,508	$637
Variable lease cost	348	241
Total lease cost	$2,856	$878

The following table summarizes the lease term and discount rate applied in arriving at the lease liability:

	March 31, 2022	December 31, 2021
Remaining lease term	9.9 years	10.2 years
Discount rate	5.3%	5.2%

Future lease payments under non-cancelable leases as of March 31, 2022 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments:
Remaining 2022	$6,263
2023	8,571
2024	8,828
2025	9,093
2026	9,366
Thereafter	61,759
Total undiscounted lease payments	103,880
Less: imputed interest	(24,757)
Less: tenant improvement allowance	(2,642)
Total operating lease liability	$76,481

The Company expects to receive the $2.6 million of tenant improvement allowance from the landlord in 2022.

Note 7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued expenses and other current liabilities:
Accrued research and development	$6,698	$6,863
Accrued compensation and benefits	1,843	5,084
Accrued professional fees	990	1,246
Other	309	413
Total accrued expenses and other current liabilities	$9,840	$13,606

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

Upon signing the amendment in November 2020, the Company received an additional upfront consideration of $40.0 million from Roche. In addition, the Company receives annual research plan payments of $1.0 million for up to three years for each active research plan. For certain targets, Roche is required to pay the Company fees of $2.0 million and $3.0 million upon the progression of targets to the lead series identification achievement and good laboratory practice toxicology study phase, respectively. If Roche exercises its option right for a target, Roche is obligated to pay exercise fees ranging from $7.0 million to $20.0 million depending on the target. For each target option exercised by Roche, the Company is eligible to receive milestone payments ranging from $260 million to $275.0 million upon the achievement of certain research, development and commercial milestones with respect to corresponding products, subject to certain reductions and exclusions based on intellectual property coverage. Roche is also required to pay the Company up to $150.0 million per target in one-time sales-based milestone payments upon the achievement of specified levels of net sales of a product directed to such target. Finally, Roche is required to pay the Company tiered royalties ranging from the mid-single digits to mid-teen percentages on net sales of products sold by Roche pursuant to its exercise of its option rights, subject to certain reductions. For sales of products for which the Company exercises its co-development right, the applicable royalty rates will be increased by a low-single digit percentage.

The collaboration is managed by a joint research committee. The Company has control over the joint research committee prior to Roche’s exercise of its option rights as to a particular target, with Roche assuming control of the joint research committee thereafter, and may terminate the Roche Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice.

Roche Agreement accounting

At commencement, the Company identified twelve performance obligations within the Roche Agreement, represented by the six potential research and development targets and the option rights held by Roche for each of the six targets. A non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities and participation on joint research committee were identified as promised services. However, the Company determined that the research and development license and research and development services were not distinct from one another, and participation on the joint research committee was determined to be quantitatively and qualitatively immaterial.

As of March 31, 2022, the total transaction price of the Roche Agreement is allocated to the performance obligations based on their relative standalone selling price.

The allocated transaction price is recognized as revenue from collaboration agreements in one of two ways:

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the Roche Agreement, and the amount of the transaction price unsatisfied as of March 31, 2022 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$58,851	$26,109
Option rights	6,721	3,502
Total	$65,572	$29,611

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue from collaboration agreements are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

Biogen Collaboration Research and License Agreement

In December 2018, the Company entered into a collaboration research and license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen, which was amended in February 2020. Pursuant to the terms of the Biogen Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments in the field of target protein degradation, or TPD, using the Company’s degrader technology. Under the terms of the Biogen Agreement, the Company will initially develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months, ending in June 2023. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility to each degrader to meet certain criteria against a target. Biogen also has the option to pay an additional $62.5 million to extend the agreement for four additional years and select up to five additional targets for development.

In exchange for the non-exclusive research license from Biogen, as well as a $45.0 million nonrefundable upfront payment, the Company has granted a license to develop, commercialize and manufacture products related to each of the targets (which is contingent on not cancelling the agreement), performs initial research services for drug discovery, has provided a non-exclusive research and commercial license to its intellectual property and participates on the joint steering committee, or the Biogen JSC. The Company is also obligated to participate in early research activities for other potential targets or sandbox activities, at Biogen’s election up to a maximum amount; any work performed for these services is reimbursed by Biogen, and Biogen reimburses the Company for certain full-time equivalent, or FTE, costs. The Company’s obligations under the sandbox activities were completed as of August 31, 2021. Biogen is also required to pay the Company up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay the Company royalties on a licensed product-by-licensed product basis, on worldwide net product sales.

The collaboration is managed by the Biogen JSC, which Biogen has control over, and Biogen may terminate the Biogen Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice.

Biogen Agreement accounting

The Company recognizes revenue from collaboration agreements under the Biogen Agreement from two types of services: 1) research and development services, and 2) sandbox activities, which are discovery-type research services.

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

As of March 31, 2022, total transaction price of the Biogen Agreement of $55.0 million is allocated to the research and development services performance obligation and $25.9 million of the allocated transaction price remains unsatisfied.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue from collaboration agreements are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

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

Under the terms of the Calico Agreement, the Company will initially develop and commercialize small molecule protein degraders for up to five target proteins over the research term. On a target-by-target basis, after successful completion of a defined target evaluation period, Calico has an exclusive option to pursue further preclinical development and commercialization via a joint research plan for each target.

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

As of March 31, 2022, total transaction price of the Calico Agreement of $13.0 million is allocated to the research and development services performance obligation and $2.2 million of the allocated transaction price remains unsatisfied.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue from collaboration agreements are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

Summary of revenue recognized from collaboration agreements

Revenue from collaboration agreements for the three months ended March 31, 2022 and 2021 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue from collaboration agreements:
Roche Agreement	$1,123	$2,193
Biogen Agreement	4,716	1,880
Calico Agreement	1,815	3,353
Total revenue from collaboration agreements	$7,654	$7,426

Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of March 31, 2022 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$500	$6,021	$16,173	$22,194
Biogen Agreement	—	23,078	2,847	25,925
Calico Agreement	1,273	2,167	—	2,167
Total	$1,773	$31,266	$19,020	$50,286

Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of December 31, 2021 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$1,215	$5,601	$17,215	$22,816
Biogen Agreement	3,000	24,032	6,611	30,643
Calico Agreement	1,501	2,167	542	2,709
Total	$5,716	$31,800	$24,368	$56,168

Supplemental financial information related to the collaboration and license agreements for the three months ended March 31, 2022 and 2021 are (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue recognized that was included in the contract liability at the beginning of the period	$6,267	$4,519
Revenue recognized from performance obligations fully or partially satisfied in previous periods	115	—

As of March 31, 2022, the aggregate amount of the transaction price allocated to performance obligations under the Roche Agreement, the Biogen Agreement, and the Calico Agreement that are partially unsatisfied was $57.7 million.

Note 9. Long-term debt and warrant – related party

On June 5, 2020, contemporaneously with the completion of its Series B Financing, the Company entered into a Credit Agreement, or the Credit Agreement, with Perceptive Credit Holdings III, LP, an affiliate of Perceptive Advisors LLC, or Perceptive, that provided for an aggregate principal borrowing amount of up to $20.0 million, available in two tranches of $12.5 million and $7.5 million. Perceptive was considered a related party to the Company based on its ownership of the Company’s common stock at inception of the Credit Agreement.

In June 2020, the Company drew down on the first tranche of $12.5 million, or the Term Loan, which is outstanding as of March 31, 2022. The Company elected not to draw down the second tranche, which expired on June 30, 2021. The Term Loan bears interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%. The interest rate was 11.25% as of March 31, 2022, and is secured by a lien on substantially all of the Company’s assets. When the LIBOR interest rate is discontinued in the future, it is expected that the interest rate of the Term Loan would switch to Secured Overnight Financing Rate, or SOFR. As of March 31, 2022, the effect of switching from LIBOR to SOFR would not have been material to the Company’s condensed consolidated financial statements.

The Credit Agreement requires the Company to maintain a minimum aggregate cash balance of $3.0 million in one or more controlled accounts and contains various affirmative and negative covenants that limit its ability to engage in specified types of transactions.

The Company is required to make interest-only payments until December 5, 2022, after which point the Company will be required to make payments of principal equal to 2% of the Term Loan until maturity on June 5, 2024, or the Maturity Date. If the Company pays off the Term Loan prior to the Maturity Date, it will be required to pay a prepayment fee of $2.3 million as of March 31, 2022.

Under the terms of the Credit Agreement, Perceptive held a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. As further described in Note 10, Stockholders’ equity, in May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement.

The following table contains the anticipated future minimum payments on long-term debt as of March 31, 2022 for each of the years ending December 31 and a reconciliation to the carrying value of long-term debt on the Company’s condensed consolidated balance sheets (in thousands):

Undiscounted, minimum long-term debt payments:
Remaining 2022	$—
2023	3,000
2024	9,500
Total undiscounted, minimum long-term debt payments	12,500
Less: Unamortized debt issuance costs and debt discount	(1,556)
Total long-term debt—related party	$10,944

Note 10. Stockholders’ equity

In October 2020, the Company authorized preferred stock issuable of 10,000,000 shares and increased its authorized common stock issuable to 150,000,000 shares, both with a $0.0001 par value per share.

Public offerings of common stock

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

At-The-Market Equity Program

In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of March 31, 2022, no sales have been made under the ATM Program.

Note 11. Stock-based compensation

The C4 Therapeutics, Inc. 2015 Incentive Stock Option and Grant Plan, or the 2015 Plan, adopted by the Company’s board of directors in December 2015 provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to eligible employees, outside directors and consultants of the Company.

In September 2020, the Company’s board of directors adopted the C4 Therapeutics, Inc. 2020 Stock Option and Incentive Plan, or the 2020 Plan. Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of March 31, 2022, the Company had 11,056,618 shares reserved under the 2020 Plan and 2015 Plan, and 3,735,127 shares available for future issuance under the 2020 Plan.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense:
Research and development	$3,612	$1,171
General and administrative	5,326	2,674
Total stock-based compensation expense	$8,938	$3,845

Stock options

The following table summarizes the stock option activity under the Company’s equity awards plans for the three months ended March 31, 2022:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	5,983,425	$22.33
Granted	1,576,000	23.57
Exercised	(52,707)	4.96
Cancelled or forfeited	(185,227)	30.96
Outstanding as of March 31, 2022	7,321,491	$22.72
Options exercisable as of March 31, 2022	1,668,108	$18.45
Vested and expected to vest as of March 31, 2022	7,321,491	$22.72

As of March 31, 2022, the unrecognized compensation cost related to outstanding options was $93.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted stock units

During the three months ended March 31, 2022, under the 2020 Plan, the Company’s Board of Directors authorized an issuance of restricted stock units to certain employees, including members of the Company’s leadership team. Stock units will vest in tranches as certain discovery milestones, clinical milestones, or specified market conditions are met. Upon vesting, each stock unit automatically converts into one share of the Company’s common stock.

The following table summarizes the restricted stock unit activity under the Company’s equity awards plans for the three months ended March 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	563,500	25.47
Outstanding as of March 31, 2022	563,500	$25.47

As of March 31, 2022, the unrecognized compensation cost related to outstanding restricted stock units was $13.8 million.

Note 12. Income taxes

During the three months ended March 31, 2022 and 2021, the Company recorded no income tax provision or benefit. As of March 31, 2022 and December 31, 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

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

	As of March 31,
	2022	2021
Anti-dilutive common stock equivalents:
Options to purchase common stock	7,321,491	5,952,914
Warrant to purchase common stock	—	338,784
Total anti-dilutive common stock equivalents	7,321,491	6,291,698

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(31,620)	$(20,971)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	48,734,827	43,084,978
Net loss per share attributable to common stockholders − basic and diluted	$(0.65)	$(0.49)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business overview

We are a clinical-stage biopharmaceutical company dedicated to advancing targeted protein degradation science to develop a new generation of small-molecule medicines to transform how disease is treated. We leverage our proprietary technology platform, TORPEDO (Target ORiented ProtEin Degrader Optimizer), to efficiently design and optimize small-molecule medicines that harness the body’s natural protein recycling system to rapidly degrade disease-causing protein, offering the potential to overcome drug resistance, drug undruggable targets and improve patient outcomes. We are advancing multiple targeted oncology programs to the clinic and expanding our research platform to deliver the next wave of medicines for difficult-to-treat diseases.

Our most advanced product candidate, CFT7455, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3, currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs, including peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL. We initiated a first-in-human Phase 1/2 clinical trial for this product candidate in June 2021 and presented clinical data from Cohort A at the American Association for Cancer Research Annual Meeting in April 2022. We continue to enroll patients in the ongoing clinical trial. In August 2021, the FDA granted orphan drug designation to CFT7455 for the treatment of multiple myeloma.

We are also developing CFT8634, an orally bioavailable BiDAC degrader candidate targeting a protein called BRD9, for synovial sarcoma and SMARCB1-deleted solid tumors. In December 2021, the FDA cleared the IND application for CFT8634, and we expect to dose the first patient in a first-in-human Phase 1/2 clinical trial of this product candidate in the first half of 2022. In March 2022, the FDA granted orphan drug designation to CFT8634 for the treatment of soft tissue sarcoma.

Further, we are developing CFT1946, an orally bioavailable BiDAC degrader candidate specifically targeting V600X mutant BRAF to treat melanoma, non-small cell lung cancer, or NSCLC, colorectal cancer and other solid malignancies that harbor this mutation. We expect to submit an IND for this product candidate and begin a first-in human Phase 1/2 clinical trial in BRAF V600X driven cancers including melanoma, NSCLC and colorectal cancer in the second half of 2022.

Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in NSCLC. We expect to complete IND-enabling activities for this product candidate by the end of 2022.

Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against both clinically-validated and currently undruggable targets. We have engineered degrader candidates that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology as well as in therapeutic areas such neurodegenerative diseases. We also believe there are many other therapeutic areas and indications where leveraging our TORPEDO platform to develop novel degrader candidates may be advantageous.

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

Roche Collaboration and License Agreement

In March 2016, we entered into a license agreement, or the Original Roche Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, whereby Roche provided us with a non-refundable upfront payment of $15.0 million, which was creditable against our target initiation fees of either $1.0 million or $4.0 million, depending on the compound selected. Pursuant to the terms of the Original Roche Agreement, we collaborated on research activities to develop novel treatments in the field of targeted protein degradation using our degrader technology. Under the Original Roche Agreement, we were initially responsible for developing therapeutics that utilize degrader technology for up to ten target proteins. On a target-by-target basis, after successful completion of a defined preclinical development phase, Roche had an exclusive option to pursue a license from us for further clinical development and commercialization.

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

In November 2020, we signed a further amendment to the Roche Agreement that created a mechanism through which we and Roche can mutually agree to terminate the Roche Agreement on a target-by-target basis by the entry into a Mutual Target Termination Agreement. Upon a termination of this nature, the Roche Agreement, as amended, provides that all rights in know-how and intellectual property in support of products that use inhibition as their mode of action, referred to as the Roche Field, will revert to Roche and all rights in know-how and intellectual property in support of products that use degradation as their mode of action, referred to as the C4T Field, will revert to us. Further, this amendment states that, following the entry into a Mutual Target Termination Agreement, Roche will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the Roche Field and we will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the C4T Field. In support of this allocation of rights, under the amendment, Roche provided us, and we provided Roche, with a perpetual, irrevocable, fully paid up, exclusive (even as to party granting the license), sublicensable (including in multiple tiers) license to the patents that are allocated to a party under the mutual target termination agreement and a perpetual, irrevocable fully paid up, non-exclusive, sublicensable (including in multiple tiers) license to the know-how that is allocable to a party under the Mutual Target Termination Agreement. Through the entry into this amendment, we and Roche mutually agreed to terminate the Roche Agreement as to the target EGFR and, in November 2021, we entered into a Mutual Target Termination Agreement with Roche through which we agreed to terminate the Roche Agreement as to the target BRAF. Following this mutual target termination decision, the number of targets on which the parties shall continue to collaborate has been reduced to four, with Roche maintaining its option rights to license and commercialize products directed to those four targets. As a result, Roche is now free to pursue the targets EGFR and BRAF in the Roche Field and we are free to pursue the targets EGFR and BRAF in the C4T Field. All rights in and responsibility for know-how and intellectual property related to EGFR and BRAF in the Roche Field reverted to the Roche parties and all rights in and responsibility for know-how and intellectual property related to EGFR and BRAF in the C4T Field reverted to us. Roche is in the process of assigning the relevant patents related to BRAF in the C4T Field to us.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

•	salaries, benefits, and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•

expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct research, preclinical, and clinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical and clinical trials;

•	costs of outside consultants, including their fees, unit-based compensation, and related travel expenses;
•	costs of laboratory supplies and acquiring materials for preclinical studies and clinical trials;
•	facility-related expenses, which include direct depreciation costs of equipment and allocated expenses for rent and maintenance of facilities and other operating costs; and
•	third-party licensing fees.

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

Other (expense) income, net

Other (expense) income, net primarily consists of the following:

•

interest expense and amortization of our long-term debt, which is discussed in greater detail in Note 9, Long-term debt and warrant – related party, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q; and

•	interest income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities.

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

Revenue

Revenue from our collaboration and license agreements consisted of the following for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue from collaboration agreements:
Roche Agreement	$1,123	$2,193
Biogen Agreement	4,716	1,880
Calico Agreement	1,815	3,353
Total revenue from collaboration agreements	$7,654	$7,426

The $0.2 million increase in revenue in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily driven by:

•

a $2.8 million increase in revenue recognized under the Biogen Agreement, resulting from increased effort made on the nominated targets and additional revenue recognized from the Biogen milestone earned in 2021.

This was offset by:

•

a $1.5 million decrease in FTE reimbursements recognized under the Calico Agreement as a result of the extension of the research term under the Calico Agreement with respect to a specified program in September 2021; and

•	a $1.1 million decrease in revenue recognized under the Roche Agreement, resulting from the termination of the Roche Agreement as to the target BRAF in November 2021.

Research and development expense

The following table summarizes our research and development expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses:
Personnel expenses	$10,911	$6,934
Preclinical and development expenses	10,195	9,389
Facilities and supplies	2,273	2,297
Professional fees	1,655	1,171
Clinical expenses	809	218
Intellectual property	270	423
Other expenses	90	94
Total research and development expenses	$26,203	$20,526

The $5.7 million increase in research and development expense in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily driven by:

•

a $4.0 million increase in personnel expenses, representing salary and benefit costs, including a $2.4 million increase in stock-based compensation expense driven primarily by the equity awards issued to employees subsequent to March 31, 2021, and due to the buildout of our clinical development team.

General and administrative expense

The following table summarizes our general and administrative expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative expenses:
Personnel expenses	$8,548	$4,640
Professional fees	2,227	2,431
Facilities and other expenses	2,045	338
Total general and administrative expenses	$12,820	$7,409

The $5.4 million increase in general and administrative expense in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily driven by:

•

a $3.9 million increase in personnel expenses resulting from a $2.6 million increase in stock-based compensation expenses driven primarily by the equity awards issued to employees subsequent to March 31, 2021; and

•	a $1.6 million increase in facilities and other expenses, which is driven primarily by lease commencement in January 2022 of our additional leased space.

Other (expense) income, net

The following table summarizes our other (expense) income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	$(527)	$(534)
Interest and other income, net	276	72
Total other (expense) income, net	$(251)	$(462)

Liquidity and capital resources

Sources of liquidity

Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and through payments from collaboration partners. As of March 31, 2022, we had cash, cash equivalents and marketable securities of approximately $421.7 million.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(26,596)	$(24,934)
Net cash used in investing activities	(4,004)	(61,730)
Net cash provided by (used in) financing activities	480	(151)
Total net change in cash, cash equivalents and restricted cash	$(30,120)	$(86,815)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was driven primarily by the following uses of cash:

•	our net loss of $31.6 million;
•	a $5.9 million change in deferred revenue due to the recognition of revenue under our collaboration agreements; and
•	a $4.9 million change in accounts payable and accrued expenses.

These were offset by non-cash expenses of $11.3 million, which primarily consisted of stock-based compensation expense of $8.9 million, and a $3.9 million change in accounts receivable.

Net cash used in operating activities for the three months ended March 31, 2021 was driven primarily by the following uses of cash:

•	our net loss of $21.0 million;
•	a $5.6 million change in accounts payable and accrued expenses; and
•	a $3.8 million change in deferred revenue due to the recognition of revenue under our collaboration agreements.

These were offset by non-cash expenses of $4.9 million, which primarily consisted of stock-based compensation expense of $3.8 million.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2022 was primarily attributable to $3.8 million of purchases of marketable securities, net of maturities.

Net cash used in investing activities for the three months ended March 31, 2021 was primarily attributable to $61.3 million of purchases of marketable securities, net of maturities.

Funding requirements

Since our inception, we have incurred significant operating losses and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to continue to incur costs associated with operating as a public company.

Specifically, we anticipate that our expenses will increase substantially in the future, if and as we:

•	continue our ongoing first-in-human Phase 1/2 trial and initiate and conduct planned first-in-human Phase 1/2 trials for our other lead product candidates;
•	advance additional product candidates into preclinical and clinical development;
•	continue to invest in our proprietary TORPEDO platform;
•	advance, expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, quality and scientific personnel;
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

As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen and Calico, we do not have any committed external source of funds as of March 31, 2022. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the three months ended March 31, 2022, except for the minimum rental commitments disclosed in Note 6, Leases, and Note 9, Long-term debt and warrant – related party, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical accounting policies and use of estimates

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition from collaborations, research and development expense recognition, lease liability measurement, and stock-based compensation. There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our marketable securities are subject to interest rate risk and may decrease in value if market interest rates increase. As of March 31, 2022, we had marketable securities of $375.6 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.8 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in internal control over financial reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $31.6 million and $21.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $299.3 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.

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

Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or other regulatory authorities to perform trials in addition to those that we currently expect, or if we experience any delays in either establishing appropriate manufacturing arrangements for or completing our clinical trials or the clinical development of any of our product candidates.

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

We had cash, cash equivalents, and marketable securities of approximately $421.7 million as of March 31, 2022. We believe that these funds, together with future payments expected to be received under existing collaboration agreements will be sufficient to fund our existing operating plan through the end of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing, progress, costs and results of our ongoing and planned first-in-human Phase 1/2 clinical trials for our product candidates and any future clinical development of those product candidates;
•	the scope, progress, costs and results of preclinical and clinical development for CFT7455, CFT8634 and our other product candidates and development programs;
•	the number and development requirements of other product candidates that we pursue;
•	the success of our ongoing collaborations with Biogen, Roche and Calico;
•	the costs, timing and outcomes of regulatory review of our product candidates;
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

We remain early in the development lifecycle, which may make it difficult for you to evaluate the success of our business to date and assess our future viability.

We commenced operations in 2015 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, and preparing for and initiating clinical trials. While we commenced a clinical trial of CFT7455 in June 2021 and expect to commence a clinical trial for CFT8634 during the first half of 2022, all of our other product candidates are still in preclinical development or in the discovery stage. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.

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

The ongoing global COVID-19 pandemic could continue to adversely impact our business, including our discovery programs, preclinical studies and development programs, supply chain, business development activities, and general corporate matters.

The COVID-19 pandemic, which began in December 2019 and remains ongoing, has spread worldwide and caused governments worldwide to implement measures to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, business shutdowns and other measures. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future.  The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in the initiation or conduct of our trials. While these COVID-19 vaccines are now actively being distributed in the United States and around the world, the vaccines have not been universally adopted by and distributed throughout the global population and new strains of COVID-19 have accelerated and expanded the continued spread of this virus. As a result, the future progression of the pandemic, the definition and establishment of a new normal, and its effects on our business and operations remain uncertain. Current and future government shutdown orders in the U.S. and other countries may impact our discovery programs, preclinical studies and development programs, as well as our supply chain.  In addition, any delays in foreign shipments coming into the United States could also impact our preclinical studies, clinical trial plans or other business operations.

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that could affect our ability to initiate, conduct and complete discovery or preclinical research activities, or clinical trials. These disruptions may arise from staffing shortages or difficulties in procuring items that are essential for our research and development activities, including, due to shortages arising in raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials or animals that are used for discovery and/or preclinical testing. For example, as recently as February    2022, the FDA acknowledged the worldwide shortage of non-human primates and released guidance encouraging sponsors of clinical trials to consider the use of other non-rodent species in their non-clinical toxicity studies.  However, this guidance is in effect only for the duration of the public health emergency related to COVID-19, as declared by the Department of Health and Human Services and the FDA has announced that it intends to revise and replace this guidance within sixty days following the termination of the public health emergency. As a result, if we were to elect to use an alternate species for our non-clinical toxicity studies under this guidance, it is possible that we might not be able to initiate and conduct the necessary non-clinical toxicity studies in non-human primates in a timely and cost-effective manner in the future if or when this temporary FDA guidance expires. We and our CROs and

CMOs may face disruptions related to our clinical trials arising from potential delays in IND-enabling studies, manufacturing disruptions and/or the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing. To date, we have experienced delays at certain clinical sites which, due to staffing constraints or other internal policy requirements, have not been able to complete site activation activities or enroll patients in our clinical trial as quickly as likely would have been possible absent the ongoing COVID-19 pandemic.

Further, the impact of the ongoing COVID-19 pandemic to our operations remains uncertain. For example, at various times throughout the COVID-19 pandemic, we have elected to close our office and laboratory spaces in our Watertown, Massachusetts facility or otherwise restrict access to our facility to only that subset of our employees whose work must necessarily be performed in our laboratories, transitioning our remaining employees to work from home. While the ongoing impact of this pandemic remains uncertain, we believe the redundancies we have in place between our China and India based CROs and our Watertown, Massachusetts-based laboratory staff, as well as the transition of employees to remote work arrangements as and when needed, have generally mitigated the impact of these disruptions on our discovery efforts.    However, it also remains possible that we will see delays in some of our preclinical research, technical operations, clinical development or other business activities if the spread and resurgence of COVID-19 continue to arise in the greater Boston area and/or in various parts of the world, which may continue until the impacts of COVID-19, and its various variants, are better mitigated and addressed.

The response to the ongoing COVID-19 pandemic may result in the redirection of resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. For example, as of May 26, 2021, the FDA noted that it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards, including for oncology product development. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.  In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

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

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our preclinical studies or clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. To the extent the ongoing COVID-19 pandemic adversely affects our business prospects, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to the timing and results of our planned and future clinical trials and our financing needs.

Our Credit Agreement with Perceptive Credit contains restrictions that limit our flexibility in operating our business.

In June 2020, we entered into a credit agreement and guaranty, or the Credit Agreement, with Perceptive Credit, an affiliate of Perceptive Advisors LLC, or Perceptive Advisors, which is one of our significant stockholders. The Credit Agreement provided for a $20.0 million senior secured delayed draw term loan facility, though we only drew down $12.5 million of that amount and our ability to borrow the remaining $7.5 million tranche expired in June 2021. The Credit Agreement is secured by a lien on substantially all of our and our subsidiaries’ assets, including, but not limited to, shares of our subsidiaries, our current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment, and contract rights. The Credit Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are subject to customary exceptions, limit our ability to, without Perceptive Credit’s prior written consent, effect any of the following, among other things:

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

We are a clinical stage biotechnology company and, while we commenced a clinical trial of CFT7455 in June 2021 and plan to commence a clinical trial of CFT8634 in the first half of 2022, all of our other product candidates are still in preclinical development or in the discovery stage. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.

We are a clinical-stage biotechnology company and, while we commenced a clinical trial of CFT7455 in June 2021 and anticipate commencing a clinical trial of CFT8634 in the first half of 2022, all of our other product candidates are currently in preclinical development or in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates, including our lead programs. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We have limited experience as a company in completing IND-enabling preclinical studies and, while we commenced clinical development of CFT7455 and plan to commence clinical development of CFT8634 in the first half of 2022, we have limited experience as a company in commencing, enrolling and conducting clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies will be completed on time, that we will submit INDs in a timely manner, that any INDs we submit will be cleared by the FDA in a timely manner, if at all, or if our planned clinical trials will begin, enroll or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For each of CFT7455 and CFT8634, we have entered into a master services agreement with a CRO to lead our first-in-human Phase 1/2 clinical trial for the applicable product candidate. There can be no assurance that we will be able to negotiate and enter into additional master services agreements with these or other CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis or at all.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.

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

Additionally, we expect that the first clinical trials for our product candidates will be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. This is the case with the ongoing first-in-human clinical trial of CFT7455 and will be the case with our first-in-human clinical trial of CFT8634, currently planned to commence in the first half of 2022. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies or clinical trials are inconclusive with respect to the safety, potency and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for those product candidates. In some instances, there can be significant variability in safety, potency or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

While we commenced a clinical trial of CFT7455 in June 2021 and are planning to commence a clinical trial of CFT8634 in the first half of 2022, we have not yet initiated clinical trials for any of our other product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, while we commenced our ongoing Phase 1/2 clinical trial of CFT7455 with a starting dose that was informed by the results of our preclinical studies, we observed toxicity in patients enrolled in Cohort A, which caused us to modify how we dose additional patients enrolled in this clinical trial. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

•

clinical trials of our product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical trials, modify our development plans as to dose level and/or dose schedule or otherwise, or abandon product development programs;

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
•

disruptions caused by the continuing spread and effects of the ongoing COVID-19 pandemic may increase the likelihood that we encounter these types of difficulties or cause other delays in initiating, enrolling, conducting or completing our planned clinical trials.

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

Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually systemic anti-cancer therapy (e.g., chemotherapy), surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy has been shown to not be effective. Our ongoing clinical trial for CFT7455 and our anticipated clinical trials for CFT8634 as well as our other drug candidates will be with patients who have received one or more prior treatments and we expect that we would initially seek regulatory approval of these product candidates for second-line or third-line therapy. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any approvals for first-line therapy, we may have to conduct additional clinical trials.

Targeted protein degradation is a novel modality that continues to attract substantial interest from existing and emerging biotechnology and pharmaceutical companies. As a result, we face substantial competition, which may result in others discovering, developing or commercializing products for the same indication and/or patient population before or more successfully than we do.

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

Targeted protein degradation is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation including Arvinas, Inc., BioTheryX, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Kymera Therapeutics, Inc., Lycia Therapeutics, Inc., Monte Rosa Therapeutics, Inc., NeoMorph Inc., Nurix Therapeutics, Inc., Proteovant Therapeutics, Inc., Treeline Biosciences, Inc., Triana Biomedicines, Inc., and Vividion Therapeutics, Inc. (a subsidiary of Bayer AG). Further, several large pharmaceutical companies have disclosed investments and research in this field, including Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc. and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies. For example, we understand that Adaptimmune Limited, Foghorn Therapeutics, Inc. and GlaxoSmithKline plc are pursuing the development of therapies for patients with synovial sarcoma.

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

As of December 31, 2021, we had $152.2 million federal net operating loss carryforwards and $216.8 million gross in United States state net operating loss carryforwards, portions of which expire at various dates through 2041. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the TCJA, as modified by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, federal net operating losses generated in tax years beginning after 2017, if any, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 will be limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). The CARES Act temporarily allows us to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior years. It is uncertain how various states will respond to the TCJA, the CARES Act or any newly enacted federal tax law. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As of December 31, 2021, we also had United States federal and state research and development tax credit carryforwards of $7.3 million and $2.9 million, respectively, which expire at various dates through 2041. These tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a study of ownership changes from inception through December 31, 2020, which concluded that we experienced ownership changes as defined by Section 382 of the Code. However, there were no net operating loss carryforwards that were limited or expired unused. We have not updated the study to assess whether a change of ownership has occurred through 2022. We may have experienced additional ownership changes that have not been identified that could result in the expiration of our net operating loss and tax credit carryforwards before utilization and we may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, that will harm our future operating results by effectively increasing our future tax obligations.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect and, even if we are able to, the FDA may not permit us to proceed with our planned clinical trials.

We have limited experience as a company in preparing, submitting to and receiving clearance from the FDA on INDs. We submitted our first IND to the FDA in December 2020 for CFT7455 and, in January 2021, the FDA informed us that we are permitted to proceed with our first-in-human clinical trial for this product candidate. We submitted an IND for CFT8634 in November 2021 and, in December 2021, the FDA informed us that we are permitted to proceed with our first-in-human clinical trial for this product candidate. We plan to submit an IND application and begin a Phase 1 trial in BRAF V600X driven cancers including melanoma, colorectal and NSCLC for CFT1946 in the second half of 2022, and plan to submit an IND application and begin a Phase 1 trial for CFT8919 in EGFR L858R NSCLC in 2023. While these are our current expectations, we may not be able to file our planned INDs or INDs for other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, we may determine that additional IND-enabling studies are warranted, or we may face delays due to the ongoing global COVID-19 pandemic. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

If any product candidates we develop are associated with serious adverse events or undesirable side effects or have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The occurrence of any of these sorts of events would have an adverse effect on our business, financial condition, results of operations and prospects. Many product candidates that initially showed promise in early-stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further clinical development of the product candidates or limited their competitiveness in the market. For example, single agent BRAF inhibitors can cause a secondary malignancy called keratocanthoma, which is a skin cancer caused by paradoxical activation of BRAF upon inhibitor binding.

The results of preclinical studies may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later stage clinical trials.

The results of preclinical studies may not be predictive of the results of clinical trials and the results of early-stage clinical trials may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when those trials are completed or in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials or the designs of these trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, we commenced Cohort A of the ongoing Phase 1/2 clinical trial of CFT7455 with a starting dose that was based on the results of our preclinical studies; however, we have modified dosage for Cohorts B1 and C based on the results from Cohort A.  Moreover, even if successful, the results of the dose escalation portion of our ongoing and planned first-in-human Phase 1/2 clinical trials of our product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any setbacks of this nature in our clinical development could materially harm our business, financial condition, results of operations and prospects. In addition, we may conduct some of our clinical trials in a combination Phase 1/2 design and, if the Phase 1 portion of the trial is not successful, we will not be allowed to proceed into the Phase 2 portion of the trial.

If we experience delays or difficulties in the enrollment of patients in our clinical trials, our timelines for submitting for and receiving necessary marketing approvals could be delayed or prevented.

We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. In June 2021, we advanced CFT7455 into first-in-human Phase 1/2 clinical trials in MM and NHLs, including PTCL and MCL, and anticipate advancing CFT8634 into clinical trials in the first half of 2022. In addition, we are planning to advance our other lead product candidates into first-in-human Phase 1/2 clinical trials. While we believe that we will be able to enroll a sufficient number of patients into each of these clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications, either generally or specifically during the ongoing COVID-19 pandemic. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:

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

We currently rely on CROs to conduct our clinical trials, as we currently do not plan to independently conduct clinical trials of any of our product candidates. Additionally, we must contract with third-party research sites for the conduct of our clinical trials. Our agreements with these CROs and sites might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements, we would experience delays in our product development activities.

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

As our product candidates progress through preclinical studies and clinical trials towards approval and commercialization, we expect that various aspects of the product development and manufacturing process will evolve in an effort to optimize processes and results. Some of those product and manufacturing process changes may involve the use of third-party proprietary technology, which could then cause us to need to obtain a license from third parties. In addition, these types of changes may require that we make amendments to our regulatory applications, which could further delay the timeframes under which modified manufacturing processes can be used for any of our product candidates.

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

Risks related to our intellectual property

If we are unable to obtain and maintain patent protection for our technology, product candidates and products or if the scope of the patent protection obtained is not sufficiently broad or enforceable, our competitors could develop and commercialize technology, product candidates and products similar or identical to ours, our ability to successfully commercialize our technology, product candidates and products may be impaired or we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from exploiting our platform technologies, our pipeline drug product candidates, any future drug product candidates we may develop and their use or manufacture.

Our commercial success depends in part on our ability to obtain and maintain patents and other proprietary protection in the United States and other countries with respect to our proprietary technology, product candidates and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Moreover, the patent applications we own, co-own or license may fail to result in issued patents in the United States or in other foreign countries.

The patent prosecution process is expensive and time consuming and we may not be able to file, prosecute, and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents and patent applications, covering technology that we license from third parties or that we license to our collaborators. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of the biopharmaceutical industry generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned, co-owned or licensed patents or pending patent applications, or that we were the first inventors to file for patent protection of those inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights or those of our collaborators are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology, product candidates or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies, product candidates and products. Changes in either the patent laws or interpretation of the patent or other laws in the United States and other countries may diminish the value of our patents and potential applications, narrow the scope of our patent protection, or cause us to be required to pay royalties to third parties. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Our owned, co-owned and licensed patent estate consists principally of patent applications, many of which are at an early stage of prosecution. Even if our owned, co-owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned, co-owned or licensed patents by developing similar or alternative technologies, product candidates or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned, co-owned and licensed patents or patents obtained by our collaborators may be challenged in the courts or patent offices in the United States and abroad. These challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology, product candidates and products or limit the duration of the patent protection of our technology, product candidates and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our drug product candidates might expire before or shortly after they are commercialized. As a result, our owned, co-owned and licensed patent portfolio, or that of our collaborators, may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development or manufacture of our products or our collaborators’ products. It may, therefore, be necessary for us to use the patented or proprietary technology of a third party to commercialize our own technology or products or those of our collaborators, in which case we or our collaborators would be required to obtain a license from that third party. A license to that intellectual property may not be available or may not be available on commercially reasonable terms, which could have an adverse effect on our business and financial condition.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biopharmaceutical industry, as well as administrative proceedings for challenging patents, including reexamination, post-grant review, inter partes review, derivation proceedings or interference proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions.

We may become party to or threatened with future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including derivation, reexamination, post-grant review, inter partes review, or interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. As the bio-pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

If we are found by a court of competent jurisdiction to infringe a third party’s intellectual property rights, we could be required to obtain a license from the applicable third-party intellectual property holder to continue developing and marketing our product candidates, products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., AstraZeneca PLC, Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), Beigene Co. Ltd., BioTheryX, Inc., Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics SA, Cullgen, Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Foghorn Therapeutics, Inc., GlaxoSmithKline PLC, Janssen Biotech, Inc., Kymera Therapeutics, LLC., Nurix Therapeutics, Inc., Monte Rosa Therapeutics, AG, Novartis AG, Nurix Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., Proteovant Therapeutics, Inc., Roche AG, the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc. and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our product candidates or products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.

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

There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent or a generic drug manufacturer may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, with respect to any unlisted patent, a generic drug manufacturer would not have to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of that product candidate.

Currently, in the United States, the FDA may grant five years of exclusivity for new chemical entities, or NCEs, which are drugs that contain no active portion that has been approved by the FDA in any other new drug application, or NDA. We expect that all of our products will qualify as NCEs; however, the FDA will not conduct an assessment for NCE status until it is reviewing a marketing application for that drug. A generic company can submit an ANDA to the FDA four years after approval of any of our drug products designated as an NCE. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the generic manufacturer elects the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. If we were to do so, that would likely initiate a challenge to one or more of our Orange Book listed patents based on arguments from the generic manufacturer that our listed patents are invalid, unenforceable or not infringed. Under amendments to the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of the data exclusivity period (7.5 years) or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book or if we fail to file a lawsuit in response to a certification from a generic company under an ANDA in a timely manner, or if we do not prevail in the resulting patent litigation, we can lose our ability to benefit from a proprietary market based on patent protection covering our drug products and we may find that physicians will switch to prescribing and dispensing generic versions of our drug products. Further, even if we were to list our relevant patents in the Orange Book correctly, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may come at a significant cost to us, both in terms of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator’s drug at the same time and, as a result, we may face the cost and distraction of multiple lawsuits from generic manufacturers at the same time. We may also determine that it is necessary to settle these types of lawsuits in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patents.

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

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits one patent term extension of up to five years beyond the normal expiration of one patent per product, which if related to a method of treatment patent, is limited to the approved indication. The length of the patent term extension is typically calculated as one-half of the clinical trial period plus the entire period of time during the review of the NDA by the FDA, minus any time of delay by us during these periods. There is also a limit on the patent term extension to a term that is no greater than fourteen years from the date of drug approval. Therefore, if we select and are granted a patent term extension on a recently filed and issued patent, we may not receive the full benefit of a possible patent term extension, if at all. We might also not be granted a patent term extension at all, because of, for example, our failure to apply within the applicable period, failure to apply prior to the expiration of relevant patents or other failure to satisfy any of the numerous applicable requirements. In addition, the regulatory review period of an FDA-approved product may not serve as the basis for a patent term extension if the active ingredient of such product was subject to regulatory review and approval in an earlier product approved by the FDA. Moreover, the applicable authorities, including the FDA and the USPTO in the United States and any equivalent regulatory authority in other countries, may not agree with our assessment of whether extensions of this nature are available and may refuse to grant extensions to our patents or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have an adverse effect on our ability to generate product revenue.

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

We employ individuals who were previously employed at universities as well as other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We have received confidential and proprietary information from collaborators, prospective licensees and other third parties that may be subject to contractual confidentiality and non-use obligations. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of or right to use valuable intellectual property. Even if we are successful, litigation could result in substantial cost and reputational loss and be a distraction to our management and other employees.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of a patent application and any resulting patent. The USPTO and patent offices in foreign countries require compliance with many procedural, documentary, fee payment and other requirements during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have an adverse effect on our business.

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

Filing, prosecuting, maintaining, and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. As a result, our intellectual property rights in some countries outside the United States can be less extensive than the protection we might have in the United States. In-licensing patents covering our product candidates in all countries throughout the world may similarly be prohibitively expensive, if these in-licensing opportunities are available to us at all. Further, in-licensing or filing, prosecuting, maintaining, and defending patents even in only those jurisdictions in which we develop or commercialize our product candidates may be prohibitively expensive or impractical. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection or licensed patents to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States or the European Union. These products may compete with our product candidates, and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
•

we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for its proposed indication, or that it is of sufficient purity or quality in accordance with FDA standards;

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

We have obtained Orphan Drug Designation for CFT7455 and CFT8634 and if we decide to seek Orphan Drug Designation for any other current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

In August 2021, the FDA granted Orphan Drug Designation to CFT7455 for the treatment of MM, and in March 2022, the FDA granted Orphan Drug Designation to CFT8634 for the treatment of soft tissue sarcoma. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

We may also seek Orphan Drug Designations for our other lead programs and/or some or all of our other current or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain an Orphan Drug Designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, even if we seek Orphan Drug Designation for other product candidates, we may never receive these designations. For example, the FDA has expressed concerns regarding the regulatory considerations for Orphan Drug Designation as applied to tissue agnostic therapies and the FDA may interpret the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, in a way that limits or blocks our ability to obtain an Orphan Drug Designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

We may seek approval of our product candidates, where applicable under the FDA’s accelerated approval pathway.  This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We plan to seek accelerated approval of our lead product candidates and may seek approval of future product candidates, where applicable, using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well controlled post-marketing clinical trials to confirm the product’s clinical benefit. These confirmatory trials must be completed with due diligence. In addition, the FDA generally requires pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway for any of our product candidates, we may not be able to obtain accelerated approval, and even if we do, that product may not experience a faster development or regulatory review or approval process. In addition, receiving accelerated approval does not assure the product’s accelerated approval will eventually be converted to a traditional approval.

Our relationships with customers, healthcare providers, and third-party payors are or will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws and other healthcare laws and regulations. If we are unable to comply or have not fully complied with these laws, we could face substantial penalties.

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute our product candidates, if we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to: (i) prevent fraud, kickbacks, self-dealing and other abusive practices, (ii) guarantee the security and privacy of health information, and (iii) increase transparency around the financial relationships between physicians, teaching hospitals and manufacturers of drugs, medical devices and biologics. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements. See the sections entitled “Business — Other Healthcare Laws” and “Business — Healthcare Reform” in our 2021 Annual Report.

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

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid or TRICARE in the United States), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. See the section entitled “Coverage and Reimbursement” in our 2021 Annual Report.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Business — Healthcare Reform” in our 2021 Annual Report.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical personnel, sales and marketing and other personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, Chief Legal Officer, Chief People Officer, and Chief Business Officer. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and an inability to find suitable replacements could result in delays in product development and harm our business.

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

If securities or industry analysts do not publish or cease publishing research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is and will continue to be influenced by the research and reports that industry or securities analysts publish about us, our business or the targeted protein degradation space. We do not have control over these analysts.  There can be no assurance that existing analysts will continue to provide research coverage or that new analysts will begin to provide coverage.  Although we have obtained analyst coverage, if any of the analysts who cover us were to issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and future clinical trials and results of operations fail to meet the expectations of any of these analysts, our stock price would likely decline. If one or more of these covering analysts were to cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The trading price of shares of our common stock may be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you acquired it. The market price for our common stock may be influenced by many factors, including:

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

Our management has broad discretion in the application of the net proceeds from our prior financings, including our initial and follow-on public offerings, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have an adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our financing activities in a manner that does not produce income or that loses value.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the recent significant volatility associated with the ongoing COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. Our operations could be adversely affected by economic and political changes in the markets, including inflation rates, supply chain disruptions, recessions, trade restrictions, tariff increases or potential new tariffs, and economic embargoes imposed by the U.S. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates, and could also impact our ability to raise additional capital when needed on acceptable terms, if at all. Our general business strategy may be adversely affected by any economic downturn of this nature, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costly and dilutive.

Failure to secure any necessary financing in a timely manner and on favorable terms could have an adverse effect on our growth strategy, financial performance and stock price and could require us to delay, modify, or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.3

3.2	Second Amended and Restated Bylaws of the Registrant	S-1	333-248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders	S-1	333-248719	09/10/2020	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

C4 Therapeutics, Inc.

Date: May 5, 2022	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Lauren A. White
Lauren A. White
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)