Form 10-Q
period 2022-06-30
C4 Therapeutics, Inc.
filed 2022-08-04
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39567
________________________________________________
C4 Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware	47-5617627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
490 Arsenal Way, Suite 120 Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 231-0700
________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CCCC	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of July 27, 2022, the registrant had 48,913,765 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:
•the initiation, timing, progress, results, safety and efficacy, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials, the period during which the results of the trials will become available, and our research and development programs;
•the ultimate impact of the ongoing coronavirus, or COVID-19, pandemic, or any other health epidemic, on our business, manufacturing, clinical trials, research programs, supply chain, regulatory review, healthcare systems or the global economy as a whole;
•risks related to the direct or indirect impact of the ongoing COVID-19 pandemic or any future large-scale adverse health event, such as the scope and duration of the pandemic, government actions and restrictive measures implemented in response, material delays in diagnoses, initiation or continuation of treatment for diseases that may be addressed by our development candidates and investigational medicines, or in patient enrollment in clinical trials, potential clinical trials, regulatory review or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic or other future large-scale adverse health event, and our ability to execute business continuity plans to address disruptions caused by the ongoing COVID-19 pandemic or future large-scale adverse health event;
•our ability to obtain funding for our operations necessary to complete further development, manufacturing and commercialization of our product candidates;
•our ability to obtain and maintain regulatory approval for any of our current or future product candidates;
•the period of time over which we anticipate our existing cash and cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
•our ability to identify and develop product candidates for treatment of additional disease indications;
•the potential attributes and benefits of our product candidates;
•the rate and degree of market acceptance and clinical utility for any product candidates we may develop;
•the pricing and reimbursement of our product candidates, if approved;
•the effects of competition with respect to any of our current or future product candidates, as well as innovations by current and future competitors in our industry;
•the implementation of our strategic plans for our business, any product candidates we may develop and our TORPEDO® platform;
•the ability and willingness of our third-party strategic collaborators to continue research, development and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, Biogen MA, Inc., or Biogen, and Calico Life Sciences LLC, or Calico, or other new collaboration agreements;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;
•future agreements with third parties in connection with the manufacturing and commercialization of our product candidates, if approved;
•the size and growth potential of the markets for our product candidates and our ability to serve those markets;

•our financial performance;
•regulatory developments in the United States and foreign countries;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•the success of competing therapies that are or may become available;
•our ability to attract and retain key scientific or management personnel;
•developments relating to our competitors and our industry; and
•other risks and uncertainties, including those discussed in Part II, Item 1A - Risk Factors in this Form 10-Q.
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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $59.0 million and $43.6 million for the six months ended June 30, 2022 and 2021, respectively.
•We will need substantial additional funding to pursue our business objectives and continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development programs or future commercialization efforts.
•Our approach to the discovery and development of product candidates based on our TORPEDO platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.
•Most of our product candidates are still in preclinical development and we have never completed a clinical trial of any of our product candidates. Our business could be harmed if we are unable to advance to clinical development, develop, obtain regulatory approval for and/or commercialize our product candidates, if we experience significant delays in doing any of these things, or if we experience significant cost increases.
•We cannot be certain of the timely completion or outcome of our preclinical testing and clinical trials. In addition, the results of preclinical studies may not be predictive of the results of clinical trials and the results of any early-stage clinical trials we commence may not be predictive of the results of later-stage clinical trials.
•Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent, delay, or require additional research or analysis to proceed with development, regulatory approval and commercialization of our current and future product candidates.
•We have entered into collaboration agreements with Roche, Biogen and Calico, and may in the future seek to enter into collaborations with third parties for the development and/or commercialization of certain of our product candidates, but we may never realize the full potential benefits under these existing or potential collaboration arrangements.
•The continuing effects of the ongoing COVID-19 pandemic, including the spread of new strains or variants of the virus, could adversely impact our business, including our preclinical studies and clinical trials.
•We face substantial competition, which may result in others discovering, developing or commercializing products for the same indication and/or patient population before or more successfully than we do.
•We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates in a timely manner, or at an acceptable cost or quality.
•If we are unable to obtain required marketing approvals for, commercialize, manufacture, obtain and maintain patent protection for or gain market acceptance of our product candidates, or if we experience significant delays in doing so, our business will be materially harmed and our ability to generate revenue from product sales will be materially impaired.
•If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad or enforceable, our competitors could develop and commercialize technology, product candidates and products similar or identical to ours, and our ability to successfully commercialize our technology, product candidates and products may be impaired.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$57,296	$76,124
Marketable securities, current	250,484	233,155
Accounts receivable	1,709	5,716
Prepaid expenses and other current assets	8,876	10,694
Total current assets	318,365	325,689
Marketable securities, non-current	90,057	142,200
Property and equipment, net	6,337	3,108
Right-of-use asset	73,122	31,945
Restricted cash	3,279	3,279
Other assets	1,315	544
Total assets	$492,475	$506,765
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,446	$4,506
Accrued expenses and other current liabilities	16,958	13,606
Deferred revenue, current	22,170	31,800
Operating lease liability, current	1,824	1,334
Long-term debt − related party, current	750	—
Total current liabilities	46,148	51,246
Deferred revenue, net of current	17,991	24,368
Operating lease liability, net of current	73,371	30,777
Long-term debt − related party, net of current	10,372	10,768
Total liabilities	147,882	117,159
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 48,877,652 and 48,688,875 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	675,916	658,091
Accumulated other comprehensive loss	(4,581)	(775)
Accumulated deficit	(326,747)	(267,715)
Total stockholders’ equity	344,593	389,606
Total liabilities and stockholders’ equity	$492,475	$506,765
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from collaboration agreements	$13,834	$9,781	$21,488	$17,207
Operating expenses:
Research and development	31,323	23,286	57,526	43,812
General and administrative	9,895	8,611	22,715	16,020
Total operating expenses	41,218	31,897	80,241	59,832
Loss from operations	(27,384)	(22,116)	(58,753)	(42,625)
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	(534)	(533)	(1,061)	(1,067)
Interest and other income, net	506	69	782	141
Total other income (expense), net	(28)	(464)	(279)	(926)
Net loss	$(27,412)	$(22,580)	$(59,032)	$(43,551)
Net loss per share attributable to common stockholders − basic and diluted	$(0.56)	$(0.51)	(1.21)	(1.00)
Weighted-average number of shares used in computed net loss per share − basic and diluted	48,823,698	43,855,420	48,779,508	43,472,327

Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(931)	25	(3,806)	(82)
Comprehensive loss	$(28,343)	$(22,555)	$(62,838)	$(43,633)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	48,688,875	$5	$658,091	(775)	$(267,715)	$389,606
Exercise of stock options and release of stock units	52,707	—	260	—	—	260
Issuances of common stock under 2020 ESPP	8,028	—	220	—	—	220
Stock-based compensation	—	—	8,879	—	—	8,879
Unrealized loss on marketable securities	—	—	—	(2,875)	—	(2,875)
Net loss	—	—	—	—	(31,620)	(31,620)
Other	1,880	—	59	—	—	59
Balance as of March 31, 2022	48,751,490	5	667,509	(3,650)	(299,335)	364,529
Exercise of stock options and release of stock units	124,677	—	259	—	—	259
Stock-based compensation	—	—	8,109	—	—	8,109
Unrealized loss on marketable securities	—	—	—	(931)	—	(931)
Net loss	—	—	—	—	(27,412)	(27,412)
Other	1,485	—	39	—	—	39
Balance as of June 30, 2022	48,877,652	$5	$675,916	$(4,581)	$(326,747)	$344,593
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - Continued
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	43,059,632	$4	$464,597	$13	$(183,823)	$280,791
Exercise of stock options	49,328	—	166	—	—	166
Stock-based compensation	—	—	3,845	—	—	3,845
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(20,971)	(20,971)
Other	—	—	(19)	—	—	(19)
Balance as of March 31, 2021	43,108,960	4	468,589	(94)	(204,794)	263,705
Issuance of common stock, net of estimated issuance costs of $11.3 million (Note 10)	4,887,500	1	169,482	—	—	169,483
Shares issued upon warrant exercise − related party (Note 10)	256,038	—	—	—	—	—
Exercise of stock options	126,150	—	539	—	—	539
Stock-based compensation	—	—	5,175	—	—	5,175
Unrealized loss on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(22,580)	(22,580)
Other	1,411	—	80	—	—	80
Balance as of June 30, 2021	48,380,059	$5	$643,865	$(69)	$(227,374)	$416,427
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(59,032)	$(43,551)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	17,086	9,073
Depreciation expense	740	839
Reduction in carrying amount of right-of-use asset	2,890	647
Accretion of discount on marketable securities	1,082	474
Amortization of debt discount − related party	354	360
Changes in operating assets and liabilities:
Accounts receivable	4,007	(1,729)
Prepaid expenses and other current and long-term assets	1,722	(1,181)
Accounts payable	(564)	(1,338)
Accrued expenses and other current liabilities	(87)	316
Operating lease liability	(983)	(508)
Deferred revenue	(16,006)	(6,338)
Net cash used in operating activities	(48,791)	(42,936)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	138,057	209,494
Purchases of marketable securities	(108,132)	(237,622)
Purchases of property and equipment	(701)	(1,168)
Net cash provided by (used in) investing activities	29,224	(29,296)
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs paid of $10.8 million (Note 10)	—	169,934
Proceeds from exercises of stock options	519	705
Payment of initial public offering costs	—	(286)
Other	220	(3)
Net cash provided by financing activities	739	170,350

Net change in cash, cash equivalents and restricted cash	(18,828)	98,118
Cash, cash equivalents and restricted cash at beginning of period	79,403	184,304
Cash, cash equivalents and restricted cash at end of period	$60,575	$282,422

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$60,575	$282,422
Less: restricted cash	(3,279)	(1,276)
Cash and cash equivalents at end of the period	$57,296	$281,146

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest − related party	$828	$707

Supplemental disclosures of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$44,067	$—
Capital expenditures in accounts payable and accrued expenses	$3,270	$—
Follow-on costs in accounts payable and accrued expenses	$—	$451
Aggregate exercise price of warrant net exercised - related party (Note 10)	$—	$3,002

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
The Company has incurred recurring losses since its inception, including net losses of $59.0 million and $43.6 million for the six months ended June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $326.7 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $397.8 million as of June 30, 2022 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
Risks and uncertainties
The Company is subject to risks common to other life science companies in the early development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology and intellectual property, ability to raise additional financing and compliance with the U.S. Food and Drug Administration, or the FDA, and other government regulations. If the Company does not successfully advance its programs into and through human clinical trials and commercialize any of its product candidates either directly or through collaborations with other companies, the Company may be unable to produce product revenue or achieve profitability. There can be no assurance that the Company’s research and development efforts will be successful, adequate protection for the Company’s intellectual property will be obtained and maintained, any products developed will obtain necessary government regulatory approval, or any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.
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
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 24, 2022.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements if these results differ from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, amounts and timing of revenues recognized under the Company’s research and development collaboration arrangements, prepaid and accrued research and development expense, incremental borrowing rate used in the measurement of lease liabilities, and estimated volatility used in fair valuation of stock options. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.
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
Recently issued accounting standards
In March 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance for a limited time to ease the potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate, or LIBOR. Optional expedients in Topic 848 are generally available until December 31, 2022.
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
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2021. The adoption of ASU 2021-10 did not have a material effect on the Company’s condensed consolidated financial statements.

Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine these fair values as of June 30, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$57,033	$57,033	$—	$—
Marketable securities:
Corporate debt securities	264,071	—	264,071	—
U.S. government debt securities	50,779	—	50,779	—
U.S. Treasury securities	25,691	—	25,691	—
Total cash equivalents and marketable securities	$397,574	$57,033	$340,541	$—
There have been no transfers between fair value levels during the six months ended June 30, 2022.
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

Note 4. Marketable securities
Marketable securities as of June 30, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$210,758	$—	$(1,723)	$209,035
U.S. government debt securities	20,989	—	(257)	20,732
U.S. Treasury securities	21,023	—	(306)	20,717
Marketable securities, non-current:
Corporate debt securities	56,256	—	(1,220)	55,036
U.S. government debt securities	30,988	—	(941)	30,047
U.S. Treasury securities	5,108	—	(134)	4,974
Total marketable securities, current and non-current	$345,122	$—	$(4,581)	$340,541
Marketable securities as of December 31, 2021 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$219,414	$1	$(250)	$219,165
U.S. Treasury securities	8,987	—	(3)	8,984
U.S. government debt securities	5,006	—	—	5,006
Marketable securities, non-current:
Corporate debt securities	89,538	—	(403)	89,135
U.S. government debt securities	32,982	—	(105)	32,877
U.S. Treasury securities	20,203	—	(15)	20,188
Total marketable securities, current	$376,130	$1	$(776)	$375,355
Marketable securities classified as current have maturities of less than one year. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of June 30, 2022 or December 31, 2021 had remaining maturities greater than five years.
Marketable securities in unrealized loss positions as of June 30, 2022 consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	95	$242,455	$(2,743)
U.S. government debt securities	10	45,908	(1,069)
U.S. Treasury securities	6	25,691	(440)
Marketable securities in continuous unrealized loss position for greater than 12 months:
Corporate debt securities	11	20,186	(200)
U.S. government debt securities	1	4,871	(129)
Total marketable securities in unrealized loss position	123	$339,111	$(4,581)
There were no individual securities that were in a significant unrealized loss position as of June 30, 2022, and, based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of June 30, 2022 related to these securities. Further, given the lack of significant change in the credit risk, the Company does not consider these marketable securities to be impaired.
As of December 31, 2021, no marketable securities were in a continuous unrealized loss position for 12 months or longer.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Property and equipment:
Laboratory equipment	$8,200	$8,276
Furniture and fixtures	839	805
Leasehold improvements	703	541
Office equipment	398	179
Computer equipment	255	223
Construction in progress	3,370	—
Total property and equipment	13,765	10,024
Less: accumulated depreciation	(7,428)	(6,916)
Total property and equipment, net	$6,337	$3,108
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$435	$388	$740	$839
Note 6. Leases
In July 2017, the Company entered into a lease of office and laboratory space for its headquarters at 490 Arsenal Way, Suite 200 in Watertown, Massachusetts, or the Watertown Lease. In November 2021, the Company entered into an amendment to the Watertown Lease, or the Amended Lease. The Amended Lease serves to extend the lease term of the Company’s existing leased space, or the Existing Leased Space, and provides additional office and laboratory space in Suite 120, or the Newly Leased Space. The lease for the Newly Leased Space commenced in January 2022 and the Company’s obligation to pay rent on the Newly Leased Space commenced in March 2022, with the amount of this new rent obligation added to the Company’s continuing obligation to pay rent on the Existing Leased Space. The Amended Lease terminates in March 2032, which is 10 years from the rent commencement date for the Newly Leased Space. The Amended Lease is subject to fixed rate rent escalations, provides for up to $2.6 million in tenant improvements reimbursable to the Company, and provides an option for the Company to extend the lease term of the Amended Lease for one additional five-year period. Upon executing the Amended Lease, the Company increased the amount of its existing collateral to $3.3 million, which is recorded as restricted cash on the accompanying condensed consolidated balance sheets as of June 30, 2022. In addition to rent, under the terms of the Amended Lease, the Company is also responsible for paying its pro rata share of costs incurred for common area maintenance, real estate taxes and property insurance related to the leased space, including both the Existing Leased Space and, as of January 2022, the Newly Leased Space, which amounts are accounted for as variable lease costs.
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
As noted above, the lease for the Newly Leased Space commenced in January 2022. As a result, the Company recorded a right-of-use asset of $44.4 million, and a corresponding lease liability of $44.1 million for the Newly Leased Space. The calculation of the lease liability and the right-of-use asset of the Newly Leased Space does not include the additional five-year period option provided under the Amended Lease as the Company does not believe there is reasonable certainty that the option will be exercised. As stated above, the Amended Lease provides for up to $2.6 million of tenant improvement allowance, which is expected to be received in 2022. As of June 30, 2022, no tenant improvement allowances have been received.
In May 2022, the Company entered into a sublease agreement with a third party, or the Sublease, of a portion of the office and laboratory space in Suite 200 at 490 Arsenal Way, Watertown, Massachusetts. The term of the Sublease ends in June 2025.
The elements of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$2,507	$638	$5,015	$1,275
Variable lease cost	624	127	972	368
Sublease income	(212)	—	(212)	—
Total lease cost	$2,919	$765	$5,775	$1,643
The following table summarizes the lease term and discount rate applied in arriving at the lease liability:

	June 30, 2022	December 31, 2021
Remaining lease term	9.6 years	10.2 years
Discount rate	5.3%	5.2%
Future lease payments under non-cancelable leases as of June 30, 2022 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments:
Remaining 2022	$4,175
2023	8,571
2024	8,828
2025	9,093
2026	9,366
Thereafter	61,759
Total undiscounted lease payments	101,792
Less: imputed interest	(23,955)
Less: tenant improvement allowance	(2,642)
Total operating lease liability	$75,195
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued expenses and other current liabilities:
Accrued research and development	$8,234	$6,863
Accrued compensation and benefits	3,727	5,084
Accrued capital expenditures	2,766	—
Accrued professional fees	947	1,246
Other	1,284	413
Total accrued expenses and other current liabilities	$16,958	$13,606

Note 8. Collaboration and license agreements
Roche Collaboration and License Agreement
In March 2016, the Company entered into a license agreement with Roche, which was amended in June 2016 and amended further in March 2017. The Company and Roche amended and restated that agreement (as so amended) in December 2018. This amended and restated agreement is referred to as the Roche Agreement. Under the Roche Agreement, the Company and Roche agreed to collaborate in the research, development, manufacture and commercialization of target-binding degrader medicines using the Company’s proprietary TORPEDO platform for the treatment of cancers and other indications. Under the Roche Agreement, the Company may elect to opt into certain co-development rights, in which case the Company will receive an increased royalty rate on future product sales from products directed to that target. In addition, if the Company opts into certain co-detailing rights, it is also entitled to reimbursement of certain commercialization costs. Upon entry into the Roche Agreement, the Company received additional upfront consideration of $40.0 million from Roche.
In November 2020, the Company signed a further amendment, the effect of which was to provide that the parties would develop up to five potential targets, with Roche maintaining its option rights to license and commercialize products directed to those targets. The November 2020 amendment also provides a mechanism through which the Company and Roche can mutually agree to terminate the Roche Agreement on a target-by-target basis by the entry into a Mutual Target Termination Agreement. Upon the entry into a Mutual Target Termination Agreement, the Roche Agreement provides that all rights and responsibilities for know-how and other intellectual property in support of products that use inhibition as their mode of action revert to Roche and all rights and responsibilities for know-how and other intellectual property in support of products that use degradation as their mode of action revert to the Company. In support of this allocation of rights, Roche provides the Company, and the Company provides Roche, with a perpetual irrevocable, fully paid up, exclusive (even as to party granting the license), sublicensable (including in multiple tiers) license to the patents and know-how that are allocated to a party under a Mutual Target Termination Agreement. As the research activities with Roche have progressed and evolved over time, there are now three targets on which the parties continue to collaborate, with Roche maintaining its option rights to license and commercialize products directed to those three targets.
Under the Roche Agreement, the Company receives annual research plan payments of $1.0 million for up to three years for each active research plan. For certain targets, Roche is required to pay the Company fees of $2.0 million and $3.0 million upon the progression of targets to the lead series identification achievement and good laboratory practice toxicology study phase, respectively. Finally, adjustments were made to the option exercise fees, whereby targets that have progressed through standard good laboratory practice, or GLP, toxicology studies at the time of exercise now have option exercise fees of $7.0 million to $12.0 million and those progressed through Phase 1 trials have option exercise fees of $20.0 million. For each target option exercised by Roche, the Company is eligible to receive milestone payments ranging from $260.0 million to $275.0 million upon the achievement of certain research, development and commercial milestones with respect to corresponding products, subject to certain reductions and exclusions based on intellectual property coverage. Roche is also required to pay the Company up to $150.0 million per target in one-time sales-based milestone payments upon the achievement of specified levels of net sales of a product directed to such target. Finally, Roche is required to pay the Company tiered royalties ranging from the mid-single digits to mid-teen percentages on net sales of products sold by Roche pursuant to its exercise of its option rights, subject to certain reductions. For sales of products for which the Company exercises its co-development right, the applicable royalty rates will be increased by a low-single digit percentage.
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
The total transaction price of the Roche Agreement is allocated to the performance obligations based on their relative standalone selling price. The allocated transaction price is recognized as revenue from collaboration agreements in one of two ways:

•Research and development targets: The Company recognizes the portion of the transaction price allocated to each of the research and development performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to said research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.
•Option rights: The transaction price allocated to the options rights, which are considered material rights, is recognized in the period that Roche elects to exercise or elects to not exercise its option right to license and commercialize the underlying research and development target.
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the Roche Agreement, and the amount of the transaction price unsatisfied as of June 30, 2022 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$61,074	$26,808
Option rights	6,748	2,502
Total	$67,822	$29,310
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue from collaboration agreements are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
Biogen Collaboration Research and License Agreement
In December 2018, the Company entered into a collaboration research and license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen. In February 2020, the Company and Biogen amended the Biogen Agreement to provide further clarity around Biogen’s ownership of target binding moieties (which are portions of molecules), and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provided that Biogen licenses to the Company rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement. Pursuant to the terms of the Biogen Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments for neurological conditions such as Alzheimer's disease and Parkinson's disease through medicines that rely on target protein degradation, or TPD, as their mode of action, all of which are created using the Company’s degrader technology. Under the terms of the Biogen Agreement, the Company will initially develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months, ending in June 2023. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility to each degrader to meet certain criteria against a target. Biogen also has the option to pay an additional $62.5 million to extend the agreement for four additional years and select up to five additional targets for development.
In exchange for the non-exclusive research license from Biogen, as well as a $45.0 million nonrefundable upfront payment, the Company has granted a license to develop, commercialize and manufacture products related to each of the targets (which is contingent on not cancelling the agreement), performs initial research services for drug discovery, has provided a non-exclusive research and commercial license to its intellectual property and participates on the joint steering committee, or the Biogen JSC. The Company was also obligated to participate in early research activities for other potential targets or sandbox activities, at Biogen’s election up to a maximum amount; any work performed for these services is reimbursed by Biogen, and Biogen reimburses the Company for certain full-time equivalent, or FTE, costs. The Company’s obligations under the sandbox activities were completed as of August 31, 2021. For any target, following the achievement of development candidate criteria and prior to any IND-enabling study, Biogen will bear all costs and expenses of and will have sole discretion and decision-making authority with respect to the performance of further activities with respect to any degrader under development under the Biogen Agreement and all products that incorporate that degrader. Biogen is also required to pay the Company up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay the Company royalties on a licensed product-by-licensed product basis, on worldwide net product sales. All milestone and sales-based payments are made after the Company has met the defined criteria in the joint research plan for that target, at which time Biogen will have control of the products related to the targets for commercialization; the receipt of these payments is contingent on the further development of products directed to the targets to commercialization by Biogen, without any additional research and development efforts from the Company.

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
•Research and development services: The Company identified one performance obligation at the outset of the Biogen Agreement, representing a combined performance obligation consisting of (1) the licenses, (2) the research activities for the target evaluation phase for all five targets and (3) the joint research plan phase for each target. The Company determined that the licenses and research activities were not distinct from one another, as the licenses have limited value without the performance of the research activities by the Company. Participation on the Biogen JSC to oversee the research activities and the technology transfer associated with the Biogen License Agreement were determined to be quantitatively and qualitatively immaterial and therefore are excluded from performance obligations. The Company recognizes the transaction price allocated to this performance obligation as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to said research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.
•Sandbox activities: Biogen had the option to fund sandbox activities in exchange for consideration at market rates, whereby the Company would perform discovery-type research at Biogen’s election to develop other potential targets that may be used as replacement targets for the initially nominated targets or two additional targets under the Biogen Agreement. Revenues earned under this option were recognized as services were performed and were not included in the transaction price allocated to the performance obligation described above. The Company recognized FTE reimbursement received for sandbox activities as revenue as incurred each quarter. As noted above, sandbox activities fully concluded on August 31, 2021.
As of June 30, 2022, total transaction price of the Biogen Agreement of $55.0 million is allocated to the research and development services performance obligation and $16.4 million of the allocated transaction price remains unsatisfied.
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
Under the terms of the Calico Agreement, the Company will initially develop and commercialize small molecule protein degraders for up to five target proteins over the research term. Under the Calico Agreement, the Company is required to perform initial research and development activities for the nominated targets for drug discovery and preclinical development over the applicable research term, with the intent to provide a development candidate for each target to Calico once the agreed-upon research is complete. In addition, the Company provides Calico with a non-exclusive research and commercial license to its intellectual property and will participate on the Calico joint research committee, or the Calico JRC. Once Calico nominates a target and pays the applicable target initiation fee, the Company will commence research and development activities for that target. Calico is obligated to reimburse the Company for its research and development activities for each target at specified levels through the identification of a development candidate, after which time Calico shall assume full responsibility for candidate development and Calico is entitled to pursue commercial development of products related to that target.
Under the Calico Agreement, Calico paid an upfront amount of $5.0 million and certain annual payments totaling $5.0 million through June 30, 2020 and pays target initiation fees and reimburses the Company for a number of FTEs, depending on the stage of the research, at specified market rates. For each target, the Company is eligible to receive up to

$132.0 million in potential research, development and commercial milestone payments, on sales of all products resulting from the collaboration efforts. Calico is also required to pay the Company up to $65.0 million in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Calico is required to pay the Company royalties, at percentages in the mid-single digits, on a licensed product-by-licensed product basis, on worldwide net product sales. All milestone and sales-based payments are made after the Company has met the defined criteria in the joint research plan for that target, at which time Calico will have control of the products related to targets for commercialization; the receipt of these payments by the Company is contingent on the further development of the targets to commercialized products by Calico, without any additional research and development efforts required by us.
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
As of June 30, 2022, total transaction price of the Calico Agreement of $13.0 million is allocated to the research and development services performance obligation and $1.6 million of the allocated transaction price remains unsatisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue from collaboration agreements are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three and six months ended June 30, 2022 and 2021 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from collaboration agreements:
Roche Agreement	$2,550	$2,893	$3,673	$5,086
Biogen Agreement	9,534	2,940	14,250	4,820
Calico Agreement	1,750	3,948	3,565	7,301
Total revenue from collaboration agreements	$13,834	$9,781	$21,488	$17,207
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of June 30, 2022 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$500	$4,153	$17,991	$22,144
Biogen Agreement	—	16,392	—	16,392
Calico Agreement	1,209	1,625	—	1,625
Total	$1,709	$22,170	$17,991	$40,161

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
Supplemental financial information related to the collaboration and license agreements for the three and six months ended June 30, 2022 and 2021 are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue recognized that was included in the contract liability at the beginning of the period	$12,122	$5,535	$18,488	$10,054
Revenue recognized from performance obligations fully or partially satisfied in previous periods	$503	$713	$518	$713
As of June 30, 2022, the aggregate amount of the transaction price allocated to performance obligations under the Roche Agreement, the Biogen Agreement, and the Calico Agreement that are partially unsatisfied was $47.3 million.
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
In June 2020, the Company drew down on the first tranche of $12.5 million, or the Term Loan, which is outstanding as of June 30, 2022. The Company elected not to draw down the second tranche, which expired on June 30, 2021. The Term Loan bears interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%. The interest rate was 11.25% as of June 30, 2022, and is secured by a lien on substantially all of the Company’s assets. When the LIBOR interest rate is discontinued in the future, it is expected that the interest rate of the Term Loan would switch to Secured Overnight Financing Rate, or SOFR. As of June 30, 2022, the effect of switching from LIBOR to SOFR would not have been material to the Company’s condensed consolidated financial statements.
The Credit Agreement requires the Company to maintain a minimum aggregate cash balance of $3.0 million in one or more controlled accounts and contains various affirmative and negative covenants that limit its ability to engage in specified types of transactions.
The Company is required to make interest-only payments until December 5, 2022, after which point the Company will be required to make payments of principal equal to 2% of the Term Loan until maturity on June 5, 2024, or the Maturity Date. If the Company pays off the Term Loan prior to the Maturity Date, it will be required to pay a prepayment fee of $1.9 million as of June 30, 2022.
Under the terms of the Credit Agreement, Perceptive held a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. As further described in Note 10, Stockholders’ equity, in May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement.

The following table contains the anticipated future minimum payments on long-term debt as of June 30, 2022 for each of the years ending December 31 and a reconciliation to the carrying value of long-term debt on the Company’s condensed consolidated balance sheets (in thousands):

Undiscounted, minimum long-term debt payments:
Remaining 2022	$—
2023	3,000
2024	9,500
Total undiscounted, minimum long-term debt payments	12,500
Less: Unamortized debt issuance costs and debt discount	(1,378)
Total long-term debt—related party	$11,122
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
Perceptive warrant – related party
As described in Note 9, Long-term debt and warrant – related party, Perceptive held a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. In May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement. Under the net exercise method, Perceptive requested that the Company withhold the number of shares equivalent to the aggregate exercise price, or $3.0 million. As a result of the net exercise, the Company issued Perceptive 256,038 shares of the Company’s common stock in May 2021.
At-The-Market Equity Program
In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of June 30, 2022, no sales have been made under the ATM Program.
Note 11. Stock-based compensation
The C4 Therapeutics, Inc. 2015 Incentive Stock Option and Grant Plan, or the 2015 Plan, adopted by the Company’s board of directors in December 2015 provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards to eligible employees, outside directors and consultants of the Company.
In September 2020, the Company’s board of directors adopted the C4 Therapeutics, Inc. 2020 Stock Option and Incentive Plan, or the 2020 Plan. Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of June 30, 2022, the Company had 11,055,515 shares reserved under the 2020 Plan and 2015 Plan, and 3,942,586 shares available for future issuance under the 2020 Plan.

Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense:
Research and development	$3,776	$1,940	$7,388	$3,111
General and administrative	4,372	3,288	9,698	5,962
Total stock-based compensation expense	$8,148	$5,228	$17,086	$9,073
Stock options
The following table summarizes the stock option activity under the Company’s equity awards plans for the six months ended June 30, 2022:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	5,983,425	$22.33
Granted	1,962,600	20.58
Exercised	(123,288)	4.78
Cancelled or forfeited	(766,824)	21.77
Outstanding as of June 30, 2022	7,055,913	$22.21
Options exercisable as of June 30, 2022	2,152,611	$20.92
Vested and expected to vest as of June 30, 2022	7,055,913	$22.21
As of June 30, 2022, the unrecognized compensation cost related to outstanding options was $87.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted stock units
During the six months ended June 30, 2022, under the 2020 Plan, the Company’s Board of Directors authorized an issuance of restricted stock units to certain employees, including members of the Company’s leadership team. Stock units will vest in tranches as certain discovery milestones, clinical milestones, or specified market conditions are met. Upon vesting, each stock unit automatically converts into one share of the Company’s common stock.
The following table summarizes the restricted stock unit activity under the Company’s equity awards plans for the six months ended June 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	563,500	25.47
Vested	(64,383)	25.01
Forfeited	(3,300)	31.58
Outstanding as of June 30, 2022	495,817	$25.49
As of June 30, 2022, the unrecognized compensation cost related to outstanding restricted stock units was $13.5 million.
Note 12. Income taxes
During the three and six months ended June 30, 2022 and 2021, the Company recorded no income tax provision or benefit. As of June 30, 2022 and December 31, 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

Note 13. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of June 30, 2022 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2022	2021
Anti-dilutive common stock equivalents:
Options to purchase common stock	7,055,913	6,150,566
Total anti-dilutive common stock equivalents	7,055,913	6,150,566
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(27,412)	$(22,580)	$(59,032)	$(43,551)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	48,823,698	43,855,420	48,779,508	43,472,327
Net loss per share attributable to common stockholders − basic and diluted	$(0.56)	$(0.51)	$(1.21)	$(1.00)

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
Our most advanced product candidate, CFT7455, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3, currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs, including peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL. We initiated a first-in-human Phase 1/2 clinical trial for this product candidate in June 2021 and presented clinical data from Cohort A at the American Association for Cancer Research Annual Meeting in April 2022. We continue to enroll patients in Cohort B-1 and C of the ongoing clinical trial. In August 2021, the FDA granted orphan drug designation to CFT7455 for the treatment of MM.
We are also developing CFT8634, an orally bioavailable BiDAC degrader candidate targeting a protein called BRD9, for synovial sarcoma and SMARCB1-deleted solid tumors. In March 2022, the FDA granted orphan drug designation to CFT8634 for the treatment of soft tissue sarcoma. We dosed the first patient in a first-in-human Phase 1/2 clinical trial of this product candidate in May 2022 and a number of sites are open and enrolling patients in the Phase 1 dose escalation portion of the study.
Further, we are developing CFT1946, an orally bioavailable BiDAC degrader candidate specifically targeting V600X mutant BRAF to treat melanoma, non-small cell lung cancer, or NSCLC, colorectal cancer and other solid malignancies that harbor this mutation. We expect to submit an Investigational New Drug Application, or IND, for this product candidate and begin a first-in human Phase 1/2 clinical trial in BRAF V600X driven cancers including melanoma, NSCLC and colorectal cancer in the second half of 2022.
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

For a description of our collaboration agreements with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., or Roche, Biogen MA, Inc., or Biogen, and Calico Life Sciences LLC, or Calico, please see Note 8, Collaboration and license agreements, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Research and development expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:
•salaries, benefits, and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct research, preclinical, and clinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical and clinical trials;
•costs of outside consultants, including their fees, unit-based compensation, and related travel expenses;
•costs of laboratory supplies and acquiring materials for preclinical studies and clinical trials;
•facility-related expenses, which include direct depreciation costs of equipment and allocated expenses for rent and maintenance of facilities and other operating costs; and
•third-party licensing fees.
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
Other (expense) income, net
Other (expense) income, net primarily consists of the following:
•interest expense and amortization of our long-term debt, which is discussed in greater detail in Note 9, Long-term debt and warrant – related party, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q; and
•interest income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities

Results of operations
Comparison of the three and six months ended June 30, 2022 and 2021
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from collaboration agreements:
Roche Agreement	$2,550	$2,893	$3,673	$5,086
Biogen Agreement	9,534	2,940	14,250	4,820
Calico Agreement	1,750	3,948	3,565	7,301
Total revenue from collaboration agreements	$13,834	$9,781	$21,488	$17,207
The $4.1 million increase in revenue in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily driven by:
•a $6.6 million increase in revenue recognized under the Biogen Agreement, resulting from continued progress against the nominated targets.
This was offset by:
•a $1.2 million decrease in revenue recognized under the Calico Agreement is due to reduced efforts and FTE reimbursements.
The $4.3 million increase in revenue in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily driven by:
•a $9.4 million increase in the Biogen agreement, resulting from continued progress against the nominated targets and additional revenue recognized from the Biogen milestone earned in 2021.
This was offset by:
•a $3.7 million decrease under the Calico Agreement. The decrease was a result of a $2.6 million decrease in FTE reimbursements as a result of the extension of the research term under the Calico Agreement with respect to a specified program in September 2021, as well as a decrease of $1.0 million due to the milestone recognized in the second quarter of 2021; and
•a $1.4 million decrease under the Roche Agreement, resulting from the termination of the Roche Agreement as to the target BRAF in November 2021.
Research and development expense
The following table summarizes our research and development expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses:
Personnel expenses	$10,642	$7,348	$21,553	$14,282
Preclinical and development expenses	10,513	10,983	20,708	20,372
Facilities and supplies	5,004	2,240	7,277	4,537
Clinical expenses	2,766	966	3,575	1,184
Professional fees	1,577	1,330	3,232	2,501
Intellectual property and other expenses	821	419	1,181	936
Total research and development expenses	$31,323	$23,286	$57,526	$43,812

The $8.0 million increase in research and development expense in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily driven by:
•a $3.3 million increase in personnel expenses, representing salary and benefit costs, including a $1.8 million increase in stock-based compensation expense driven primarily by the equity awards issued to employees subsequent to June 30, 2021, and due to the build out of our clinical development team;
•a $2.8 million increase in facilities, including a $1.7 million increase resulting from the Newly Leased Space that was signed in November 2021; and
•a $1.8 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trial of CFT7455 and commencement of Phase 1/2 clinical trial of CFT8634 in May 2022.
The $13.7 million increase in research and development expense in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily driven by:
•a $7.3 million increase in personnel expenses, representing salary and benefit costs, including a $4.3 million increase in stock-based compensation expense driven primarily by the equity awards issued to employees subsequent to June 30, 2021, and due to the build out of our clinical development team;
•a $2.7 million increase in facilities resulting from the Newly Leased Space that was signed in November 2021; and
•a $2.4 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trial of CFT7455 and commencement of Phase 1/2 clinical trial of CFT8634 in May 2022.
General and administrative expense
The following table summarizes our general and administrative expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses:
Personnel expenses	$7,877	$5,943	$16,426	$10,583
Professional fees and other expenses	2,018	2,668	6,289	5,437
Total general and administrative expenses	$9,895	$8,611	$22,715	$16,020
The $1.3 million increase in general and administrative expense in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily driven by:
•a $1.9 million increase in personnel expenses, primarily resulting from a $1.1 million increase in stock-based compensation from equity awards issued to employees who started subsequent to June 30, 2021.
The $6.7 million increase in general and administrative expense in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily driven by:
•a $5.8 million increase in personnel expenses, primarily resulting from a $3.7 million increase in stock-based compensation from equity awards issued to employees who started subsequent to June 30, 2021

Other (expense) income, net
The following table summarizes our other (expense) income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	$(534)	$(533)	$(1,061)	$(1,067)
Interest and other income, net	506	69	782	141
Total other (expense) income, net	$(28)	$(464)	$(279)	$(926)
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and through payments from collaboration partners. As of June 30, 2022, we had cash, cash equivalents and marketable securities of approximately $397.8 million.
Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(48,791)	$(42,936)
Net cash provided by (used in) investing activities	29,224	(29,296)
Net cash provided by financing activities	739	170,350
Total net change in cash, cash equivalents and restricted cash	$(18,828)	$98,118
Operating activities
Net cash used in operating activities for the six months ended June 30, 2022 was driven primarily by the following uses of cash:
•our net loss of $59.0 million;
•a $16.0 million change in deferred revenue due to the recognition of revenue under our collaboration agreements; and
•a $1.0 million change in operating lease liability.
These were offset by:
•non-cash expenses of $22.2 million, which primarily consisted of stock-based compensation expense of $17.1 million, a $2.9 million change in the carrying amount of our right-of-use asset, and a $1.1 million change in accretion of discount on marketable securities;
•a $4.0 million change in accounts receivable; and
•a $1.7 million change in prepaid expenses and other assets.
Net cash used in operating activities for the six months ended June 30, 2021 was driven primarily by the following uses of cash:
•our net loss of $43.6 million;
•a $6.3 million change in deferred revenue due to the recognition of revenue under our collaboration agreements;

•a $1.7 million change in accounts receivable related to our collaboration agreements;
•a $1.3 million change in accounts payable; and
•a $1.2 million change in prepaid expense and other assets.
These were offset by non-cash expenses of $11.4 million, which primarily consisted of stock-based compensation expense of $9.1 million.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2022 was primarily attributable to $29.9 million of maturities of marketable securities, net of purchases.
Net cash used in investing activities for the six months ended June 30, 2021 was primarily attributable to $28.1 million of purchases of marketable securities, net of maturities.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2021 was primarily attributable to $169.9 million of net proceeds received upon closing our follow-on offering in June 2021.
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
Specifically, we anticipate that our expenses will increase substantially in the future, if and as we:
•continue our ongoing first-in-human Phase 1/2 trials and initiate and conduct planned first-in-human Phase 1/2 trials for our other lead product candidates;
•advance additional product candidates into preclinical and clinical development;
•continue to invest in our proprietary TORPEDO platform;
•advance, expand, maintain and protect our intellectual property portfolio;
•hire additional clinical, regulatory, quality and scientific personnel;
•add operational, financial and management information systems and personnel to support our ongoing research, product development, potential future commercialization efforts, operations as a public company and general and administrative roles;
•seek marketing approvals for any product candidates that successfully complete clinical trials; and
•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval.
Because of the numerous risks and uncertainties associated with development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital and operating costs associated with our current and anticipated preclinical and clinical development. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of ongoing and planned first-in-human Phase 1/2 trials for our lead product candidates and any future clinical development of those lead product candidates;
•the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•the number and development requirements of other product candidates that we pursue;
•the progress and success of our collaborations with Roche, Biogen and Calico, including whether or not we receive additional research support or milestone payments from our collaboration partners upon the achievement of milestones;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•our willingness and ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of current or additional future product candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval; and
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval.
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen and Calico, we do not have any committed external source of funds as of June 30, 2022. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Contractual obligations
We enter into contracts in the normal course of business with contract manufacturing organizations, contract research organizations and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not included in the table of contractual obligations and commitments.
During the six months ended June 30, 2022, except for the minimum rental commitments disclosed in Note 6, Leases, and Note 9, Long-term debt and warrant – related party, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. Our marketable securities are subject to interest rate risk and may decrease in value if market interest rates increase. As of June 30, 2022, we had marketable securities of $340.5 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 1.0 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $59.0 million and $43.6 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 we had an accumulated deficit of $326.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates and successfully completing development of product candidates for our collaboration partners.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:
•initiate, conduct, and successfully complete first-in-human and later-stage clinical trials of our product candidates and as we expand the scope of our proprietary research and development portfolios;
•leverage our TORPEDO platform to identify and then advance additional product candidates into preclinical and clinical development;
•expand the capabilities of our TORPEDO platform;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•advance, expand, maintain and protect our intellectual property portfolio;
•hire additional personnel, including in areas such as clinical development, regulatory, commercial, quality, scientific, and general and administrative positions; and
•add operational, financial and management information systems and personnel, including personnel to support our ongoing research and development and potential future commercialization efforts.

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
We had cash, cash equivalents, and marketable securities of approximately $397.8 million as of June 30, 2022. We believe that these funds, together with future payments expected to be received under existing collaboration agreements will be sufficient to fund our existing operating plan through the end of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the timing, progress, costs and results of our ongoing and planned first-in-human Phase 1/2 clinical trials for our product candidates and any future clinical development of those product candidates;
•the scope, progress, costs and results of preclinical and clinical development stage programs and our other product candidates and development programs;
•the number and development requirements of other product candidates that we pursue;
•the success of our ongoing collaborations with Biogen, Roche and Calico;
•the costs, timing and outcomes of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval and the timing of the receipt of any such revenue;
•any delays or interruptions, including due to the ongoing coronavirus, or COVID-19, pandemic, that we experience in our preclinical studies, clinical trials and/or supply chain;

•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•our ability to establish collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our product candidates.
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
We commenced operations in 2015 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, and preparing for and initiating clinical trials. While we commenced a clinical trial of CFT7455 in June 2021 and a clinical trial of CFT8634 in May 2022, all of our other product candidates are still in preclinical development or in the discovery stage. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.
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
The COVID-19 pandemic, which began in December 2019 and remains ongoing, has spread worldwide and caused governments internationally to implement measures to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, business shutdowns and other measures. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen at various times. Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in the initiation or conduct of our trials. While these COVID-19 vaccines are now actively being distributed in the United States and around the world, the vaccines have not been universally adopted by and distributed throughout the global population and new strains of COVID-19 have accelerated and expanded the continued spread of this virus. As a result, the future progression of the pandemic, the definition and establishment of a new normal, and its effects on our business and operations remain uncertain. Current and future government shutdown orders in the U.S. and other countries may impact our discovery programs, preclinical studies and development programs, as well as our supply chain. In addition, any delays in foreign shipments coming into the United States could also impact our preclinical studies, clinical trial plans or other business operations.
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
The response to the ongoing COVID-19 pandemic may result in the redirection of resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. For example, as of May 26, 2021, the FDA noted that it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards, including for oncology product development. However, FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. During the COVID-19 public health emergency, a number of companies have announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.
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
In June 2020, we entered into a credit agreement and guaranty, or the Credit Agreement, with Perceptive Credit, an affiliate of Perceptive Advisors LLC, or Perceptive Advisors, which is one of our significant stockholders. The Credit Agreement provided for a $20.0 million senior secured delayed draw term loan facility, though we only drew down $12.5 million of that amount and our ability to borrow the remaining $7.5 million tranche expired in June 2021. The Credit Agreement is secured by a lien on substantially all of our and our subsidiaries’ assets, including, but not limited to, shares of our subsidiaries, our current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment, and contract rights. The Credit Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are subject to customary exceptions, limit our ability to, without Perceptive Credit’s prior written consent, effect any of the following, among other things:
•sell, lease, transfer or otherwise dispose of certain assets;
•acquire another company or business or enter into a merger or similar transaction with third parties;
•incur additional indebtedness;
•make investments;
•enter into certain inbound and outbound licenses of intellectual property, subject to certain exceptions;
•encumber or permit liens on certain assets; and
•pay dividends and make other restricted payments with respect to our common stock.
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
While we commenced a clinical trial of CFT7455 in June 2021 and a clinical trial of CFT8634 in May 2022, at this time, we have not yet completed a clinical trial of any product candidate. As a result, we are only starting to assess the safety of CFT7455 and CFT8634 in patients and we have not yet assessed the safety of any of our other product candidates in humans. Although some of our product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
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
We are a clinical stage biotechnology company and, while we commenced a clinical trial of CFT7455 in June 2021 and a clinical trial of CFT8634 in May 2022, all of our other product candidates are still in preclinical development or in the discovery stage. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.
We are a clinical-stage biotechnology company and, while we commenced a clinical trial of CFT7455 in June 2021 and a clinical trial of CFT8634 in May 2022, all of our other product candidates are currently in preclinical development or in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates, including our lead programs. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
•sufficiency of our financial and other resources;
•successful initiations and completion of preclinical studies;
•successful submission and clearance of INDs and initiation of clinical trials;
•successful patient enrollment in, and conduct and completion of, clinical trials;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent or trade secret protection and regulatory exclusivity for our product candidates;
•making suitable arrangements with third-party manufacturers for both clinical and commercial supplies of our product candidates;
•developing product candidates that achieve the therapeutic properties desired and appropriate for their intended indications;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•establishing a continued acceptable safety profile of our products and maintaining that profile following approval; and
•effectively competing with other therapies.
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
We have limited experience as a company in completing IND-enabling preclinical studies and, while we commenced clinical development of CFT7455 and a clinical development of CFT8634 in May 2022, we have limited experience as a company in commencing, enrolling and conducting clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies will be completed on time, that we will submit INDs in a timely manner, that any INDs we submit will be cleared by the FDA in a timely manner, if at all, or if our planned clinical trials will begin, enroll or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control. In addition, relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. For each of CFT7455 and CFT8634, we have entered into a master services agreement with a CRO to lead our first-in-human Phase 1/2 clinical trial for the applicable product candidate. There can be no assurance that we will be able to negotiate and enter into additional master services agreements with these or other CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis or at all.
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval and commercialization.
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
It is also possible that the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective or safe in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and, therefore, the results of animal studies may not accurately predict human experience. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed successfully through preclinical studies and/or initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as products.
Additionally, we expect that the first clinical trials for our product candidates will be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. This is the case with the ongoing first-in-human clinical trial of CFT7455 and the ongoing first-in-human clinical trial of CFT8634. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.
Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies or clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for those product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.
While we commenced a clinical trial of CFT7455 in June 2021 and a clinical trial of CFT8634 in May 2022, we have not yet initiated clinical trials for any of our other product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, while we commenced our ongoing Phase 1/2 clinical trial of CFT7455 with a starting dose that was informed by the results of our preclinical studies, we observed toxicity in patients enrolled in Cohort A, which caused us to modify how we dose additional patients enrolled in this clinical trial. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition and prospects.
Drug development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
While we commenced a clinical trial of CFT7455 in June 2021 and a clinical trial of CFT8634 in May 2022, all of our other product candidates are still in preclinical development or in the discovery stage at this time and the risk of failure for all of our product candidates remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely initiation, completion or outcome of our preclinical studies and, other than in the cases of CFT7455 and CFT8634, where the FDA has cleared the IND for our first-in-human studies of the drug candidate, we cannot predict if the FDA or similar regulatory authorities outside the United States will allow us to commence our proposed clinical trials or if the outcome of our preclinical studies ultimately will support the further development of any of our product candidates.
Clinical testing is expensive, difficult to design and implement, can take many years to enroll and complete and is uncertain as to the timing and outcome. A failure of one or more clinical trials can occur at any stage of the process. We may experience numerous unforeseen events during or as a result of clinical trials, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•delays in reaching, or the failure to reach, a consensus with regulators on clinical trial design or the inability to produce acceptable preclinical results to enable entry into human clinical trials;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing and delivery of product candidates to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
•delays in reaching, or the failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or CROs;
•the failure of regulators or IRBs to authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•difficulty in designing clinical trials and in selecting endpoints for diseases that have not been well studied and for which the natural history and course of the disease is poorly understood;
•the selection of certain clinical endpoints that may require prolonged periods of clinical observation or analysis of the resulting data;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post-treatment follow-up or the failure to recruit suitable patients to participate in our clinical trials;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate our clinical trials;
•we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•the third parties with whom we contract may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•the requirement from regulators or IRBs that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or unacceptable safety risks;
•clinical trials of our product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical trials, modify our development plans as to dose level and/or dose schedule or otherwise, or abandon product development programs;
•the cost of clinical trials of our product candidates may be greater than we anticipate;
•clinical staffing shortages, including but not limited to the lack of appropriately trained or experienced clinical research associates or medical staff at the institutions where we conduct our clinical trials, may cause delays or create other challenges to the timely and efficient conduct of our clinical trials;
•imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; and
•disruptions caused by the continuing spread and effects of the ongoing COVID-19 pandemic may increase the likelihood that we encounter these types of difficulties or cause other delays in initiating, enrolling, conducting or completing our planned clinical trials.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully enroll or complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns related to our product candidates, we may:
•be delayed in obtaining marketing approval for our product candidates, if at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be required to perform additional clinical trials to support marketing approval;
•have regulatory authorities withdraw or suspend their approval, or impose restrictions on distribution of a product candidate in the form of a modified risk evaluation and mitigation strategy, or REMS;
•be subject to additional post-marketing testing requirements or changes in the way the product is administered; or

•have our product removed from the market after obtaining marketing approval.
Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. While we commenced a clinical trial of CFT7455 in June 2021 and a clinical trial of CFT8634 in May 2022, we do not know whether any of our other preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.
Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually systemic anti-cancer therapy (e.g., chemotherapy), surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy has been shown to not be effective. Our ongoing clinical trials of CFT7455 and of CFT8634 as well as our other drug candidates will be with patients who have received one or more prior treatments and we expect that we would initially seek regulatory approval of these product candidates for second-line or third-line therapy. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any approvals for first-line therapy, we may have to conduct additional clinical trials.
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
Targeted protein degradation is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation including Amphista Therapeutics Ltd., Arvinas, Inc., BioTheryX, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Kymera Therapeutics, Inc., Lycia Therapeutics, Inc., Monte Rosa Therapeutics, Inc., NeoMorph Inc., Nurix Therapeutics, Inc., Proteovant Therapeutics, Inc., Treeline Biosciences, Inc., Triana Biomedicines, Inc., and Vividion Therapeutics, Inc. (a subsidiary of Bayer AG). Further, several large pharmaceutical companies have disclosed investments and research in this field, including Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc. and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies. For example, we understand that Adaptimmune Limited, Foghorn Therapeutics, Inc. and GlaxoSmithKline plc are pursuing the development of therapies for patients with synovial sarcoma.
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
We have limited experience as a company in preparing, submitting to and receiving clearance from the FDA on INDs. We have submitted INDs and received authorization to proceed from FDA for our two most advanced programs. We plan to submit an IND application and begin a Phase 1 trial in BRAF V600X driven cancers including melanoma, colorectal and NSCLC for CFT1946 in the second half of 2022, and plan to submit an IND application and begin a Phase 1 trial for CFT8919 in EGFR L858R NSCLC in 2023. While these are our current expectations, we may not be able to file our planned INDs or INDs for other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, we may determine that additional IND-enabling studies are warranted, or we may face delays due to the ongoing global COVID-19 pandemic. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to modify, abandon or limit our further clinical development of those product candidates.
While we commenced a clinical trial of CFT7455 in June 2021 and a clinical trial of CFT8634 in May 2022, all of our other product candidates are still in the preclinical or discovery stages at this time, which means that we have not yet evaluated any of our other product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that any of the product candidates developed through our TORPEDO platform will not cause undesirable side effects, which could arise at any time during preclinical or clinical development.
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
We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. In June 2021, we advanced CFT7455 into first-in-human Phase 1/2 clinical trials in MM and NHLs, including PTCL and MCL, and we advanced CFT8634 into clinical trials in May 2022. In addition, we are planning to advance our other lead product candidates into first-in-human Phase 1/2 clinical trials. While we believe that we will be able to enroll a sufficient number of patients into each of these clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications, either generally or specifically during the ongoing COVID-19 pandemic. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:
•the severity of the disease under investigation;
•the eligibility criteria for the trial in question;
•the perceived risks and benefits of the product candidates offered in the clinical trials;
•the efforts to facilitate timely enrollment in clinical trials;
•the patient referral practices of physicians;
•the availability of suitable and sufficient staffing at clinical trial sites;
•the burden on patients due to the scope and invasiveness of required procedures under clinical trial protocols, some of which may be inconvenient and/or uncomfortable;
•the ability to monitor patients adequately during and after treatment;
•the proximity and availability of clinical trial sites for prospective patients; and
•the impact of the ongoing COVID-19 pandemic, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials or by interfering with patients’ ability to return to the clinical trial site for required monitoring, procedures or follow-up.
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
While our four lead programs are focused on oncology targets, a key element of our strategy is to apply our TORPEDO platform to develop product candidates that address a broad array of targets and new therapeutic areas, such as neurodegeneration, diseases of aging and infectious disease. The therapeutic discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
•potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval or achieve market acceptance;
•potential product candidates may not be effective in treating their targeted diseases; or
•the market size for the target indications of a potential product candidate may diminish over time due to improvements in the standard of care to the point that further development is not warranted.
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
We may be unable to establish agreements with CMOs or to do so on acceptable terms. Even if we are able to establish agreements with CMOs, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory, compliance, quality assurance and manufacturing success;
•the possible breach of the manufacturing agreement by the third-party CMO;
•the possible risk that the CMO will cease offering the services we require or shut down operations altogether, either temporarily or permanently, due to a regulatory concern, financial insolvency, non-compliance with applicable law or another reason;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us or the inability of the CMO to provide us with a manufacturing slot when we need it.
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
Previously, we entered into the following collaborations, which involve our research programs:
•a collaboration agreement with Roche in December 2015, which we amended and restated in December 2018 and further amended in November 2020 and updated as to included targets in November 2021;
•a collaboration agreement with Calico in March 2017, which was extended in respect of one program in September 2021; and
•a collaboration agreement with Biogen in December 2018, which was amended in February 2020.
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
In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process for these sorts of transactions is time-consuming, complex and expensive. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. Additionally, our existing partners may decide to acquire or partner with other companies developing targeted protein degraders or directed at the targets or indications to which our product candidates are directed, which may have an adverse impact on our business prospects, financial condition and results of operations.
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
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as chemotherapy and radiation therapy, are well-established in the medical community and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from product sales and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and potential advantages compared to alternative treatments;
•the prevalence and severity of any side effects, in particular compared to alternative treatments;
•our ability to offer our products for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians treating these patients to prescribe these therapies;
•the strength of marketing, sales and distribution support;
•the availability of third-party insurance coverage and adequate reimbursement;
•the timing of any marketing approval in relation to other product approvals;
•support from patient advocacy groups; and
•any restrictions on the use of our products together with other medications.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if or when we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or products that we may develop;
•termination of clinical trials;
•withdrawal of marketing approval, product recall, restriction on the approval or a “black box” warning or contraindication for an approved drug;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation and/or increased product liability insurance costs;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•injury to our reputation and significant negative media attention;
•reduced resources of our management to pursue our business strategy; or
•the inability to commercialize any products that we may develop.
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
Our products are subject to The Drug Price Competition and Patent Term Restoration Act of 1984, which is also referred to as the Hatch-Waxman Act, in the United States, which can increase the risk of litigation with generic companies trying to sell our products and may cause us to lose patent protection.
Because our clinical candidates are pharmaceutical molecules that will be reviewed by the Center for Drug Evaluation and Research of the FDA, after commercialization they will be subject in the United States to the patent litigation process of the Hatch-Waxman Act, as amended to date, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell a generic version of our drug using bioequivalence data only. Under the Hatch-Waxman Act, we will have the opportunity to list our patents that cover our drug products or their respective methods of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book.
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
Currently, in the United States, the FDA may grant five years of data exclusivity for new chemical entities, or NCEs, which are drugs that contain no active portion that has been approved by the FDA in any other new drug application, or NDA. We expect that all of our products will qualify as NCEs; however, the FDA will not conduct an assessment for NCE status until it is reviewing a marketing application for that drug. A generic company can submit an ANDA to the FDA four years after approval of any of our drug products designated as an NCE. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the generic manufacturer elects the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. If we were to do so, that would likely initiate a challenge to one or more of our Orange Book listed patents based on arguments from the generic manufacturer that our listed patents are invalid, unenforceable, or not infringed. If a lawsuit is brought, the FDA is prevented from issuing a final approval of an ANDA for the generic drug until 30 months from our receipt of the generic manufacturer's certification notice, or such shorter or longer time as the presiding court might order based on certain behaviors of the parties, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable, or not infringed. If we do not properly list our relevant patents in the Orange Book or if we fail to file a lawsuit in response to a certification from a generic company under an ANDA in a timely manner, or if we do not prevail in the resulting patent litigation, we can lose our ability to benefit from a proprietary market based on patent protection covering our drug products and we may find that physicians will switch to prescribing and dispensing generic versions of our drug products. Further, even if we were to list our relevant patents in the Orange Book correctly, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may come at a significant cost to us, both in terms of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator’s drug at the same time and, as a result, we may face the cost and distraction of multiple lawsuits from generic manufacturers at the same time. We may also determine that it is necessary to settle these types of lawsuits in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patents.
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
Risks related to regulatory matters
Receiving regulatory approval from the FDA and foreign regulatory authorities is lengthy, time-consuming and inherently unpredictable and, if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.
The amount of time required to obtain approval by the FDA and foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval standards, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any product candidate, and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future (independently or with one of our collaboration partners), will ever obtain marketing approval.
Our product candidates could fail to receive marketing approval for many reasons, including the following:
•the FDA or foreign regulatory authority, each referred to here as a health authority, may disagree with the design or implementation of our clinical trials;

•we may be unable to demonstrate to the satisfaction of the health authority that a product candidate is safe and effective for its proposed indication, or that it is of sufficient strength, identity, purity or quality in accordance with the health authority's standards;
•results of clinical trials may not meet the level of statistical significance required by the health authority for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the health authority may disagree with our interpretation of data from preclinical studies or clinical trials;
•data collected from clinical trials of our product candidates may not be sufficient valid or of sufficient quality to support the submission of an NDA to the FDA or other submission to a foreign regulatory authority or to obtain marketing approval in the United States or any other country or jurisdiction;
•the health authority may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval standards, policies or regulations of a health authority may significantly change in a manner rendering our clinical data insufficient for approval.
This lengthy drug development process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to allow us to market any of our product candidates, which would significantly harm our business, results of operations and prospects. The FDA and other health authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of our product candidates, including in the context of accelerated approvals. Even if we believe the data collected from clinical trials of our product candidates are promising, that data may not be sufficient to support approval by the FDA or any other health authority.
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
The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party CMOs or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
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
Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such a designation. In any event, although Breakthrough Therapy designation is designed to expedite the development and review of drugs that receive such designation, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA of a product candidate. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for our lead product candidates and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designations.
A Fast Track designation by the FDA, even if granted for one or all of our lead product candidates, or any of our other current or future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
At various times, we may seek Fast Track designation for one or more of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for one or all of our lead product candidates and/or certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates and we might only be successful in receiving a Fast Track designation from the FDA for a product candidate after applying on more than one occasion. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the receipt of a Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant a Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive a Fast Track designation, and even though Fast Track designation is designed to expedite the development and review of drugs that receive such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw a Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
We have obtained Orphan Drug Designation for CFT7455 and CFT8634 and if we decide to seek Orphan Drug Designation for any other current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.
In August 2021, the FDA granted Orphan Drug Designation to CFT7455 for the treatment of MM, and in March 2022, the FDA granted Orphan Drug Designation to CFT8634 for the treatment of soft tissue sarcoma. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Although Orphan Drug Designation is intended to incent drug development for rare diseases or conditions, Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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
The FDA may identify in a written request that pediatric information would be beneficial for a product candidate for which we obtained approval and request that we conduct pediatric studies. We may elect not to perform these studies or, if we opted to conduct these studies, we may not be able to compete them or the data generated from these studies may not be acceptable to the FDA.
Section 505(A) of the Food, Drug, and Cosmetic Act, or the FDC Act, provides incentives to drug manufacturers who conduct studies of drugs in children. Referred to as the “pediatric exclusivity provision,” this law provides an additional six months of non-patent exclusivity to pharmaceutical manufacturers that conduct acceptable pediatric studies of new and currently-marketed drug products for which pediatric data would be beneficial pursuant to a written request by the FDA. As a result, if we received a written request for pediatric studies from the FDA, conducted pediatric clinical studies and submitted reports that were accepted by the FDA within the statutory time limits, we could receive an additional six-months of regulatory exclusivity beyond all other types of patent and non-patent exclusivity then in effect for all our approved drug products that contain the active moiety for which pediatric exclusivity was granted. However, even if we received a written request for pediatric studies from the FDA for one or more of our drug products, we may determine not to or be unable to carry out pediatric studies that comply with Section 505(A) of the FDC Act, or we may carry out studies that are not accepted by the FDA for this purpose. If this situation were to arise, we would not receive this additional six-month regulatory exclusivity extension.
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

In the United States, no uniform policy for coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. The principal decisions about reimbursement for new medicines in the United States are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS will decide whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors considered by payors in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
Most healthcare providers, including certain research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1966, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. In addition, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.
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
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing, and distribution. In addition, in connection with our transition to being a publicly traded company, we expect to increase the size of our general and administrative teams to support the growth of our business and the requirements of being a publicly traded company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for our lead product candidates and any other product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
Our internal computer systems, or those of any of our collaborators, vendors, contractors, or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Our internal computer systems and those of any collaborators, vendors, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any material system failure, accidents, or security breaches of this nature to date, if an event of this nature were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications or the inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Additionally, we may have data security obligations with respect to the information of third parties that we store.

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
We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs, CMOs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include, among other things:
•intentional, reckless, or negligent conduct or disclosure of unauthorized activities that violate study and trial protocols or the regulations of the FDA or similar foreign regulatory authorities;
•violations of healthcare fraud and abuse laws and regulations in the United States and abroad;
•violations of United States federal securities laws relating to trading in our common stock; and
•failures to report financial information or data accurately.
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
The trading price of shares of our common stock may be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you acquired it. The market price for our common stock may be influenced by many factors, including:
•the degree of success of competitive products or technologies or changes in standard of care regimens;
•results of preclinical studies and clinical trials of our product candidates or those of our competitors;
•the timing and progress of our clinical development activities;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our product candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire or in-license additional technologies or product candidates;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•effects of public health crises, pandemics and epidemics, such as COVID-19;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
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
Our executive officers and directors, combined with our stockholders who have reported through filings made with the Securities and Exchange Commission that they own more than 5% of our outstanding common stock, in the aggregate, beneficially own a significant percentage of our shares. As a result, our executive officers and directors, combined with our greater than 5% stockholders, have the ability to control us through this ownership position. These stockholders, if acting together, will consequently continue to control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
•delay, defer or prevent a change in control;
•entrench our management and the board of directors; or
•impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, the result of which is that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, the result of which is that all stockholder actions will have to be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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
_____________________________
*Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C4 THERAPEUTICS, INC.

Date: August 4, 2022	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Lauren A. White
Lauren A. White
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)