Form 10-Q
period 2022-09-30
C4 Therapeutics, Inc.
filed 2022-11-03
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of October 26, 2022, the registrant had 48,957,007 shares of common stock, $0.0001 par value per share, outstanding.

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
•the implementation of our strategic plans for our business, any product candidates we may develop and our TORPEDO® (Target ORiented ProtEin Degrader Optimizer) platform;
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

•our financial performance;
•regulatory developments in the U.S. and foreign countries;
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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $91.0 million and $68.2 million for the nine months ended September 30, 2022 and 2021, respectively.
•We will need substantial additional funding to pursue our business objectives and continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce, or terminate our research or product development programs or future commercialization efforts.
•Our approach to the discovery and development of product candidates based on our TORPEDO platform is unproven, which makes it difficult to predict the time, cost of development, and likelihood of successfully developing any products.
•Many of our product candidates are still in preclinical development and we have never completed a clinical trial of any of our product candidates. Our business could be harmed if we are unable to advance to clinical development, develop, obtain regulatory approval for and/or commercialize our product candidates, if we experience significant delays in doing any of these things, or if we experience significant cost increases.
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
•We have entered into collaboration agreements with Roche, Biogen, and Calico, and may in the future seek to enter into collaborations with third parties for the development and/or commercialization of certain of our product candidates, but we may never realize the full potential benefits under these existing or potential collaboration arrangements.
•The continuing effects of the ongoing COVID-19 pandemic, including the spread of new strains or variants of the virus and the effects of localized shutdowns, could adversely impact our business, including our preclinical studies and clinical trials.
•We face substantial competition, which may result in others discovering, developing, or commercializing products for the same indication and/or patient population before or more successfully than we do.
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
•If we are unable to obtain required marketing approvals for, commercialize, manufacture, obtain, and maintain patent protection for or gain market acceptance of our product candidates, or if we experience significant delays in doing so, our business will be materially harmed and our ability to generate revenue from product sales will be materially impaired.
•If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad or enforceable, our competitors could develop and commercialize technology, product candidates, and products similar or identical to ours, and our ability to successfully commercialize our technology, product candidates and products may be impaired.

NOTE REGARDING COMPANY REFERENCES
Unless the context otherwise requires, the terms “C4 Therapeutics,” “the Company,” “we,” “us,” and “our” in this Form 10-Q refer to C4 Therapeutics, Inc. and its consolidated subsidiary.
NOTE REGARDING TRADEMARKS
We own or have rights to various trademarks, service marks and trade names that are used in connection with the operation of our business, including our company name, C4 Therapeutics, our logo, the name of our TORPEDO technology platform and the names of our BIDAC and MONODAC protein degrader product candidates. This Form 10-Q may also contain trademarks, service marks, and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names, or products in this prospectus is not intended to and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks, and trade names referred to in this prospectus may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks, and trade names.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$49,551	$76,124
Marketable securities, current	264,102	233,155
Accounts receivable	1,488	5,716
Prepaid expenses and other current assets	10,315	10,694
Total current assets	325,456	325,689
Marketable securities, non-current	52,358	142,200
Property and equipment, net	7,415	3,108
Right-of-use asset	71,618	31,945
Restricted cash	3,279	3,279
Other assets	1,313	544
Total assets	$461,439	$506,765
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,370	$4,506
Accrued expenses and other current liabilities	17,941	13,606
Deferred revenue, current	18,129	31,800
Operating lease liability, current	4,577	1,334
Long-term debt − related party, current	2,250	—
Total current liabilities	45,267	51,246
Deferred revenue, net of current	16,765	24,368
Operating lease liability, net of current	72,176	30,777
Long-term debt − related party, net of current	9,052	10,768
Total liabilities	143,260	117,159
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 48,951,283 and 48,688,875 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	682,288	658,091
Accumulated other comprehensive loss	(5,409)	(775)
Accumulated deficit	(358,705)	(267,715)
Total stockholders’ equity	318,179	389,606
Total liabilities and stockholders’ equity	$461,439	$506,765
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from collaboration agreements	$6,754	$8,500	$28,242	$25,707
Operating expenses:
Research and development	29,663	24,302	87,189	68,114
General and administrative	9,579	8,452	32,294	24,472
Total operating expenses	39,242	32,754	119,483	92,586
Loss from operations	(32,488)	(24,254)	(91,241)	(66,879)
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	(554)	(539)	(1,615)	(1,606)
Interest and other income, net	1,084	110	1,866	251
Total other income (expense), net	530	(429)	251	(1,355)
Net loss	$(31,958)	$(24,683)	$(90,990)	$(68,234)
Net loss per share attributable to common stockholders − basic and diluted	$(0.65)	$(0.51)	(1.86)	(1.51)
Weighted-average number of shares used in computed net loss per share − basic and diluted	48,921,928	48,490,533	48,827,503	45,163,444

Other comprehensive loss:
Unrealized loss on marketable securities	(828)	(86)	(4,634)	(168)
Comprehensive loss	$(32,786)	$(24,769)	$(95,624)	$(68,402)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	48,688,875	$5	$658,091	(775)	$(267,715)	$389,606
Exercise of stock options and release of stock units	52,707	—	260	—	—	260
Issuances of common stock under 2020 ESPP	8,028	—	220	—	—	220
Stock-based compensation	—	—	8,879	—	—	8,879
Unrealized loss on marketable securities	—	—	—	(2,875)	—	(2,875)
Net loss	—	—	—	—	(31,620)	(31,620)
Other	1,880	—	59	—	—	59
Balance as of March 31, 2022	48,751,490	5	667,509	(3,650)	(299,335)	364,529
Exercise of stock options and release of stock units	124,677	—	259	—	—	259
Stock-based compensation	—	—	8,109	—	—	8,109
Unrealized loss on marketable securities	—	—	—	(931)	—	(931)
Net loss	—	—	—	—	(27,412)	(27,412)
Other	1,485	—	39	—	—	39
Balance as of June 30, 2022	48,877,652	5	675,916	(4,581)	(326,747)	344,593
Exercise of stock options and release of stock units	46,367	—	211	—	—	211
Issuances of common stock under ESPP	23,374	—	150	—	—	150
Stock-based compensation	—	—	5,980	—	—	5,980
Unrealized loss on marketable securities	—	—	—	(828)	—	(828)
Net loss	—	—	—	—	(31,958)	(31,958)
Other	3,890	—	31	—	—	31
Balance as of September 30, 2022	48,951,283	$5	$682,288	$(5,409)	$(358,705)	$318,179
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - Continued
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	43,059,632	$4	$464,597	$13	$(183,823)	$280,791
Exercise of stock options	49,328	—	166	—	—	166
Stock-based compensation	—	—	3,845	—	—	3,845
Unrealized loss on marketable securities	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(20,971)	(20,971)
Other	—	—	(19)	—	—	(19)
Balance as of March 31, 2021	43,108,960	4	468,589	(94)	(204,794)	263,705
Issuance of common stock, net of estimated issuance costs of $11.3 million (Note 10)	4,887,500	1	169,482	—	—	169,483
Shares issued upon warrant exercise − related party (Note 10)	256,038	—	—	—	—	—
Exercise of stock options	126,150	—	539	—	—	539
Stock-based compensation	—	—	5,175	—	—	5,175
Unrealized loss on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(22,580)	(22,580)
Other	1,411	—	80	—	—	80
Balance as of June 30, 2021	48,380,059	5	643,865	(69)	(227,374)	416,427
Exercise of stock options	205,210	—	873	—	—	873
Stock-based compensation	—	—	6,027	—	—	6,027
Unrealized loss on marketable securities	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	(24,683)	(24,683)
Other	8,129	—	222	—	—	222
Balance as of September 30, 2021	48,593,398	$5	$650,987	$(155)	$(252,057)	$398,780
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(90,990)	$(68,234)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	23,097	15,159
Depreciation expense	1,155	1,169
Reduction in carrying amount of right-of-use asset	4,394	980
Accretion of discount on marketable securities	1,118	1,032
Amortization of debt discount − related party	534	540
Changes in operating assets and liabilities:
Accounts receivable	4,229	(361)
Prepaid expenses and other current and long-term assets	217	(1,120)
Accounts payable	(2,257)	(1,939)
Accrued expenses and other current liabilities	2,391	2,242
Operating lease liability	575	(772)
Deferred revenue	(21,274)	(9,990)
Net cash used in operating activities	(76,811)	(61,294)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	216,382	263,569
Purchases of marketable securities	(163,238)	(392,324)
Purchases of property and equipment	(4,006)	(1,168)
Net cash provided by (used in) investing activities	49,138	(129,923)
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs paid of $11.3 million (Note 10)	—	169,465
Proceeds from exercises of stock options	730	1,578
Payment of initial public offering costs	—	(286)
Other	370	177
Net cash provided by financing activities	1,100	170,934

Net change in cash, cash equivalents and restricted cash	(26,573)	(20,283)
Cash, cash equivalents and restricted cash at beginning of period	79,403	184,304
Cash, cash equivalents and restricted cash at end of period	$52,830	$164,021

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$52,830	$164,021
Less: restricted cash	(3,279)	(1,276)
Cash and cash equivalents at end of the period	$49,551	$162,745

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest − related party	$1,203	$1,070

Supplemental disclosures of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$44,067	$—
Capital expenditures in accounts payable and accrued expenses	$1,455	$—
Aggregate exercise price of warrant net exercised - related party (Note 10)	$—	$3,002
See accompanying notes to unaudited condensed consolidated financial statements.

C4 THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of the business and basis of presentation
C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation science to create a new generation of small-molecule medicines that transform patients' lives. The Company is leveraging its proprietary technology platform, TORPEDO® (Target ORiented ProtEin Degrader Optimizer), to efficiently design and optimize small-molecule medicines that harness the body’s natural protein recycling system to rapidly degrade disease-causing proteins, offering the potential to overcome drug resistance, drug undruggable targets, and improve patient outcomes. The Company is advancing multiple targeted oncology programs to the clinic and expanding its research platform to deliver the next wave of medicines for difficult-to-treat diseases. The Company was incorporated in Delaware on October 7, 2015 and has its principal office in Watertown, Massachusetts.
Liquidity and capital resources
Since its inception, the Company’s primary activities have been focused on research and development activities, building the Company’s intellectual property, recruiting and retaining personnel, and raising capital to support these activities. To date, the Company has funded its operations primarily with proceeds received from the sales of redeemable convertible preferred stock, public offerings of the Company’s common stock, through its collaboration agreements, and debt financing.
The Company has incurred recurring losses since its inception, including net losses of $91.0 million and $68.2 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $358.7 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $366.0 million as of September 30, 2022 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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
Note 2. Summary of significant accounting policies
Basis of presentation and consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S., or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include the accounts of C4

Therapeutics, Inc. and its subsidiary, C4T Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 24, 2022.
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
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they (i) have received government assistance and (ii) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2021. The adoption of ASU 2021-10 did not have a material effect on the Company’s condensed consolidated financial statements.

Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine these fair values as of September 30, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$35,593	$35,593	$—	$—
Corporate debt securities	7,978	—	7,978	—
U.S. government debt securities	5,731	—	5,731	—
Marketable securities:
Corporate debt securities	232,865	—	232,865	—
U.S. government debt securities	54,383	—	54,383	—
U.S. Treasury securities	29,212	—	29,212	—
Total cash equivalents and marketable securities	$365,762	$35,593	$330,169	$—
There have been no transfers between fair value levels during the nine months ended September 30, 2022.
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

Note 4. Marketable securities
Marketable securities as of September 30, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$212,084	$—	$(2,735)	$209,349
U.S. Treasury securities	29,655	—	(443)	29,212
U.S. government debt securities	25,984	—	(443)	25,541
Marketable securities, non-current:
U.S. government debt securities	29,996	—	(1,154)	28,842
Corporate debt securities	24,150	—	(634)	23,516
Total marketable securities, current and non-current	$321,869	$—	$(5,409)	$316,460
Marketable securities as of December 31, 2021 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$219,414	$1	$(250)	$219,165
U.S. Treasury securities	8,987	—	(3)	8,984
U.S. government debt securities	5,006	—	—	5,006
Marketable securities, non-current:
Corporate debt securities	89,538	—	(403)	89,135
U.S. government debt securities	32,982	—	(105)	32,877
U.S. Treasury securities	20,203	—	(15)	20,188
Total marketable securities, current	$376,130	$1	$(776)	$375,355
Marketable securities classified as current have maturities of less than one year. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of September 30, 2022 or December 31, 2021 had remaining maturities greater than five years.
Marketable securities in unrealized loss positions as of September 30, 2022 consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	67	$158,906	$(2,553)
U.S. government debt securities	12	49,527	(1,452)
U.S. Treasury securities	9	29,212	(443)
Marketable securities in continuous unrealized loss position for greater than 12 months:
Corporate debt securities	28	66,538	(816)
U.S. government debt securities	1	4,855	(145)
Total marketable securities in unrealized loss position	117	$309,038	$(5,409)

Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of September 30, 2022 related to these securities. Further, given the lack of significant change in the credit risk, the Company does not consider these marketable securities to be impaired.
As of December 31, 2021, no marketable securities were in a continuous unrealized loss position for 12 months or longer.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Property and equipment:
Laboratory equipment	$8,651	$8,276
Leasehold improvements	4,463	541
Furniture and fixtures	1,164	805
Office equipment	529	179
Computer equipment	191	223
Construction in progress	94	—
Total property and equipment	15,092	10,024
Less: accumulated depreciation	(7,677)	(6,916)
Total property and equipment, net	$7,415	$3,108
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$415	$330	$1,155	$1,169
Note 6. Leases
In July 2017, the Company entered into a lease of office and laboratory space for its headquarters at 490 Arsenal Way, Suite 200 in Watertown, Massachusetts, or the Watertown Lease. In November 2021, the Company entered into an amendment to the Watertown Lease, or the Amended Lease. The Amended Lease serves to extend the lease term of the Company’s existing leased space, or the Existing Leased Space, and provides additional office and laboratory space in Suite 120, or the Newly Leased Space. The lease for the Newly Leased Space commenced in January 2022 and the Company’s obligation to pay rent on the Newly Leased Space commenced in March 2022, with the amount of this new rent obligation added to the Company’s continuing obligation to pay rent on the Existing Leased Space. The Amended Lease terminates in March 2032, which is 10 years from the rent commencement date for the Newly Leased Space. The Amended Lease is subject to fixed rate rent escalations, provides for up to $2.6 million in tenant improvements reimbursable to the Company, and provides an option for the Company to extend the lease term of the Amended Lease for one additional five-year period. Upon executing the Amended Lease, the Company increased the amount of its existing collateral to $3.3 million, which is recorded as restricted cash on the accompanying condensed consolidated balance sheets as of September 30, 2022. In addition to rent, under the terms of the Amended Lease, the Company is also responsible for paying its pro rata share of costs incurred for common area maintenance, real estate taxes and property insurance related to the leased space, including both the Existing Leased Space and, as of January 2022, the Newly Leased Space, which amounts are accounted for as variable lease costs.
Accounting for the Amended Lease
As the Amended Lease extends the term of the Existing Leased Space and provides access to the Newly Leased Space, in accordance with the provisions of ASC 842, the Company accounted for the Amended Lease as two separate contracts: (i) modification of the existing lease agreement to extend the lease term of the Existing Leased Space, and (ii) new lease agreement for the right-of-use of the Newly Leased Space.
As noted above, the lease for the Newly Leased Space commenced in January 2022. As a result, the Company recorded a right-of-use asset of $44.4 million, and a corresponding lease liability of $44.1 million for the Newly Leased Space. The calculation of the lease liability and the right-of-use asset of the Newly Leased Space does not include the additional five-year period option provided under the Amended Lease as the Company does not believe there is reasonable certainty that the option will be exercised. As stated above, the Amended Lease provides for up to $2.6 million of tenant improvement allowance. As of September 30, 2022, the Company has incurred the full $2.6 million in qualified capital expenditures that are reimbursable by the landlord.
In May 2022, the Company entered into a sublease agreement with a third party, or the Sublease, of a portion of the office and laboratory space in Suite 200 at 490 Arsenal Way, Watertown, Massachusetts. The term of the Sublease ends in June 2025.
The elements of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$2,508	$637	$7,523	$1,912
Variable lease cost	499	245	1,472	613
Sublease income	(633)	—	(845)	—
Total lease cost	$2,374	$882	$8,150	$2,525
The following table summarizes the lease term and discount rate applied in arriving at the lease liability:

	September 30, 2022	December 31, 2021
Remaining lease term	9.4 years	10.2 years
Discount rate	5.3%	5.2%
Future lease payments under non-cancelable leases as of September 30, 2022 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments:
Remaining 2022	$2,088
2023	8,571
2024	8,828
2025	9,093
2026	9,366
Thereafter	61,759
Total undiscounted lease payments	99,705
Less: imputed interest	(22,952)
Total operating lease liability	$76,753
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued expenses and other current liabilities:
Accrued research and development	$9,254	$6,863
Accrued compensation and benefits	5,340	5,084
Accrued capital expenditures	1,337	—
Accrued professional fees	800	1,246
Other	1,210	413
Total accrued expenses and other current liabilities	$17,941	$13,606

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
Under the Roche Agreement, the Company receives annual research plan payments of $1.0 million for up to three years for each active research plan. For certain targets, Roche is required to pay the Company fees of $2.0 million and $3.0 million upon the progression of targets to the lead series identification achievement and good laboratory practice toxicology study phase, respectively. Finally, adjustments were made to the option exercise fees, whereby targets that have progressed through standard good laboratory practice, or GLP, toxicology studies at the time of exercise now have option exercise fees of $7.0 million to $12.0 million and those progressed through Phase 1 trials have option exercise fees of $20.0 million. For each target option exercised by Roche, the Company is eligible to receive milestone payments ranging from $260.0 million to $275.0 million upon the achievement of certain development and commercial milestones with respect to corresponding products, subject to certain reductions and exclusions based on intellectual property coverage. Roche is also required to pay the Company up to $150.0 million per target in one-time sales-based milestone payments upon the achievement of specified levels of net sales of a product directed to such target. Finally, Roche is required to pay the Company tiered royalties ranging from the mid-single digits to mid-teen percentages on net sales of products sold by Roche pursuant to its exercise of its option rights, subject to certain reductions. For sales of products for which the Company exercises its co-development right, the applicable royalty rates will be increased by a low-single digit percentage.
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
Roche Agreement accounting
At commencement, the Company identified twelve performance obligations within the Roche Agreement, represented by the six potential research and development targets then included in the collaboration and the option rights held by Roche for each of those six targets. A non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities and participation on joint research committee were identified as promised services. However, the Company determined that the research and development license and research and development services were not distinct from one another, and participation on the joint research committee was determined to be quantitatively and qualitatively immaterial.
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the Roche Agreement, and the amount of the transaction price unsatisfied as of September 30, 2022 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$61,074	$25,933
Option rights	6,748	2,502
Total	$67,822	$28,435
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue from collaboration agreements are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
Biogen Collaboration Research and License Agreement
In December 2018, the Company entered into a collaboration research and license agreement, or the Biogen Agreement, with Biogen. In February 2020, the Company and Biogen amended the Biogen Agreement to provide further clarity around Biogen’s ownership of target binding moieties (which are portions of molecules), and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provided that Biogen licenses to the Company rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement. Pursuant to the terms of the Biogen Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments for neurological conditions such as Alzheimer's disease and Parkinson's disease through medicines that rely on target protein degradation, or TPD, as their mode of action, all of which are created using the Company’s degrader technology. Under the terms of the Biogen Agreement, the Company was engaged to develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months, ending in June 2023. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility for continued development of each target. Biogen also has the option to pay an additional $62.5 million to extend the agreement term for four additional years and select up to five additional targets for development.
In exchange for the non-exclusive research license from Biogen, as well as a $45.0 million nonrefundable upfront payment, the Company has granted a license to develop, commercialize, and manufacture products related to each of the targets (which is contingent on not cancelling the agreement), performs initial research services for drug discovery, has provided a non-exclusive research and commercial license to its intellectual property, and participates on the joint steering committee, or the Biogen JSC. The Company was also obligated to participate in early research activities for other potential targets or sandbox activities, at Biogen’s election up to a maximum amount; any work performed for these services is reimbursed by Biogen, and Biogen reimburses the Company for certain full-time equivalent, or FTE, costs. The Company’s obligations under the sandbox activities were completed as of August 31, 2021. For any target, following the achievement of development candidate criteria and prior to any IND-enabling study, Biogen will bear all costs and expenses of and will have sole discretion and decision-making authority with respect to the performance of further activities with respect to any degrader under development under the Biogen Agreement and all products that incorporate that degrader. Biogen is also required to pay the Company up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay the Company royalties on a licensed product-by-licensed product basis, on worldwide net product sales. All milestone and sales-based payments are made after the Company has met the defined criteria in the joint research plan for that target, at which time Biogen will have control of the products related to the targets for commercialization; the receipt of these payments is contingent on the further development of products directed to the targets to commercialization by Biogen, without any additional research and development efforts from the Company.

The collaboration is managed by the Biogen JSC, which Biogen has control over, and Biogen may terminate the Biogen Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice.
Biogen Agreement accounting
The Company recognizes revenue from collaboration agreements under the Biogen Agreement from two types of services: (i) research and development services, and (ii) sandbox activities, which are discovery-type research services.
•Research and development services: The Company identified one performance obligation at the outset of the Biogen Agreement, representing a combined performance obligation consisting of (1) the licenses, (2) the research activities for the target evaluation phase for all five targets, and (3) the joint research plan phase for each target. The Company determined that the licenses and research activities were not distinct from one another, as the licenses have limited value without the performance of the research activities by the Company. Participation on the Biogen JSC to oversee the research activities and the technology transfer associated with the Biogen License Agreement were determined to be quantitatively and qualitatively immaterial and therefore are excluded from performance obligations. The Company recognizes the transaction price allocated to this performance obligation as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to said research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.
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
As of September 30, 2022, the total transaction price of the Biogen Agreement of $55.0 million is allocated to the research and development services performance obligation and $12.3 million of the allocated transaction price remains unsatisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue from collaboration agreements are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
Calico Collaboration and License Agreement
In March 2017, the Company entered into a collaboration and license agreement, or the Calico Agreement, with Calico whereby the Company and Calico agreed to collaborate to develop and commercialize small molecule protein degraders for diseases of aging, including cancer, for a five-year period ending in March 2022. In August 2021, the Company provided Calico with an option to extend the research term with respect to a certain program for up to a one-year period ending in March 2023. In September 2021, Calico exercised the option resulting in a $1.0 million extension payment to the Company. In addition, Calico will continue to reimburse the Company for a number of FTEs, depending on the stage of the research, at specified market rates.
Under the terms of the Calico Agreement, the Company was engaged to develop and commercialize small molecule protein degraders for up to five target proteins over the research term. Under the Calico Agreement, the Company is required to perform initial research and development activities for the nominated targets for drug discovery and preclinical development over the applicable research term, with the intent to provide a development candidate for each target to Calico once the agreed-upon research is complete. In addition, the Company provides Calico with a non-exclusive research and commercial license to its intellectual property and will participate on the Calico joint research committee, or the Calico JRC. Once Calico nominates a target and pays the applicable target initiation fee, the Company will commence research and development activities for that target. Calico is obligated to reimburse the Company for its research and development activities for each target at specified levels through the identification of a development candidate, after which time Calico shall assume full responsibility for candidate development and Calico is entitled to pursue commercial development of products related to that target.
Under the Calico Agreement, Calico paid an upfront amount of $5.0 million and certain annual payments totaling $5.0 million through June 30, 2020 and pays target initiation fees and reimburses the Company for a number of FTEs, depending on the stage of the research, at specified market rates. For each target, the Company is eligible to receive up to

$132.0 million in potential development and commercial milestone payments, on sales of all products resulting from the collaboration efforts. Calico is also required to pay the Company up to $65.0 million in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Calico is required to pay the Company royalties, at percentages in the mid-single digits, on a licensed product-by-licensed product basis, on worldwide net product sales. All milestone and sales-based payments are made after the Company has met the defined criteria in the joint research plan for that target, at which time Calico will have control of the products related to targets for commercialization; the receipt of these payments by the Company is contingent on the further development of the targets to commercialized products by Calico, without any additional research and development efforts required by us.
The Calico Agreement is managed by the Calico JRC. Calico has control over the Calico JRC and may terminate the Calico Agreement on a target-by-target or product-by-product basis under several scenarios, upon prior written notice.
Calico Agreement accounting
The Company identified one performance obligation at the outset of the Calico Agreement, which consists of: (i) the non-exclusive license and (ii) the research activities for the target evaluation phase for five targets and the joint research plan phase for two targets. The Company determined that the license and research activities were not distinct from one another, as the license has limited value without the performance of the research activities by the Company.
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
As of September 30, 2022, total transaction price of the Calico Agreement of $13.0 million is allocated to the research and development services performance obligation and $1.1 million of the allocated transaction price remains unsatisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue from collaboration agreements are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three and nine months ended September 30, 2022 and 2021 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from collaboration agreements:
Roche Agreement	$875	$2,330	$4,548	$7,416
Biogen Agreement	4,100	4,827	18,350	9,647
Calico Agreement	1,779	1,343	5,344	8,644
Total revenue from collaboration agreements	$6,754	$8,500	$28,242	$25,707
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of September 30, 2022 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$250	$4,754	$16,765	$21,519
Biogen Agreement	—	12,292	—	12,292
Calico Agreement	1,238	1,083	—	1,083
Total	$1,488	$18,129	$16,765	$34,894

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
Supplemental financial information related to the collaboration and license agreements for the three and nine months ended September 30, 2022 and 2021 are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue recognized that was included in the contract liability at the beginning of the period	$5,517	$7,479	$24,005	$17,060
Revenue recognized from performance obligations fully or partially satisfied in previous periods	$—	$—	$518	$713
As of September 30, 2022, the aggregate amount of the transaction price allocated to performance obligations under the Roche Agreement, the Biogen Agreement, and the Calico Agreement that are partially unsatisfied was $41.8 million.
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
In June 2020, the Company drew down on the first tranche of $12.5 million, or the Term Loan, which is outstanding as of September 30, 2022. The Company elected not to draw down the second tranche, which expired on June 30, 2021. The Term Loan bears interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%. The interest rate was 12.07% as of September 30, 2022, and the Term Loan is secured by a lien on substantially all of the Company’s assets. When the LIBOR interest rate is discontinued in the future, it is expected that the interest rate of the Term Loan would switch to Secured Overnight Financing Rate, or SOFR. As of September 30, 2022, the effect of switching from LIBOR to SOFR would not have been material to the Company’s condensed consolidated financial statements.
The Credit Agreement requires the Company to maintain a minimum aggregate cash balance of $3.0 million in one or more controlled accounts and contains various affirmative and negative covenants that limit its ability to engage in specified types of transactions.
The Company is required to make interest-only payments until December 5, 2022, after which point the Company will be required to make payments of principal equal to 2% of the Term Loan until maturity on June 5, 2024, or the Maturity Date. If the Company pays off the Term Loan prior to the Maturity Date, it will be required to pay a prepayment fee, which would have been $1.6 million as of September 30, 2022.
Under the terms of the Credit Agreement, Perceptive held a warrant to purchase up to 338,784 shares of the Company’s common stock at an exercise price of $8.86 per share. As further described in Note 10, Stockholders’ equity, in May 2021, Perceptive exercised its warrant using the net exercise method provided by the Credit Agreement.

The following table contains the anticipated future minimum payments on long-term debt as of September 30, 2022 for each of the years ending December 31 and a reconciliation to the carrying value of long-term debt on the Company’s condensed consolidated balance sheets (in thousands):

Undiscounted, minimum long-term debt payments:
Remaining 2022	$—
2023	3,000
2024	9,500
Total undiscounted, minimum long-term debt payments	12,500
Less: Unamortized debt issuance costs and debt discount	(1,198)
Total long-term debt—related party	$11,302
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
At-The-Market Equity Program
In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. Simultaneously, the Company entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of September 30, 2022, no sales have been made under the ATM Program.
Note 11. Stock-based compensation
The C4 Therapeutics, Inc. 2015 Incentive Stock Option and Grant Plan, or the 2015 Plan, adopted by the Company’s board of directors in December 2015 provides for the grant of incentive stock options, nonqualified stock options, and restricted stock awards to eligible employees, outside directors, and consultants of the Company.
In September 2020, the Company’s board of directors adopted the C4 Therapeutics, Inc. 2020 Stock Option and Incentive Plan, or the 2020 Plan. Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of September 30, 2022, the Company had 10,981,021 shares reserved under the 2020 Plan and 2015 Plan, and 4,028,226 shares available for future issuance under the 2020 Plan.

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense:
Research and development	$2,636	$2,054	$10,024	$5,165
General and administrative	3,375	4,032	13,073	9,994
Total stock-based compensation expense	$6,011	$6,086	$23,097	$15,159
Stock options
The following table summarizes the stock option activity under the Company’s equity awards plans for the nine months ended September 30, 2022:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	5,983,425	$22.33
Granted	2,166,800	19.51
Exercised	(169,655)	4.72
Cancelled or forfeited	(1,027,775)	23.44
Outstanding as of September 30, 2022	6,952,795	$21.88
Options exercisable as of September 30, 2022	2,418,903	$21.53
Vested and expected to vest as of September 30, 2022	6,952,795	$21.88
As of September 30, 2022, the unrecognized compensation cost related to outstanding options was $64.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted stock units
During the nine months ended September 30, 2022, under the 2020 Plan, the Company’s Board of Directors authorized an issuance of restricted stock units, or RSUs, to certain employees, including members of the Company’s leadership team. These RSUs will vest in tranches as certain discovery milestones, clinical milestones, or specified market conditions are met. Upon vesting, each RSU automatically converts into one share of the Company’s common stock.
The following table summarizes the activity under the Company’s equity plans with respect to RSUs for the nine months ended September 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	563,500	25.47
Vested (1)	(64,383)	25.01
Forfeited	(30,801)	31.58
Outstanding as of September 30, 2022	468,316	$25.13
(1) Vested RSUs include 10,287 shares retained by the Company to cover statutory minimum withholding taxes.
As of September 30, 2022, the unrecognized compensation cost related to outstanding RSUs was $10.7 million.
Note 12. Income taxes
During the three and nine months ended September 30, 2022 and 2021, the Company recorded no income tax provision or benefit. As of September 30, 2022 and December 31, 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

Note 13. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of September 30, 2022 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
Anti-dilutive common stock equivalents:
Options to purchase common stock	6,952,795	5,882,304
Total anti-dilutive common stock equivalents	6,952,795	5,882,304
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(31,958)	$(24,683)	$(90,990)	$(68,234)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	48,921,928	48,490,533	48,827,503	45,163,444
Net loss per share attributable to common stockholders − basic and diluted	$(0.65)	$(0.51)	$(1.86)	$(1.51)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021.
Business overview
We are a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation science to create a new generation of small-molecule medicines that transform patients’ lives. We leverage our proprietary technology platform, TORPEDO (Target ORiented ProtEin Degrader Optimizer), to efficiently design and optimize small-molecule medicines that harness the body’s natural protein recycling system to rapidly degrade disease-causing protein, offering the potential to overcome drug resistance, drug undruggable targets and improve patient outcomes. We are advancing multiple targeted oncology programs to the clinic and expanding our research platform to deliver the next wave of medicines for difficult-to-treat diseases.
Our most advanced product candidate, CFT7455, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3, currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs, including peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL. We initiated a first-in-human Phase 1/2 clinical trial for this product candidate in June 2021 and presented clinical data from Cohort A at the American Association for Cancer Research Annual Meeting in April 2022. In August 2021, the FDA granted orphan drug designation to CFT7455 for the treatment of MM. We continue to enroll patients in Cohorts B-1 and C of the ongoing clinical trial.
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
Further, we are developing CFT1946, an orally bioavailable BiDAC degrader candidate specifically targeting BRAF-V600 mutant solid tumor cancers that include lung, colorectal and melanoma cancers. In August 2022, we submitted our IND, and in September 2022, we received a Study May Proceed Letter from the FDA to begin a first-in human Phase 1/2 clinical trial in BRAF-V600 mutant solid tumors, which we expect to begin by the end of 2022.
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
•costs of outside consultants, including their fees, and related travel expenses;
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, legal, business development, and administrative functions. General and administrative expenses also include legal fees relating to corporate matters; professional fees for accounting, auditing, tax, and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
We expect that our general and administrative expenses will continue to increase in the future to support increased research and development activities. These increases will likely include higher costs related to the hiring of additional personnel; fees to outside consultants, lawyers and accountants; and investor and public relations costs.
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

Results of operations
Comparison of the three and nine months ended September 30, 2022 and 2021
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from collaboration agreements:
Roche Agreement	$875	$2,330	$4,548	$7,416
Biogen Agreement	4,100	4,827	18,350	9,647
Calico Agreement	1,779	1,343	5,344	8,644
Total revenue from collaboration agreements	$6,754	$8,500	$28,242	$25,707
The $1.7 million decrease in revenue in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily driven by a $1.4 million decrease in revenue recognized under the Roche Agreement resulting from the termination of the Roche Agreement as to the target BRAF in November 2021.
The $2.5 million increase in revenue in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily driven by:
•a $8.8 million increase in revenue arising under the Biogen Agreement resulting from continued progress against the nominated targets and the achievement of an additional Biogen Agreement milestone in 2021.
This was offset by:
•a $3.3 million decrease in revenue under the Calico Agreement resulting from a decrease in FTE reimbursements; and
•a $2.9 million decrease under the Roche Agreement resulting from the termination of the Roche Agreement as to the target BRAF in November 2021.
Research and development expense
The following table summarizes our research and development expense for the three and nine months September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses:
Preclinical and development expenses	$11,342	$12,653	$32,050	$33,025
Personnel expenses	9,610	7,107	31,163	21,389
Facilities and supplies	3,221	1,922	10,498	6,459
Clinical expenses	3,124	422	6,699	1,606
Professional fees	1,522	1,444	4,754	3,945
Intellectual property and other expenses	844	754	2,025	1,690
Total research and development expenses	$29,663	$24,302	$87,189	$68,114
The $5.4 million increase in research and development expense in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily driven by:
•a $2.7 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trials of CFT7455 and CFT8634;
•a $2.5 million increase in personnel expenses, representing salary, and benefit costs, including a $1.8 million increase in salaries and wages due to an increase in headcount from the build out of our clinical development team; and

•a $1.3 million increase in facilities, resulting from the Amended Lease agreement which was signed in November 2021.
This was offset by a $1.3 million decrease in preclinical and development costs related to additional programs progressing to clinical stages.
The $19.1 million increase in research and development expense in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily driven by:
•a $9.8 million increase in personnel expenses, representing salary, and benefit costs, and the build out of our clinical development team;
•a $5.1 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trials of CFT7455 and CFT8634; and
•a $4.0 million increase in facilities, resulting from the Amended Lease agreement which was signed in November 2021.
General and administrative expense
The following table summarizes our general and administrative expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses:
Personnel expenses	$6,817	$6,244	$23,243	$16,827
Professional fees and other expenses	2,762	2,208	9,051	7,645
Total general and administrative expenses	$9,579	$8,452	$32,294	$24,472
The $1.1 million increase in general and administrative expense in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily driven by a $0.6 million increase in personnel expenses.
The $7.8 million increase in general and administrative expense in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily driven by a $6.4 million increase in personnel expenses.
Other (expense) income, net
The following table summarizes our other (expense) income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other (expense) income, net:
Interest expense and amortization of long-term debt − related party	$(554)	$(539)	$(1,615)	$(1,606)
Interest and other income, net	1,084	110	1,866	251
Total other (expense) income, net	$530	$(429)	$251	$(1,355)
The $1.6 million increase in interest and other income in the nine months ending September 30, 2022 as compared to the nine months ended September 30, 2021, is primarily driven by higher interest rates on our marketable securities and partially offset by lower principal amounts.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and through payments from collaboration partners. As of September 30, 2022, we had cash, cash equivalents and marketable securities of approximately $366.0 million.
Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(76,811)	$(61,294)
Net cash provided by (used in) investing activities	49,138	(129,923)
Net cash provided by financing activities	1,100	170,934
Total net change in cash, cash equivalents and restricted cash	$(26,573)	$(20,283)
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2022 was driven primarily by the following uses of cash:
•net loss of $91.0 million;
•$21.3 million change in deferred revenue due to the recognition of revenue under our collaboration agreements; and
•$2.3 million change in accounts payable.
These were offset by:
•non-cash amounts included in net loss of $30.3 million, which primarily consisted of stock-based compensation expense of $23.1 million;
•$4.2 million change in accounts receivable; and
•$2.4 million change in accrued expenses and other current liabilities.
Net cash used in operating activities for the nine months ended September 30, 2021 was driven primarily by the following uses of cash:
•net loss of $68.2 million;
•$10.0 million change in deferred revenue due to the recognition of revenue under our collaboration agreements;
•$1.9 million change in accounts payable; and
•$1.1 million change in prepaid expense and other assets.
These were offset by non-cash expenses of $18.9 million, and a $2.2 million change in accrued expenses and other current liabilities.
Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2022 was driven primarily by:
•$53.1 million of maturities of marketable securities, net of purchases; offset by
•$4.0 million of purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2021 was driven primarily by the following uses of cash:
•$128.8 million of purchases of marketable securities, net of maturities; and
•$1.2 million of purchases of property and equipment.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was driven primarily by $0.7 million from exercises of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to:
•$169.5 million of net proceeds received upon closing our follow-on offering in June 2021; and
•$1.6 million from exercises of stock options.
Funding requirements
Since our inception, we have incurred significant operating losses and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. In addition, we expect to continue to incur costs associated with operating as a public company.
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
•advance, expand, maintain, and protect our intellectual property portfolio;
•hire additional clinical, regulatory, quality, and scientific personnel;
•add operational, financial and management information systems, and personnel to support our ongoing research, product development, potential future commercialization efforts, operations as a public company and general and administrative roles;
•seek marketing approvals for any product candidates that successfully complete clinical trials; and
•ultimately establish a sales, marketing, and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval.
Because of the numerous risks and uncertainties associated with development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital and operating costs associated with our current and anticipated preclinical and clinical development. Our future capital requirements will depend on many factors, including:
•the progress, costs, and results of ongoing and planned first-in-human Phase 1/2 trials for our lead product candidates and any future clinical development of those lead product candidates;
•the scope, progress, costs, and results of preclinical and clinical development for our other product candidates and development programs;
•the number and development requirements of other product candidates that we pursue;
•the progress and success of our collaborations with Roche, Biogen and Calico, including whether or not we receive additional research support or milestone payments from our collaboration partners upon the achievement of milestones;
•the costs, timing, and outcome of regulatory review of our product candidates;
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen and Calico, we do not have any committed external source of funds as of September 30, 2022. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Contractual obligations
We enter into contracts in the normal course of business with contract manufacturing organizations, contract research organizations, and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not included in the table of contractual obligations and commitments.
During the nine months ended September 30, 2022, except for the minimum rental commitments disclosed in Note 6, Leases, and Note 9, Long-term debt and warrant – related party, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. Our marketable securities are subject to interest rate risk and may decrease in value if market interest rates increase. As of September 30, 2022, we had marketable securities of $316.5 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.8 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, as well as in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, before you make an investment decision with respect to our securities. The risks and uncertainties described below and in our other filings with the SEC, including our Annual Report on Form 10-K, may not be the only ones we face. The occurrence of any of the events or developments described below, if they actually occur, could harm our business, financial condition, results of operations, and growth prospects. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.
Risks related to our financial position and need for additional capital
We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $91.0 million and $68.2 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 we had an accumulated deficit of $358.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
•ultimately establish a sales, marketing, and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•advance, expand, maintain, and protect our intellectual property portfolio;
•hire additional personnel, including in areas such as clinical development, regulatory, commercial, quality, scientific, and general and administrative positions; and

•add operational, financial, and management information systems and personnel, including personnel to support our ongoing research and development and potential future commercialization efforts.
Further, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations, and other expenses.
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
We will need substantial additional funding to pursue our business objectives and continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce, or terminate our research or product development programs or future commercialization efforts.
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we prepare for and initiate, conduct, and complete our ongoing and planned first-in-human Phase 1/2 clinical trials of our product candidates, advance our TORPEDO platform and continue research and development, expand our proprietary research and development portfolios and initiate and continue clinical trials of, and potentially seek marketing approval for, our current and future preclinical programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We had cash, cash equivalents, and marketable securities of approximately $366.0 million as of September 30, 2022. We believe that these funds, together with future payments expected to be received under existing collaboration agreements will be sufficient to fund our existing operating plan through the end of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the timing, progress, costs, and results of our ongoing and planned first-in-human Phase 1/2 clinical trials for our product candidates and any future clinical development of those product candidates;
•the scope, progress, costs, and results of preclinical and clinical development stage programs and our other product candidates and development programs;
•the number and development requirements of other product candidates that we pursue;
•the success of our ongoing collaborations with Biogen, Roche, and Calico;
•the costs, timing, and outcomes of regulatory review of our product candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval and the timing of the receipt of any such revenue;

•any delays or interruptions, including due to the ongoing coronavirus, or COVID-19, pandemic, that we experience in our preclinical studies, clinical trials, and/or supply chain;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims; and
•our ability to establish collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our product candidates.
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
We commenced operations in 2015 and our activities to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, and preparing for and conducting clinical trials. While we have ongoing clinical trials of CFT7455 and CFT8634 and anticipate commencing a clinical trial of CFT1946, all of our other product candidates are still in preclinical development or in the discovery stage. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.
In addition, as a biopharmaceutical company, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown challenges. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in making that transition.
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
The COVID-19 pandemic, which began in December 2019 and remains ongoing, has spread worldwide and caused governments internationally to implement measures to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny, business shutdowns, and other measures. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen at various times. Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in the initiation or conduct of our trials. While these COVID-19 vaccines are now actively being distributed in the U.S. and around the world, the vaccines have not been universally adopted by and distributed throughout the global population and new strains of COVID-19 have accelerated and expanded the continued spread of this virus. As a result, the future progression of the pandemic, the definition and establishment of a new normal, and its effects on our business and operations remain uncertain. Current and future government shutdown orders in the U.S., including localized shutdowns, and other countries may impact our discovery programs, preclinical studies and development programs, as well as our supply chain. In addition, any delays in foreign shipments coming into the U.S. could also impact our preclinical studies, clinical trial plans, or other business operations.
We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that could affect our ability to initiate, conduct, and complete discovery or preclinical research activities, or clinical trials. These disruptions may arise from staffing shortages or difficulties in procuring items that are essential for our research and development activities, including, due to shortages arising in raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for discovery and/or preclinical testing. For example, as recently as February 2022, the FDA acknowledged the worldwide shortage of non-human primates and released guidance encouraging sponsors of clinical trials to consider the use of other non-rodent species in their non-clinical toxicity studies. However, this guidance is in effect only for the duration of the public health emergency related to COVID-19, as declared by the Department of Health and Human Services and the FDA has announced that it intends to revise and replace this guidance within sixty days following the termination of the public health emergency. As a result, if we were to elect to use an alternate species for our non-clinical toxicity studies under this guidance, it is possible that we might not be able to initiate and conduct the necessary non-clinical toxicity studies in non-human primates in a timely and cost-effective manner in the future if or when this temporary FDA guidance expires. We and our CROs and CMOs may face disruptions related to our clinical trials arising from potential delays in IND-enabling studies, manufacturing disruptions, and/or the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing. To date, we have experienced delays at certain clinical sites which, due to staffing constraints or other internal policy requirements, have not been able to complete site activation activities or enroll patients in our clinical trial as quickly as likely would have been possible absent the ongoing COVID-19 pandemic.
Further, the impact of the ongoing COVID-19 pandemic to our operations remains uncertain. For example, at various times throughout the COVID-19 pandemic, we have elected to close our office and laboratory spaces in our Watertown, Massachusetts facility or otherwise restrict access to our facility to only that subset of our employees whose work must necessarily be performed in our laboratories, transitioning our remaining employees to work from home. While the ongoing impact of this pandemic remains uncertain, we believe the redundancies we have in place between our China- and India-based CROs and our Watertown, Massachusetts-based laboratory staff, as well as the transition of employees to remote work arrangements as and when needed, have generally mitigated the impact of these disruptions on our discovery efforts. However, it also remains possible that we will see delays in some of our preclinical research, technical operations, clinical development or other business activities if the spread and resurgence of COVID-19 continue to arise in the greater Boston area and/or in various parts of the world, which may continue until the impacts of COVID-19, and its various variants, are better mitigated and addressed. This is particularly the case if there are further government-mandated business shutdowns that impact us or the third parties with whom we work.
The response to the ongoing COVID-19 pandemic may result in the redirection of resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies have announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
In June 2020, we entered into a credit agreement and guaranty, or the Credit Agreement, with Perceptive Credit, an affiliate of Perceptive Advisors LLC, or Perceptive Advisors, which is one of our significant stockholders, which arrangement matures in June 2024. The Credit Agreement provided for a $20.0 million senior secured delayed draw term loan facility, though we only drew down $12.5 million of that amount and our ability to borrow the remaining $7.5 million tranche expired in June 2021. The Credit Agreement is secured by a lien on substantially all of our and our subsidiaries’ assets, including, but not limited to, shares of our subsidiaries, our current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment, and contract rights. The Credit Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are subject to customary exceptions, limit our ability to, without Perceptive Credit’s prior written consent, effect any of the following, among other things:
•sell, lease, transfer, or otherwise dispose of certain assets;
•acquire another company or business or enter into a merger or similar transaction with third parties;
•incur additional indebtedness;
•make investments;
•enter into certain inbound and outbound licenses of intellectual property, subject to certain exceptions;
•encumber or permit liens on certain assets; and
•pay dividends and make other restricted payments with respect to our common stock.
Our board of directors or management team could believe that taking any one of these actions would be in our best interests and the best interests of our stockholders. If that were the case and if we were unable to complete any of these actions because Perceptive Credit does not provide its consent, that could adversely impact our business, financial condition, and results of operations.
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
Until the time, if ever, when we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations with Biogen, Roche and Calico, we do not currently have any committed external source of funds. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of any securities we may issue in the future may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, or capital expenditures or declaring dividends. Covenants in the Credit Agreement impose certain limitations and obligations on us, including restrictions on our ability to incur additional debt and to enter into certain business combinations without Perceptive Credit’s prior written consent.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.
Risks related to the discovery and development of our product candidates
Our approach to the discovery and development of product candidates based on our TORPEDO platform for targeted protein degradation is unproven, which makes it difficult to predict the time, cost of development, and likelihood of successfully developing any products.
Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Very few small molecule product candidates using targeted protein degradation, such as those developed through our TORPEDO platform, have been tested in humans and none have been approved in the U.S. or Europe. The data underlying the feasibility of developing these types of therapeutic products is both preliminary and limited. If any adverse learnings are made by other developers of targeted protein degraders, there is a risk that development of our product candidates could be materially impacted. Discovery and development of small molecules that harness the ubiquitin proteasome pathway to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of the specific components of the ubiquitin-proteasome system, including E3 ligases and their required accessory proteins involved in target protein ubiquitination, as well as by challenges of engineering compounds that promote protein-to-protein interactions.
The scientific research that forms the basis of our efforts to develop our degrader product candidates under our TORPEDO platform is ongoing and the scientific evidence to support the feasibility of developing TORPEDO platform-derived therapeutic treatments is both preliminary and limited. Further, certain cancer patients have shown inherent primary resistance to approved drugs that inhibit disease-causing proteins and other patients have developed acquired secondary resistance to these inhibitors. Although we believe our product candidates may have the ability to degrade the specific mutations that confer resistance to currently marketed inhibitors of disease-causing enzymes, any inherent primary or acquired secondary resistance to our product candidates in patients, or if the scientific research that forms the basis of our efforts proves to be contradicted, would prevent or diminish their clinical benefit.
While we have ongoing clinical trials of CFT7455 and CFT8634 and anticipate commencing a clinical trial of CFT1946, at this time, we have not yet completed a clinical trial of any product candidate. As a result, we are only starting to assess the safety of CFT7455 and CFT8634 in patients and we have not yet assessed the safety of any of our other product candidates in humans. Although some of our product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
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
We are a clinical stage biotechnology company and, while we have commenced clinical trials of certain of our product candidates and expect to commence a clinical trial of CFT1946 by the end of 2022, all of our other product candidates are still in preclinical development or in the discovery stage. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.
We are a clinical-stage biotechnology company and, while we commenced a clinical trial of some of our product candidates and expect to commence a clinical trial of CFT1946 by the end of 2022, all of our other product candidates are currently in preclinical development or in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources into building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates, including our lead programs. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
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
•establishing sales, marketing and distribution capabilities, and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients, the medical community, and third-party payors;
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

We have limited experience as a company in completing preclinical studies to enable the filing of Investigational New Drug, or IND, applications, submitting INDs or commencing, enrolling and conducting clinical trials.
We have limited experience as a company in completing IND-enabling preclinical studies. While we have commenced clinical development of CFT7455 and CFT8634, expect to commence a clinical trial of CFT1946 by the end of 2022 and are planning to submit an IND application for a Phase 1 clinical trial of CFT8919 in EGFR L858R NSCLC in 2023. We have limited experience as a company in commencing, enrolling and conducting clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies will be completed on time, that we will submit INDs in a timely manner, that any INDs we submit will be cleared by the FDA in a timely manner, if at all, or if our planned clinical trials will begin, enroll or be completed on time, if at all. In addition, while these are our current expectations, we may experience manufacturing delays or other delays with IND-enabling studies, we may determine that additional IND-enabling studies are warranted or we may face delays due to the ongoing COVID-19 pandemic. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
Further, large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control and, for each of CFT7455, CFT8634 and CFT1946, we have engaged a CRO to lead our first-in-human Phase 1/2 clinical trial for the applicable product candidate. Relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may also be unable to identify and contract with sufficient investigators, CROs, and consultants on a timely basis or at all and we may also determine after a clinical trial has commenced that a change in CRO is warranted. There can be no assurance that we will be able to negotiate and enter into appropriate contractual arrangements with our current or potential future CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis or at all.
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval, and commercialization.
Before obtaining regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive and can take many years to complete. Further, the outcome of these activities is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes and, because most of our product candidates are in an early stage of development and have never been tested in humans, there is a high risk of failure. In addition, because targeted protein degraders are a relatively new class of product candidates, any failures or adverse outcomes in preclinical or clinical testing seen by other developers in this class could materially impact the success of our programs. We may never succeed in developing marketable products.
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
Additionally, we expect that the first clinical trials for our product candidates will be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. This is the case with our ongoing first-in-human clinical trials and will be the case in the first-in-

human clinical trials of the additional product candidates we presently expect to advance into clinical development. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.
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
While we commenced clinical trials of CFT7455 and CFT8634 and expect to commence a clinical trial of CFT1946 by the end of 2022, we have not yet initiated clinical trials for any of our other product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, while we commenced our ongoing Phase 1/2 clinical trial of CFT7455 with a starting dose that was informed by the results of our preclinical studies, we observed toxicity in patients enrolled in Cohort A, which caused us to modify how we dose additional patients enrolled in this clinical trial. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition, and prospects.
Drug development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
While we have commenced clinical trials of CFT7455 and CFT8634 and expect to commence a clinical trial of CFT1946 by the end of 2022, all of our other product candidates are still in preclinical development or in the discovery stage at this time and the risk of failure for all of our product candidates remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the U.S. or similar applications in other jurisdictions. We cannot be certain of the timely initiation, completion or outcome of our preclinical studies and, other than in the cases of CFT7455, CFT8634 and CFT1946, where the FDA has cleared the IND for our first-in-human studies of the drug candidate, we cannot predict if the FDA or similar regulatory authorities outside the U.S. will allow us to commence our proposed clinical trials or if the outcome of our preclinical studies ultimately will support the further development of any of our product candidates.
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
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post-treatment follow-up, or the failure to recruit suitable patients to participate in our clinical trials;
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
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; and
•disruptions caused by the continuing spread and effects of the ongoing COVID-19 pandemic may increase the likelihood that we encounter these types of difficulties or cause other delays in initiating, enrolling, conducting, or completing our planned clinical trials.

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
Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. While we have commenced clinical trials of CFT7455 and CFT8634 and expect to commence a clinical trial of CFT1946 by the end of 2022, we do not know whether any of our other preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.
Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually systemic anti-cancer therapy (e.g., chemotherapy), surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy has been shown to not be effective. Our ongoing and planned early-stage clinical trials will be with patients who have received one or more prior treatments and we expect that we would initially seek regulatory approval of our lead product candidates as second-line or third-line therapy. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any approvals for first-line therapy, we may have to conduct additional clinical trials.
Targeted protein degradation is a novel modality that continues to attract substantial interest from existing and emerging biotechnology and pharmaceutical companies. As a result, we face substantial competition, which may result in others discovering, developing or commercializing products for the same indication and/or patient population before or more successfully than we do.
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face, and will continue to face, competition from third parties that use protein degradation, antibody therapy, inhibitory nucleic acid, immunotherapy, gene editing, or gene therapy development platforms and from companies focused on more traditional therapeutic modalities, such as small molecule inhibitors. The competition we face and will face is likely to come from multiple sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and public and private research institutions.
Targeted protein degradation is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation including Arvinas, Inc., BioTheryX, Inc., Captor Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Nurix Therapeutics, Inc., PhoreMost, Ltd., Plexium, Inc., Proteovant Therapeutics, Inc., Seed Therapeutics, Inc., and Vividion Therapeutics, Inc. (a

subsidiary of Bayer AG). Further, several large pharmaceutical companies and academic institutions have disclosed investments and research in this field. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies. For example, we understand that Adaptimmune Limited, Foghorn Therapeutics, Inc. and GlaxoSmithKline plc are pursuing the development of therapies for patients with synovial sarcoma.
Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors, the scale of which could be difficult to compete against. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidate that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.
Our ability to use our net operating loss carryforwards and research and development tax credit carryforwards may be limited.
As of December 31, 2021, we had $152.2 million federal net operating loss carryforwards and $216.8 million gross in U.S. state net operating loss carryforwards, portions of which expire at various dates through 2041. Under current law, federal net operating losses generated in tax years beginning after 2017, if any, will not expire and may be carried forward indefinitely, but our ability to deduct such federal net operating losses in tax years beginning after December 31, 2020 will be limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, temporarily allows us to carryback net operating losses arising in 2018, 2019, and 2020 to the five prior years. It is uncertain how various states will respond to the CARES Act or any newly enacted federal tax law. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $7.3 million and $2.9 million, respectively, which expire at various dates through 2041. These tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities.
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
If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to modify, abandon, or limit our further clinical development of those product candidates.
While we have commenced clinical trials of CFT7455 and CFT8634 and expect to commence a clinical trial of CFT1946 by the end of 2022, all of our other product candidates are still in the preclinical or discovery stages at this time, which means that we have not yet evaluated any of our other product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that any of the product candidates developed through our TORPEDO platform will not cause undesirable side effects, which could arise at any time during preclinical or clinical development.
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
If any product candidates we develop are associated with serious adverse events or undesirable side effects or have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The occurrence of any of these types of events would have an adverse effect on our business, financial condition, results of operations, and prospects. Many product candidates that initially showed promise in early-stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further clinical development of the product candidates or limited their competitiveness in the market. For example, single agent BRAF inhibitors can cause a secondary malignancy called keratocanthoma, which is a skin cancer caused by paradoxical activation of BRAF upon inhibitor binding.
The results of preclinical studies may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later stage clinical trials.
The results of preclinical studies may not be predictive of the results of clinical trials and the results of early-stage clinical trials may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when those trials are completed or in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials or the designs of these trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, we commenced Cohort A of our ongoing Phase 1/2 clinical trial of CFT7455 with a starting dose that was based on the results of our preclinical studies; however, we have modified the dosages used for Cohorts B1 and C based on the results from Cohort A. Moreover, even if successful, the results of the dose escalation portion of our ongoing and planned first-in-human Phase 1/2 clinical trials of our product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Our clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any setbacks of this nature in our clinical development could materially harm our business, financial condition, results of operations and prospects. In addition, we may conduct some of our clinical trials in a combination Phase 1/2 design and, if the Phase 1 portion of the trial is not successful, we will not be allowed to proceed into the Phase 2 portion of the trial.
If we experience delays or difficulties in the enrollment of patients in our clinical trials, our timelines for submitting for and receiving necessary marketing approvals could be delayed or prevented.
We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the U.S.. In June 2021, we advanced CFT7455 into first-in-human Phase 1/2 clinical trials in MM and NHLs, including PTCL and MCL, and we advanced CFT8634 into first-in-human clinical trials in May 2022. In addition, we are planning to commence a clinical trial of CFT1946 by the end of 2022 and advance our other lead product candidates into first-in-human Phase 1/2 clinical trials. While we believe that we will be able to enroll a sufficient number of patients into each of these clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications, either generally or specifically during the ongoing COVID-19 pandemic. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:
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
•the proximity and availability of clinical trial sites for prospective patients; and
•the impact of the ongoing COVID-19 pandemic, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials or by interfering with patients’ ability to return to the clinical trial site for required monitoring, procedures, or follow-up.
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
We may develop our product candidates in combination with other drugs. If the FDA or similar regulatory authorities outside of the U.S. do not approve these other drugs, revoke their approval of these other drugs or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our product candidates.
Based on the study design for a number of our product candidates, once a recommended dose is identified from the dose escalation portion of our first-in-human Phase 1/2 clinical trial, we often plan to conduct a portion of that clinical trial in another medicine. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we may study in combination with our product candidates. If the FDA or similar regulatory authorities outside of the U.S. revoke their approval of the drug or drugs we intend to deliver in combination with our product candidates, we will not be able to market our product candidates in combination with those revoked drugs.
If safety or efficacy issues arise with any of these drugs, we could experience significant regulatory delays and the FDA or similar regulatory authorities outside of the U.S. may require us to redesign or terminate certain of our clinical trials. If the drugs we use are replaced as the standard of care for the indications we choose for our product candidates, the FDA or similar regulatory authorities outside of the U.S. may require us to conduct additional clinical trials. In addition, if manufacturing or other issues result in a shortage of supply of the drugs with which we determine to combine with our product candidates, we may not be able to complete clinical development of our product candidates on our current timeline or at all.
Even if our product candidates were to receive marketing approval or be commercialized for use in combination with other existing drugs, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the U.S. could revoke approval of the drugs used in combination with our product candidates or that safety, efficacy, manufacturing or supply issues could arise with these existing drugs.
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
From time to time, we may estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. Each of these milestones is and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected or the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

Risks related to dependence on third parties
We expect to rely on third parties to conduct our future clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
We currently rely on CROs to conduct our clinical trials, as we currently do not plan to independently conduct clinical trials of any of our product candidates. Additionally, we must contract with third-party research sites for the conduct of our clinical trials. Our agreements with these CROs and sites might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements or if we were to need to change a CRO for an ongoing clinical trial, we might experience delays in our clinical development activities.
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
Manufacturing pharmaceutical products is complex and subject to product delays or loss for a variety of reasons. We contract with third parties for the manufacture of our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality or at the right time, which could delay, prevent, or impair our development or commercialization efforts.
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on CMOs for both drug substance and finished drug product. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts, including where a pre-approval inspection or an inspection of manufacturing sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, if still then in effect, FDA is unable to complete those required inspections during the review period.
We may be unable to establish agreements with CMOs or to do so on acceptable terms. Even if we are able to establish agreements with CMOs, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory, compliance, quality assurance, and manufacturing success;
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
Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside of the U.S.. Some of our molecules are highly potent and, in the absence of additional safety data, they receive a high occupational exposure band, or OEB. These assigned OEBs dictate the containment and other precautions that must be taken as part of the manufacture of our product candidates and, for molecules with high OEB designations, serve to limit the number of CMOs who are qualified to manufacture our molecules. Our failure, or the failure of our CMOs, to comply with applicable regulations, including the ability of our CMOs to work with our highly potent materials and the safety protocols in connection therewith, could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.
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
Any performance failure or delay in performance on the part of our existing or future manufacturers could delay clinical development or marketing authorization. For example, in the past, a contract drug product manufacturer with whom we work had a mechanical issue arise in connection with a manufacturing step for a manufacturing run for our CFT7455 product candidate. While this issue did not ultimately delay the timing of submission of our IND for CFT7455, in the future, we could experience a manufacturing issue that would have a material impact on development of our product candidates and the occurrence of an event of this nature would largely be outside of our control. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If our current CMOs cannot perform as agreed, we may be required to replace them. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any replacement manufacturers or we may not be able to reach agreement with any alternative manufacturer. While we have identified alternate vendors for some of the manufacturing work related to certain of our product candidates, switching vendors could result in significant additional costs of materials and significant delays to our operations and we may be constrained in the vendors we can select, particularly for compounds that have high OEB designations.
Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.
Additionally, we currently rely on single source suppliers for a portion of our supply chain for our preclinical and clinical trial supplies. If our current or future suppliers, whether for raw materials, drug substance, or drug product, are unable to supply us with sufficient materials for our preclinical studies and clinical trials, we may experience delays in our development efforts as we locate and qualify new suppliers or manufacturers.
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
Further, if our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us or elects not to pursue a program within a collaboration, we may not receive any future research funding or milestone or royalty payments under that collaboration or in respect of that terminated program. If that were to happen, we might decide to abandon the program or to move the program forward on our own, which would require us to devote additional resources to the program on a going-forward basis. In addition, if one of our collaborators terminates its agreement with us generally, which they are permitted to do for convenience with between 90 and 270 days’ notice, or with respect to a specific target or in connection with a material breach of the agreement by us that remains uncured for a specified period of time, we may find it more difficult to attract new collaborators and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval and commercialization described in this report apply to the activities of our collaborators.
It is also possible that our collaborators may not properly obtain, maintain, enforce, or defend the intellectual property or proprietary rights arising out of our licensed programs or may use our proprietary information in a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Roche, Biogen and Calico have the first right to enforce, and Roche also has the first right to defend, certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs and, although we may have the right to assume the enforcement and defense of these intellectual property rights if our collaborator does not, our ability to do so may be compromised by their actions. In addition, if any licensed program were later to revert to us, our ability to protect any intellectual property or other proprietary rights associated with that program would be impacted by the intellectual property filings made or other steps taken by our collaborator prior to program reversion. Further, our collaborators may own or co-own intellectual property covering our products that results from our collaborating with them and, in cases where that applies, we would not have the exclusive right to commercialize the collaboration intellectual property.
We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future and we may not realize the benefits of those collaborations, alliances, or licensing arrangements.
We may in the future form or seek strategic alliances, create joint ventures, or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Our likely collaborators in any other collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. However, it is possible that we will not be able to enter into a collaboration agreement of this nature or that the terms of any potential new collaboration arrangement may not be favorable.
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
In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process for these sorts of transactions is time-consuming, complex, and expensive. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. Additionally, our existing partners may decide to acquire or partner with other companies developing targeted protein degraders or directed at the targets or indications to which our product candidates are directed, which may have an adverse impact on our business prospects, financial condition and results of operations.
As a result, if we enter into additional collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of those transactions if we are unable to successfully integrate them with our existing operations and company culture.
Risks related to the commercialization of our product candidates
Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments, such as chemotherapy and radiation therapy, are well-established in the medical community and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from product sales and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
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
•the strength of marketing, sales, and distribution support;
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
As a company, we currently have no sales, marketing, or distribution capabilities and no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources, and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel.
If we are unable or decide not to establish internal sales, marketing, and distribution capabilities, we will pursue arrangements with third-party sales, marketing, and distribution collaborators regarding the sales and marketing of our products, if approved. However, there can be no assurance that we will be able to establish or maintain these types of arrangements on favorable terms or if at all, or if we are able to do so, that these third-party arrangements will provide effective sales forces or marketing and distribution capabilities. Any revenue we receive will depend upon the efforts of these third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of these third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the U.S. or overseas.
The market opportunities for our product candidates may be relatively small as we expect that they will initially be approved only for those patients who are ineligible for other approved treatments or have failed prior treatments. In addition, our estimates of the prevalence of our target patient populations may be inaccurate.
Our product candidates may target cancer, but cancer therapies are sometimes characterized as first-line, second-line, third-line, or subsequent line and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy – usually chemotherapy, antibody drugs, tumor-targeted small molecules, immunotherapy, hormone therapy, radiation therapy, surgery, other targeted therapies, or a combination of these therapies – proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third-line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery, and new technologies. We expect initially to seek approval of our product candidates in most instances as a second- or third-line therapy, for use in patients with relapsed or refractory cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that any of our product candidates, even if approved as a second- or third- or subsequent line of therapy, would subsequently be approved for an earlier line of therapy. Further, it is possible that, prior to getting any approvals for our product candidates in earlier lines of treatment, we might have to conduct additional clinical trials.
Our projections of both the number of people who have the cancers we are targeting, who may have their tumors genetically sequenced, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our reasonable beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect or out of date. Further, new therapies may change the estimated incidence or prevalence of the cancers that we are targeting. Consequently, even if our product candidates are approved for a second- or third-line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each of those tumor types.
Even if we receive marketing approval of any of our product candidates, our products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, any of which would harm our business.
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may, therefore, hinder our ability to recoup our investment in one or more of our product candidates, even if our product candidates obtain marketing approval.
Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition (which, in the case of small molecule drugs like the ones we are developing, would apply nine years after the receipt of marketing approval), require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining coverage and adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs. In addition, coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the U.S.. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S..
In the U.S., no uniform policy for coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
Risks related to our intellectual property
If we are unable to obtain and maintain patent protection for our technology, product candidates, and products or if the scope of the patent protection obtained is not sufficiently broad or enforceable, our competitors could develop and commercialize technology, product candidates, and products similar or identical to ours, our ability to successfully commercialize our technology, product candidates, and products may be impaired or we may not be able to compete effectively in our market.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from exploiting our platform technologies, our pipeline drug product candidates, any future drug product candidates we may develop and their use or manufacture.
Our commercial success depends in part on our ability to obtain and maintain patents and other proprietary protection in the U.S. and other countries with respect to our proprietary technology, product candidates and products. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel technologies and product candidates. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Moreover, the patent applications we own, co-own or license may fail to result in issued patents in the U.S. or in other foreign countries.
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
The patent position of the biopharmaceutical industry generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S.. Publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned, co-owned or licensed patents or pending patent applications, or that we were the first inventors to file for patent protection of those inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights or those of our collaborators are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology, product candidates or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies, product candidates and products. Changes in either the patent laws or interpretation of the patent or other laws in the U.S. and other countries may diminish the value of our patents and potential applications, narrow the scope of our patent protection, or cause us to be required to pay royalties to third parties. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
Our owned, co-owned and licensed patent estate consists principally of patent applications, many of which are at an early stage of prosecution. Even if our owned, co-owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned, co-owned or licensed patents by developing similar or alternative technologies, product candidates, or products in a non-infringing manner.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned, co-owned and licensed patents or patents obtained by our collaborators may be challenged in the courts or patent offices in the U.S. and abroad. These challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology, product candidates, and products or limit the duration of the patent protection of our technology, product candidates and products. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting our drug product candidates might expire before or shortly after they are commercialized. As a result, our owned, co-owned and licensed patent portfolio, or that of our collaborators, may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Changes in patent laws or patent jurisprudence could diminish the value of our patents in general or increase third party challenges to our patents, thereby impairing our ability to protect our product candidates.
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and made a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office, or the USPTO, developed new regulations and procedures to govern administration of the Leahy-Smith Act and many of the substantive changes to patent law associated with the Leahy-Smith Act, including the first-inventor-to-file provisions, became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business and financial condition. The first-to-file provision of the Leahy-Smith Act requires us to act promptly during the period from invention to filing of a patent application, as there is always a risk that a third party could file a patent application that could be blocking to our patent filings. However, even with the intention to act promptly, circumstances could prevent us from promptly filing or prosecuting patent applications on our inventions. The Leahy-Smith Act also enlarged the scope of disclosures that qualify as prior art, which can impact our ability to receive patent protection for an invention.
The Leahy-Smith Act created, for the first time, new procedures under which third parties may challenge issued patents in the U.S., including post-grant review, inter partes review and derivations proceedings, all of which are adversarial proceedings conducted at the USPTO. Since the effectiveness of the Leahy-Smith Act, some third parties have been using these types of actions to seek and achieve the cancellation of selected or all claims of issued patents of their competitors. Under the Leahy-Smith Act, for a patent with a priority date of March 16, 2013 or later (which is the case for all of our patent filings), a third party can file a petition for post-grant review at any time during a nine-month window commencing at the time of issuance of the patent. In addition, for a patent with a priority date of March 16, 2013 or later, a third party can file a petition for inter partes review after the nine-month period for filing a post-grant review petition has expired. Post-grant review proceedings can be brought on any ground of challenge, whereas inter partes review proceedings can only be brought to raise a challenge based on published prior art. Under applicable law, the standard of review for these types of adversarial actions at the USPTO are conducted without the presumption of validity afforded to U.S. patents, which is the standard that applies if a third party were to seek to invalidate a patent through a lawsuit filed in the U.S. federal courts. The USPTO issued a Final Rule on November 11, 2018 announcing that it will now use the same claim construction currently used in the U.S. federal courts—which is the plain and ordinary meaning of words used—to interpret patent claims in these USPTO proceedings. As a result of this regulatory landscape, if any of our patents are challenged by a third party in a USPTO proceeding of this nature, there is no guarantee that we will be successful in defending the challenged patent, which could result in our losing rights under the challenged patent in part or in whole.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biopharmaceutical industry, as well as administrative proceedings for challenging patents, including reexamination, post-grant review, inter partes review, derivation proceedings or interference proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions.
We may become party to or threatened with future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including derivation, reexamination, post-grant review, inter partes review, or interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. As the bio-pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that our product candidates or use of our technologies infringes upon these patents.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., AstraZeneca PLC, Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), Beigene Co. Ltd., BioTheryX, Inc., Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Janssen

Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis AG, Nurix Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., Phoremost, Ltd., Plexium, Inc., Proteovant Therapeutics, Inc., Roche AG, Seed Therapeutics, Inc., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our product candidates or products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.
Our products are subject to The Drug Price Competition and Patent Term Restoration Act of 1984, which is also referred to as the Hatch-Waxman Act, in the U.S., which can increase the risk of litigation with generic companies trying to sell our products and may cause us to lose patent protection.
Because our clinical candidates are pharmaceutical molecules that will be reviewed by the Center for Drug Evaluation and Research of the FDA, after commercialization they will be subject in the U.S. to the patent litigation process of the Hatch-Waxman Act, as amended to date, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell a generic version of our drug using bioequivalence data only. Under the Hatch-Waxman Act, we will have the opportunity to list our patents that cover our drug products or their respective methods of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book.
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
Currently, in the U.S., the FDA may grant five years of data exclusivity for new chemical entities, or NCEs, which are drugs that contain no active portion that has been approved by the FDA in any other new drug application, or NDA. We expect that all of our products will qualify as NCEs; however, the FDA will not conduct an assessment for NCE status until it is reviewing a marketing application for that drug. A generic company can submit an ANDA to the FDA four years after approval of any of our drug products designated as an NCE. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the generic manufacturer elects the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. If we were to do so, that would likely initiate a challenge to one or more of our Orange Book listed patents based on arguments from the generic manufacturer that our listed patents are invalid, unenforceable, or not infringed. If a lawsuit is brought, the FDA is prevented from issuing a final approval of an ANDA for the generic drug until 30 months from our receipt of the generic manufacturer's certification notice, or such shorter or longer time as the presiding court might order based on certain behaviors of the parties, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable, or not infringed. If we do not properly list our relevant patents in the Orange Book or if we fail to file a lawsuit in response to a certification from a generic company under an ANDA in a timely manner, or if we do not prevail in the resulting patent litigation, we can lose our ability to benefit from a proprietary market based on patent protection covering our drug products and we may find that physicians will switch to prescribing and dispensing generic versions of our drug products. Further, even if we were to list our relevant patents in the Orange Book correctly, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may come at a significant cost to us, both in terms of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator’s drug at the same time and, as a result, we may face the cost and distraction of multiple lawsuits from generic manufacturers at the same time. We may also determine that it is necessary to settle these types of lawsuits in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patents.
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
We may not be able to obtain patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 in the U.S. and, as a result, our product candidates, if approved, may not have patent protection for a sufficient period.
In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 permits one patent term extension of up to five years beyond the normal expiration of one patent per product, which if related to a method of treatment patent, is limited to the approved indication. The length of the patent term extension is typically calculated as one-half of the clinical trial period plus the entire period of time during the review of the NDA by the FDA, minus any time of delay by us during these periods. There is also a limit on the patent term extension to a term that is no greater than fourteen years from the date of drug approval. Therefore, if we select and are granted a patent term extension on a recently filed and issued patent, we may not receive the full benefit of a possible patent term extension, if at all. We might also not be granted a patent term extension at all, because of, for example, our failure to apply within the applicable period, failure to apply prior to the expiration of relevant patents or other failure to satisfy any of the numerous applicable requirements. In addition, the regulatory review period of an FDA-approved product may not serve as the basis for a patent term extension if the active ingredient of such product was subject to regulatory review and approval in an earlier product approved by the FDA.

Moreover, the applicable authorities, including the FDA and the USPTO in the U.S. and any equivalent regulatory authority in other countries, may not agree with our assessment of whether extensions of this nature are available and may refuse to grant extensions to our patents or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have an adverse effect on our ability to generate product revenue.
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
Weakening patent laws and enforcement by courts in the U.S. and foreign countries may impact our ability to protect our markets.
The U.S. Supreme Court has issued opinions in patent cases in the last few years that many consider may weaken patent protection in the U.S., either by narrowing the scope of patent protection available in certain circumstances, holding that certain kinds of innovations are not patentable or generally otherwise making it easier to invalidate patents in court. Additionally, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the U.S. and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. For example, we could become a party to foreign opposition proceedings, such as at the European Patent Office, or patent litigation and other proceedings in a foreign court. If so, uncertainties resulting from the initiation and continuation of such proceedings could have an adverse effect on our ability to compete in the marketplace. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.
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
Obtaining and maintaining patent protection depends on compliance with various procedural, documentary, fee payment, and other requirements imposed by governmental patent offices, and the protection of our patents could be reduced or eliminated if we fail to comply with these requirements.
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
In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information. In that case, we could not assert any trade secret rights against that third party. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome of a dispute of this nature is inherently unpredictable. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights and our failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, some courts outside of the U.S. are less willing or unwilling to protect trade secrets. The Defend Trade Secrets Act of 2016 is a U.S. federal law that allows an owner of a trade secret to sue in federal court when its trade secret has been misappropriated. Congress passed this law in an attempt to strengthen the rights of trade secret owners whose valuable assets are taken without authorization. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate them, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
We only have limited geographical protection with respect to certain of our patents and we may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting, maintaining, and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. As a result, our intellectual property rights in some countries outside the U.S. can be less extensive than the protection we might have in the U.S.. In-licensing patents covering our product candidates in all countries throughout the world may similarly be prohibitively expensive, if these in-licensing opportunities are available to us at all. Further, in-licensing or filing, prosecuting, maintaining, and defending patents even in only those jurisdictions in which we develop or commercialize our product candidates may be prohibitively expensive or impractical. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection or licensed patents to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the U.S. or the European Union. These products may compete with our product candidates, and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or regulations in the U.S. and the European Union, and many companies have encountered significant difficulties in protecting and defending proprietary rights in such jurisdictions. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets or other forms of intellectual property, which could make it difficult for us to prevent competitors in some jurisdictions from marketing competing products in violation of our proprietary rights generally.
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
•data collected from clinical trials of our product candidates may not be sufficient valid or of sufficient quality to support the submission of an NDA to the FDA or other submission to a foreign regulatory authority or to obtain marketing approval in the U.S. or any other country or jurisdiction;
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
Even if we obtain FDA approval for any of our product candidates in the U.S., we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential.
In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy.
Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not guarantee regulatory approval in any other country.
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
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.
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
•fines, warning letters, or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturers’ communications on the subject of off-label use of their products. The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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
In August 2021, the FDA granted Orphan Drug Designation to CFT7455 for the treatment of MM, and in March 2022, the FDA granted Orphan Drug Designation to CFT8634 for the treatment of soft tissue sarcoma. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. when there is no reasonable expectation that the cost of developing and making available the drug in the U.S. will be recovered from sales in the U.S. for that drug. In the U.S., receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Although Orphan Drug Designation is intended to incent drug development for rare diseases or conditions, Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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
We may also seek Orphan Drug Designations for our other lead programs and/or some or all of our other current or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain an Orphan Drug Designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, even if we seek Orphan Drug Designation for other product candidates, we may never receive these designations. For example, the FDA has expressed concerns regarding the regulatory considerations for Orphan Drug Designation as applied to tissue agnostic therapies and the FDA may interpret the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, in a way that limits or blocks our ability to obtain an Orphan Drug Designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.
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
Healthcare providers and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute our product candidates, if we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to: (i) prevent fraud, kickbacks, self-dealing and other abusive practices, (ii) guarantee the security and privacy of health information, and (iii) increase transparency around the financial relationships between physicians, teaching hospitals and manufacturers of drugs, medical devices and biologics. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements. See the sections entitled “Business — Other Healthcare Laws” and “Business — Healthcare Reform” in our 2021 Annual Report.
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
The successful commercialization of our product candidates in the U.S. and abroad will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide coverage and adequate reimbursement levels, as well as implement pricing policies favorable for our product candidates. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the U.S. and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid or TRICARE in the U.S.), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. See the section entitled “Coverage and Reimbursement” in our 2021 Annual Report.

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
We cannot be sure that coverage and reimbursement in the U.S. and other countries will be available for our current or future product candidates or for any procedures using our current or future product candidates, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.
In the U.S., no uniform policy for coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. The principal decisions about reimbursement for new medicines in the U.S. are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS will decide whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors considered by payors in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective, and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
We cannot be sure that coverage and reimbursement will be available for or accurately estimate the potential revenue from our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.
Further, increasing efforts by third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause payor organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Our product candidates may nonetheless not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. We expect to experience pricing pressures from third-party payors in connection with the potential sale of any of our product candidates.
Lastly, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, countries in the European Union, or EU, Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between EU Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the

European Union do not follow price structures of the U.S. and generally prices in the European Union tend to be significantly lower than prices in the U.S..
Enacted and future healthcare legislation may increase the difficulty and cost for us to progress our clinical programs and obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
In the U.S. and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Business — Healthcare Reform” in our 2021 Annual Report.
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
In markets outside of the U.S., reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. The price control regulations outside of the U.S. can have a significant impact on the profitability of a given market, and further uncertainty is introduced if and when these laws change.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the U.S. or any other jurisdiction. It is possible that additional governmental action will be taken in response to the ongoing COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or these third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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

Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Also, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA, which will become effective January 1, 2023. In addition, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law and on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, into law. The UCPA will take effect on December 31, 2023. With the UCPA, Utah became the fourth state to enact a comprehensive privacy law, but it is quite possible that other states will follow suit and bills have been proposed in many states. Such proposed legislation, if enacted, may add additional complexity, further variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
The increasing number and complexity of privacy and data protection laws, and other changes in laws or regulations across the globe, especially those associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to government enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
Outside of the U.S., we also face the challenge of stringent privacy and data protection laws. For example, European legislators adopted the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR further implemented through binding guidance by the European Data Protection Board, or EDPB, (and supplemented by national laws in individual EU member states), imposes more stringent data protection compliance requirements and provides for more significant penalties for noncompliance in Europe. The GDPR creates new compliance obligations that may be applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 of the GDPR).
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
European data protection laws also generally prohibit the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission or binding corporate rules, or a derogation applies. In 2020, the Court of Justice of the European Union, or the CJEU, deemed that transfers made pursuant to the EU SCCs and other alternative transfer mechanisms, including binding corporate rules, need to be analyzed on a case-by-case basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether these transfer mechanisms will face additional challenges. European regulators have issued recent guidance following the CJEU case that imposes significant new diligence requirements on transferring data outside the European Union, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If essentially equivalent protections are not available in the destination country, the exporting entity must then assess if supplemental measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data.
On June 4, 2021, the European Commission issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the European Economic Area to a third country as of September 27, 2021, and incorporated into existing contracts by December 27, 2022. Complying with these obligations and applicable guidance regarding cross-border data transfers could be expensive and time consuming, may require us to modify our data handling policies and procedures and may ultimately prevent or restrict us from transferring personal data outside the European Economic Area which could cause significant business disruption.
While we have taken steps to mitigate the impact on us with respect to transfers of data, the validity of these transfer mechanisms remains uncertain. Complying with this guidance as it exists today and evolves will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the European Union, which would cause significant business disruption for ourselves and our customers and potentially require the changes in the way our products are configured, hosted and supported.
Outside of the United States and Europe, many jurisdictions in which we have CROs or otherwise do business are also considering and/or have enacted comprehensive data protection legislation. Further, the United Kingdom’s departure from the EU, often referred to as Brexit, has created uncertainty and complexity with regard to data protection regulation in the United Kingdom and how data transfers to and from the United Kingdom will be regulated. We may, however, incur liabilities, expenses, costs and other operational losses under the GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.
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
We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party CMOs for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. Upon an event of this nature, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Further, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of any changes of this nature and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development, or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act of 2001 and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. In the future, we may engage third parties for clinical trials outside of the U.S., to sell our products abroad once we enter a commercialization phase and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of these activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Risks related to employee matters, managing growth and operational matters
We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical personnel, sales and marketing, and other personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, Chief Legal Officer, Chief People Officer, and Chief Business Officer. While we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. In addition, the loss of the services of any of our executive officers, other key employees and other scientific and medical advisors and an inability to find suitable replacements could result in delays in product development and harm our business.
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
To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and other equity awards that vest over time or based on the achievement of milestones. The value to our employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may, at any time, be insufficient to counteract more lucrative offers from other companies. The same may be true in respect of equity awards that vest based on the achievement of milestones. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our executive employees, these employment agreements provide for at-will employment, which means that any of our executive employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers, as well as junior, mid-level, and senior scientific, medical, and general and administrative personnel.
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
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs, and, if any of our product candidates receives marketing approval, sales, marketing, and distribution. In the future, we may need to increase the size of our general and administrative teams to support the growth of our business, our stage of company and/or the requirements of being a publicly traded company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining, and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for our lead product candidates and any other product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems, and procedures.
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
•violations of healthcare fraud and abuse laws and regulations in the U.S. and abroad;
•violations of U.S. federal securities laws relating to trading in our common stock; and
•failures to report financial information or data accurately.
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations regulate a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Other forms of misconduct could involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics and other corporate governance and compliance documents, policies and charters applicable to all of our employees. However, it is not always possible to identify and deter misconduct by employees and other third parties. Further, the precautions we take to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. If any actions of this nature are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and/or curtailment of our operations, any of which could adversely affect our business prospects, financial condition and results of operations.
Risks related to our common stock
If we were to determine to raise additional capital in the future, you would suffer dilution of your investment.
We may choose to raise additional capital in the future through the sale of shares or other securities convertible into shares, depending on market conditions, strategic considerations, and operational requirements. To the extent we raise additional capital in this manner, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that sales of this nature may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
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
•regulatory or legal developments in the U.S. and other countries;
•developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our product candidates or clinical development programs;
•the results of our efforts to discover, develop, acquire, or in-license additional technologies or product candidates;
•actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
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
If any of the foregoing matters were to occur or if our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. Litigation of this nature, if instituted against us, could cause us to incur substantial costs to defend these claims and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations, and prospects. Further, our director and officer liability insurance cost may increase as a result of litigation of this nature and our insurance deductible may be significant before our insurers are required to provide any coverage to us.
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
Our executive officers, directors, and principal stockholders will have the ability to control or significantly influence matters submitted to stockholders for approval.
Our executive officers and directors, combined with our stockholders who have reported through filings made with the Securities and Exchange Commission that they own more than 5% of our outstanding common stock, in the aggregate, beneficially own a significant percentage of our shares. As a result, our executive officers and directors, combined with our greater than 5% stockholders, have the ability to control us through this ownership position. These stockholders, if acting together, will consequently continue to control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
•delay, defer, or prevent a change in control;
•entrench our management and the board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.
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
We will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Further, we cannot assure you that the measures we have taken in the past or will take in the future will prevent the occurrence of future material weaknesses or significant deficiencies in our internal control over financial reporting. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets and restrict our future access to the capital markets due to a loss of confidence in the reliability of our consolidated financial statements.
Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; (iv) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine. We refer to this provision in our amended and restated bylaws as the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, the Securities Act, or the Exchange Act of 1934, as amended, or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, as our headquarters are located in Watertown, Massachusetts. We refer to this provision in our amended and restated bylaws as the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the U.S. District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
Unstable market conditions and downturn in economic and market conditions may have serious adverse consequences on our business, financial condition and stock price.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the recent significant volatility associated with the ongoing COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. In recent months, we have observed increased economic uncertainty in the United States and abroad. Our operations could be adversely affected by economic and political changes in the markets, including higher inflation rates, supply chain disruptions, recessions, trade restrictions, tariff increases or potential new tariffs, and economic embargoes imposed by the U.S. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates, and could also impact our ability to raise additional capital when needed on acceptable terms, if at all. Our general business strategy may be adversely affected by any economic downturn of this nature, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costly and dilutive, or not available at all.
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
The outstanding debt under our term loan with Perceptive Credit Holdings III, LP bears interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%. The loan is secured by a lien on substantially all of our assets. Continued increases in interest rates could increase the cost of servicing or refinancing our outstanding indebtedness, and could adversely affect our results of operations, financial condition, liquidity, and cash flows.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.3

3.2	Second Amended and Restated By-laws of the Registrant	S-1	333-248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders	S-1	333-248719	09/10/2020	4.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________
*Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C4 THERAPEUTICS, INC.

Date: November 3, 2022	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Lauren A. White
Lauren A. White
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)