Form 10-Q
period 2023-03-31
C4 Therapeutics, Inc.
filed 2023-05-04
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of April 25, 2023, the registrant had 49,063,761 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:
•the initiation, timing, progress, results, safety and efficacy, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation, expansion and completion of studies or trials, the period during which the results of the trials will become available, and our research and development programs;
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
•the ability and willingness of our third-party strategic collaborators to continue research, development and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, and Biogen MA, Inc., or Biogen, or enter new collaboration agreements;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;
•future agreements with third parties in connection with the manufacturing, development, and commercialization of our product candidates, if approved;

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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $34.8 million and $31.6 million for the three months ended March 31, 2023 and 2022, respectively.
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
•While we are a clinical-stage company and have commenced clinical trials of three of our product candidates, all of our other product candidates are still in preclinical development. Further, we have never completed a clinical trial of any of our product candidates. Our business could be harmed if we are unable to advance to clinical development, develop, obtain regulatory approval for and/or commercialize our product candidates, or if we experience significant delays in doing any of these things.
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
•We have ongoing collaboration agreements with Roche and Biogen, as well as a collaboration agreement with Calico with a research term that expired on March 13, 2023. We may also seek to enter into additional collaborations in the future with third parties for the development and/or commercialization of certain of our product candidates. However, we may never realize the full potential benefits under these existing or potential collaboration arrangements.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$49,476	$29,754
Marketable securities, current	220,849	246,399
Accounts receivable	528	1,473
Prepaid expenses and other current assets	7,599	9,931
Total current assets	278,452	287,557
Marketable securities, non-current	34,706	60,962
Property and equipment, net	7,640	7,400
Right-of-use asset	68,599	70,116
Restricted cash	3,279	3,279
Other assets	3,360	1,526
Total assets	$396,036	$430,840
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,034	$1,172
Accrued expenses and other current liabilities	16,295	19,769
Deferred revenue, current	14,937	16,618
Operating lease liability, current	4,827	4,700
Long-term debt − related party, current and net of discount	2,287	2,287
Total current liabilities	39,380	44,546
Deferred revenue, net of current	15,845	16,895
Operating lease liability, net of current	69,720	70,970
Long-term debt − related party, net of current and discount	8,621	9,195
Total liabilities	133,566	141,606
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 49,052,509 and 48,966,216 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	695,605	689,256
Accumulated other comprehensive loss	(2,470)	(4,137)
Accumulated deficit	(430,670)	(395,890)
Total stockholders’ equity	262,470	289,234
Total liabilities and stockholders’ equity	$396,036	$430,840
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue from collaboration agreements	$3,759	$7,654
Operating expenses:
Research and development	29,042	26,203
General and administrative	10,945	12,820
Total operating expenses	39,987	39,023
Loss from operations	(36,228)	(31,369)
Other income (expense), net:
Interest expense and amortization of long-term debt − related party	(606)	(527)
Interest and other income, net	2,054	276
Total other income (expense), net	1,448	(251)
Net loss	$(34,780)	$(31,620)
Net loss per share − basic and diluted	(0.71)	(0.65)
Weighted-average number of shares used in computed net loss per share − basic and diluted	49,032,319	48,734,827

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	1,667	(2,875)
Comprehensive loss	$(33,113)	$(34,495)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	48,966,216	$5	$689,256	(4,137)	$(395,890)	$289,234
Issuance of common stock upon exercise of stock options	11,759	—	56	—	—	56
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	48,730	—	(94)	—	—	(94)
Issuance of common stock under 2020 ESPP	20,748	—	104	—	—	104
Stock-based compensation	—	—	6,251	—	—	6,251
Change in unrealized loss, net on marketable securities	—	—	—	1,667	—	1,667
Net loss	—	—	—	—	(34,780)	(34,780)
Other	5,056	—	32	—	—	32
Balance as of March 31, 2023	49,052,509	5	695,605	(2,470)	(430,670)	262,470
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - Continued
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	48,688,875	$5	$658,091	$(775)	$(267,715)	$389,606
Issuance of common stock upon exercise of stock options	52,707	—	260	—	—	260
Issuance of common stock under 2020 ESPP	8,028	—	220	—	—	220
Stock-based compensation	—	—	8,879	—	—	8,879
Change in unrealized loss on marketable securities	—	—	—	(2,875)	—	(2,875)
Net loss	—	—	—	—	(31,620)	(31,620)
Other	1,880	—	59	—	—	59
Balance as of March 31, 2022	48,751,490	5	667,509	(3,650)	(299,335)	364,529
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(34,780)	$(31,620)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	6,251	8,938
Depreciation and amortization expense	545	305
Reduction in carrying amount of right-of-use asset	1,517	1,184
(Amortization) accretion of (premium) discount on marketable securities	(646)	664
Amortization of debt discount − related party	176	176
Other	32	—
Changes in operating assets and liabilities:
Accounts receivable	945	3,944
Prepaid expenses and other current and long-term assets	498	309
Accounts payable	(138)	(1,152)
Accrued expenses and other current liabilities	(3,670)	(3,766)
Operating lease liability	(1,124)	304
Deferred revenue	(2,731)	(5,882)
Net cash used in operating activities	(33,125)	(26,596)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	65,557	72,387
Purchases of marketable securities	(11,437)	(76,219)
Purchases of property and equipment	(589)	(172)
Net cash provided by (used in) investing activities	53,531	(4,004)
Cash flows (used in) provided by financing activities:
Payment of long-term debt − related party	(750)	—
Payments for repurchase of common stock for tax withholding	(94)	—
Proceeds from exercise of stock options	56	260
Other	104	220
Net cash (used in) provided by financing activities	(684)	480

Net change in cash, cash equivalents and restricted cash	19,722	(30,120)
Cash, cash equivalents and restricted cash at beginning of period	33,033	79,403
Cash, cash equivalents and restricted cash at end of period	$52,755	$49,283

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$52,755	$49,283
Less: restricted cash	(3,279)	(3,279)
Cash and cash equivalents at end of the period	$49,476	$46,004

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest − related party	$430	$473
Cash paid for leases	$2,120	$908

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$196	$52
Operating lease liabilities arising from obtaining right-of-use assets	$—	$44,067
See accompanying notes to unaudited condensed consolidated financial statements.

C4 THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of the business and basis of presentation
C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company dedicated to the advancement of targeted protein degradation science to develop a new generation of small-molecule medicines to transform how disease is treated. The Company leverages its proprietary technology platform, TORPEDO (Target ORiented ProtEin Degrader Optimizer), to efficiently design and optimize small-molecule medicines that harness the body’s natural protein recycling system to rapidly degrade disease-causing protein, offering the potential to overcome drug resistance, drug undruggable targets, and improve patient outcomes. The Company uses its TORPEDO platform to advance multiple targeted oncology programs to the clinic while expanding its research platform to deliver the next wave of medicines for difficult-to-treat diseases. The Company was incorporated in Delaware on October 7, 2015 and has its principal office in Watertown, Massachusetts.
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
The Company has incurred recurring losses since its inception, including net losses of $34.8 million and $31.6 million for the three months ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $430.7 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $305.0 million as of March 31, 2023 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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
Note 2. Summary of significant accounting policies
Basis of presentation and consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements include the accounts of C4 Therapeutics, Inc. and its subsidiary, C4T Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of stockholders’ equity, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 23, 2023.
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
Significant accounting policies
The Company’s significant accounting policies are disclosed in the audited condensed consolidated financial statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 23, 2023. Since the date of those condensed consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$49,223	$49,223	$—	$—
Marketable securities:
Corporate debt securities	194,619	—	194,619	—
U.S. government debt securities	48,081	—	48,081	—
U.S. Treasury securities	12,855	—	12,855	—
Total cash equivalents and marketable securities	$304,778	$49,223	$255,555	$—
There have been no transfers between fair value levels during the three months ended March 31, 2023.
The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at

December 31, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$28,705	$28,705	$—	$—
U.S. Treasury securities	799	—	799	—
Marketable securities:
Corporate debt securities	234,327	—	234,327	—
U.S. government debt securities	47,641	—	47,641	—
U.S. Treasury securities	25,393	—	25,393	—
Total cash equivalents and marketable securities	$336,865	$28,705	$308,160	$—
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
Note 4. Marketable securities
Marketable securities as of March 31, 2023 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$166,148	$5	$(1,280)	$164,873
U.S. government debt securities	43,993	—	(872)	43,121
U.S. Treasury securities	12,937	4	(86)	12,855
Marketable securities, non-current:
Corporate debt securities	29,947	2	(203)	29,746
U.S. government debt securities	5,000	—	(40)	4,960
Total marketable securities, current and non-current	$258,025	$11	$(2,481)	$255,555
Marketable securities as of December 31, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$183,270	$2	$(2,068)	$181,204
U.S. government debt securities	40,986	—	(1,184)	39,802
U.S. Treasury securities	25,650	—	(257)	25,393
Marketable securities, non-current:
Corporate debt securities	53,592	2	(471)	53,123
U.S. government debt securities	8,000	—	(161)	7,839
Total marketable securities, current and non-current	$311,498	$4	$(4,141)	$307,361
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of March 31, 2023 or December 31, 2022 had remaining maturities greater than five years.
Marketable securities in unrealized loss positions as of March 31, 2023 consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	50	$109,002	$(573)
U.S. government debt securities	3	6,949	(50)
Marketable securities in continuous unrealized loss position for greater than 12 months:
Corporate debt securities	37	74,460	(910)
U.S. government debt securities	10	41,132	(862)
U.S. Treasury securities	3	9,949	$(86)
Total marketable securities in unrealized loss position	103	$241,492	$(2,481)
Marketable securities in unrealized loss positions as of December 31, 2022, consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	63	$134,027	$(1,262)
U.S. government debt securities	6	15,748	(245)
U.S. Treasury securities	4	5,575	(11)
Marketable securities in continuous unrealized loss position for greater than 12 months:
Corporate debt securities	36	82,375	(1,277)
U.S. government debt securities	7	31,892	(1,100)
U.S. Treasury securities	4	19,817	(246)
Total marketable securities in unrealized loss position	120	$289,434	$(4,141)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at March 31, 2023 and December 31, 2022, related to these securities.

Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Property and equipment:
Laboratory equipment	$8,814	$8,757
Leasehold improvements	4,762	4,682
Furniture and fixtures	1,181	1,181
Construction in progress	652	183
Office equipment	621	529
Computer equipment	191	191
Total property and equipment	16,221	15,523
Less: accumulated depreciation	(8,581)	(8,123)
Total property and equipment, net	$7,640	$7,400
Depreciation expense was $0.5 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
Note 6. Leases
The Company leases office and laboratory space under a non-cancelable operating lease. In addition, the Company subleases a portion of its office and laboratory space. There have been no material changes to the Company’s lease or sublease during the three months ended March 31, 2023. For additional information, please read Note 6, Leases, to the audited condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued expenses and other current liabilities:
Accrued research and development	$11,154	$9,824
Accrued compensation and benefits	2,071	6,831
Accrued professional fees	1,812	1,062
Other	1,258	2,052
Total accrued expenses and other current liabilities	$16,295	$19,769
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
The collaboration is managed by a joint research committee. The Company has control over the joint research committee prior to Roche’s exercise of its option rights as to a particular target, with Roche assuming control of the joint research committee thereafter. Roche may terminate the Roche Agreement on a target-by-target or product-by-product basis under several scenarios upon at least 90 days’ prior written notice.
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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2023 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$61,074	$25,189
Option rights	6,748	2,502
Total	$67,822	$27,691
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheet.
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
As of March 31, 2023, the total transaction price of the Biogen Agreement of $55.0 million is allocated to the research and development services performance obligation and $9.1 million of the allocated transaction price remains unsatisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
Calico Collaboration and License Agreement
In March 2017, the Company entered into a collaboration and license agreement, or the Calico Agreement, with Calico whereby the Company and Calico agreed to collaborate to develop and commercialize small molecule protein degraders for diseases of aging, including cancer, for a five-year period ending in March 2022. In August 2021, the Company provided an extension option to Calico, which Calico exercised in September 2021, resulting in a $1.0 million extension payment to extend the research term with respect to a certain program for up to a one-year period that ended in March 2023. In addition, Calico reimbursed the Company for a number of FTEs, depending on the stage of the research, at specified market rates. As of March 13, 2023, the research term of the Calico Agreement has expired, and the Company's research activities associated with the agreement are substantially complete.
Under the terms of the Calico Agreement, the Company was engaged to develop and commercialize small molecule protein degraders for up to five target proteins over the research term. Under the Calico Agreement, the Company was required to perform initial research and development activities for the nominated targets for drug discovery and preclinical development over the applicable research term, with the intent to provide a development candidate for each target to Calico once the agreed-upon research is complete. In addition, the Company provided Calico with a non-exclusive research and commercial license to its intellectual property and participated on the Calico joint research committee, or the Calico JRC. Once Calico nominated a target and paid the applicable target initiation fee, the Company commenced research and development activities for that target. Calico was obligated to reimburse the Company for its research and development activities for each target at specified levels through the identification of a development candidate, after which time Calico would assume full responsibility for candidate development and Calico would be entitled to pursue commercial development of products related to that target.
Under the Calico Agreement, Calico paid an upfront amount of $5.0 million and certain annual payments totaling $5.0 million through June 30, 2020 and paid target initiation fees and reimbursed the Company for a number of FTEs, depending on the stage of the research, at specified market rates. For each target, the Company is eligible to receive up to $132.0 million in potential development and commercial milestone payments, on sales of all products resulting from the collaboration efforts. Calico is also required to pay the Company up to $65.0 million in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Calico is required to pay the Company royalties, at percentages in the mid-single digits, on a licensed product-by-licensed product basis, on worldwide net product sales. All milestone and sales-based payments are made after the Company has met the defined criteria in the joint research plan for that target, at which time Calico will have control of the products related to targets for commercialization; the receipt of these payments by the Company is contingent on the further development of the targets to commercialized products by Calico, without any additional research and development efforts required by the Company.

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
The transaction price consists of the upfront amount, the committed anniversary payments, the target initiation fees related to the targets nominated at the execution of the Calico Agreement, and the extension payment upon exercise of the extension option discussed above. Initially, the Company amortized the transaction price on a straight-line basis over the initial five-year term of the Calico Agreement. Beginning in September 2021, as a result of the extension of the research term for one program and Calico’s obligation to pay an additional $1.0 million in transaction price, the Company amortized the revised transaction price on a straight-line basis over the six-year term of the Calico Agreement. Straight-line amortization of the transaction price was considered the best measure of progress because the customer had access to research and development services throughout the period. Incremental fees for research and development services were paid at agreed upon FTE rates and recognized in the period incurred.
As of March 31, 2023, the total transaction price of the Calico Agreement of $13.0 million was allocated to the research and development services performance obligation and the transaction price has been full allocated and satisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable on the Company’s condensed consolidated balance sheet.
Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three months ended March 31, 2023 and 2022 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue from collaboration agreements:
Roche Agreement	$353	$1,123
Biogen Agreement	2,336	4,716
Calico Agreement	1,070	1,815
Total revenue from collaboration agreements	$3,759	$7,654
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of March 31, 2023 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$—	$5,847	$15,845	$21,692
Biogen Agreement	—	9,090	—	9,090
Calico Agreement	528	—	—	—
Total	$528	$14,937	$15,845	$30,782
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of December 31, 2022 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$417	$4,649	$16,895	$21,544
Biogen Agreement	—	11,427	—	11,427
Calico Agreement	1,056	542	—	542
Total	$1,473	$16,618	$16,895	$33,513

Supplemental financial information related to the collaboration and license agreements for the three months ended March 31, 2023 and 2022 are (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue recognized that was included in the contract liability at the beginning of the period	$3,231	$6,267
Revenue recognized from performance obligations fully or partially satisfied in previous periods	$—	$115
As of March 31, 2023, the aggregate amount of the transaction price allocated to performance obligations under the Roche Agreement and the Biogen Agreement that were partially unsatisfied was $36.8 million.
Note 9. Long-term debt – related party
Long-term debt – related party consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Outstanding principal amount of long-term debt — related party	$11,750	$12,500
Less: Long-term debt — related party, current	3,000	3,000
Long-term debt — related party, net of current	8,750	9,500
Less: Unamortized debt issuance costs and debt discount, net of current	(129)	(305)
Long-term debt — related party, net of current and discount	$8,621	$9,195
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
In June 2020, the Company drew down on the first tranche of $12.5 million, or the Term Loan, which was outstanding as of March 31, 2023. The Company elected not to draw down the second tranche, which expired on June 30, 2021. The Term Loan bears interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%. The interest rate was 14.17% as of March 31, 2023, and the Term Loan is secured by a lien on substantially all of the Company’s assets. When the LIBOR interest rate is discontinued in the future, it is expected that the interest rate of the Term Loan would switch to Secured Overnight Financing Rate, or SOFR. As of March 31, 2023, the effect of switching from LIBOR to SOFR would not be material to the Company’s condensed consolidated financial statements.
The Credit Agreement requires the Company to maintain a minimum aggregate cash balance of $3.0 million in one or more controlled accounts and contains various affirmative and negative covenants that limit its ability to engage in specified types of transactions.
The Company was required to make interest-only payments on the Term Loan through December 5, 2022. In 2023, the Company began making monthly principal payments equal to 2.0% of the Term Loan, plus interest. These payments will continue until June 5, 2024, or the Maturity Date, at which time the outstanding principal and unpaid interest balance is due. If the Company pays off the Term Loan prior to the Maturity Date, it will be required to pay a prepayment fee, which was $0.5 million as of March 31, 2023.
The following table contains the anticipated future minimum payments on long-term debt as of March 31, 2023 for each of the years ending December 31, 2023 and December 31, 2024 (in thousands):

Undiscounted, minimum long-term debt payments:
2023 (nine months ending December 31)	$2,250
2024	9,500
Total undiscounted, minimum long-term debt payments	$11,750

Note 10. Stock-based compensation
Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense:
Research and development	$2,583	$3,612
General and administrative	3,668	5,326
Total stock-based compensation expense	$6,251	$8,938
Stock options
During the three months ended March 31, 2023, the Company granted stock options for the purchase of 1,890,550 shares of common stock with a weighted average exercise price of $5.76 per share and a weighted average grant-date fair value of $4.27 per shares. As of March 31, 2023, the unrecognized compensation cost related to outstanding stock options was $55.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Performance-based restricted stock units
During the three months ended March 31, 2023, the Company did not grant any performance-based restricted stock units, or PSUs. There were 60,776 PSUs that vested during the three months ended March 31, 2023 upon their respective achievement of performance-based vesting criteria. Upon vesting, each PSU automatically converted into one share of the Company’s common stock. The Company indirectly repurchased 12,046 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the PSUs, which tax amounts were remitted to the applicable revenue authorities in cash. As of March 31, 2023, the unrecognized compensation cost related to outstanding PSUs with performance-based vesting criteria that are considered not probable of achievement was $8.9 million.
Time-based restricted stock units
During the three months ended March 31, 2023, the Company issued restricted stock units, or RSUs, to its employees that were subject to time-based vesting conditions. These RSUs are valued on the grant date using the grant date market price of the underlying shares. Upon vesting, each RSU automatically converts into one share of the Company’s common stock.
The following table summarizes the Company’s RSU activity for the three months ended March 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	—	$—
Issued	724,500	5.68
Vested	—	—
Forfeited	(2,980)	$5.67
Outstanding as of March 31, 2023	721,520	$—
As of March 31, 2023, the unrecognized compensation cost related to outstanding RSUs was $4.0 million, which is expected to be recognized over a weighted-average period of 3.9 years.
Note 11. Commitments and contingencies
Legal proceedings
The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.
Note 12. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of March 31, 2023 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Anti-dilutive common stock equivalents:
Options to purchase common stock	8,464,159	7,321,491
Total anti-dilutive common stock equivalents	8,464,159	7,321,491
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(34,780)	$(31,620)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	49,032,319	48,734,827
Net loss per share − basic and diluted	$(0.71)	$(0.65)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited condensed consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.
Business overview
We are a clinical-stage biopharmaceutical company dedicated to advancing targeted protein degradation science to develop a new generation of small molecule medicines to transform how disease is treated. We leverage our proprietary technology platform, TORPEDO (Target ORiented ProtEin Degrader Optimizer), to efficiently design and optimize small-molecule medicines that harness the body’s natural protein recycling system to rapidly degrade disease-causing protein, offering the potential to overcome drug resistance, drug undruggable targets and improve patient outcomes. We are using our TORPEDO platform to advance multiple targeted oncology programs to the clinic while expanding the platform to deliver the next wave of medicines for difficult-to-treat diseases and ultimately improve treatment options for patients.
Our most advanced product candidate, CFT7455, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3, currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs. In August 2021, the United States Food and Drug Administration, or FDA, granted orphan drug designation to CFT7455 for the treatment of MM. We presented initial clinical data from Arm A of this clinical trial in April 2022. We continue to enroll patients in the Phase 1 escalation portion of the ongoing Phase 1/2 clinical trial.
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
Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against both clinically validated and currently undruggable targets for our own proprietary pipeline and for the pipeline we are developing in collaboration with Roche and Biogen. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology, as well as in therapeutic areas such neurodegenerative diseases. We also believe there are many other therapeutic areas and indications where leveraging our TORPEDO platform to develop novel degraders may be advantageous.
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
For a description of our collaboration agreements with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., or Roche, Biogen MA, Inc., or Biogen, and Calico Life Sciences LLC, or Calico, please see Note 8, Collaboration and license agreements, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
•cost of outside consultants, including their fees and related travel expenses;
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
We expect that our general and administrative expenses will potentially increase in the future to support increased research and development activities. These increases will likely include higher costs related to the hiring of additional personnel; fees to outside consultants, lawyers and accountants; and investor and public relations costs.
Other income (expense), net
Other income (expense), net primarily consists of the following:
•interest expense and amortization of our long-term debt, which is discussed in greater detail in Note 9, Long-term debt – related party, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q; and
•interest income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities.

Results of operations
Comparison of the three months ended March 31, 2023 and 2022
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue from collaboration agreements:
Roche Agreement	$353	$1,123
Biogen Agreement	2,336	4,716
Calico Agreement	1,070	1,815
Total revenue from collaboration agreements	$3,759	$7,654
The $3.9 million decrease in revenue in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily driven by a $2.4 million decrease in revenue recognized under the Biogen Agreement, resulting from the time period during which research activities on the nominated targets will continue beyond the end of the research term of June 2023, all as contemplated by the Biogen Agreement.
Research and development expense
The following table summarizes our research and development expense for the three months March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses:
Personnel expenses	$10,380	$10,911
Preclinical development and discovery expenses	8,612	10,195
Facilities and supplies	3,560	2,273
Clinical expenses	3,029	809
Professional fees	2,410	1,655
Intellectual property and other expenses	1,051	360
Total research and development expenses	$29,042	$26,203
The $2.8 million increase in research and development expense in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily driven by:
•a $2.2 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trials of CFT7455, CFT8634, and CFT1946; and
•a $1.3 million increase in facilities and supplies, resulting from the increased costs of supporting a larger research and development organization.
This was offset by a $1.6 million decrease in preclinical and development costs related to additional programs progressing to clinical stages.

General and administrative expense
The following table summarizes our general and administrative expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative expenses:
Personnel expenses	$7,684	$8,548
Professional fees and other expenses	3,261	4,272
Total general and administrative expenses	$10,945	$12,820
The $1.9 million decrease in general and administrative expense in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily driven by:
•a $1.0 million decrease in professional fees and other expenses as a result of lower insurance premiums and consulting fees; and
•a $0.9 million decrease in personnel expenses as a result of a lower valuation for stock options granted in 2023 due to the reduction in the market price of our common stock compared to 2022, and the vesting of PSUs in 2022.
Other income (expense), net
The following table summarizes our other (expense) income, net for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Other income (expense), net:
Interest and other income, net	$2,054	$276
Interest expense and amortization of long-term debt − related party	(606)	(527)
Total other income (expense), net	$1,448	$(251)
The $1.7 million increase in other income (expense), net in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily driven by a $1.8 million increase in interest and other income resulting from higher interest earned on our investments during the three months ended March 31, 2022
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and through payments from collaboration partners. As of March 31, 2023, we had cash, cash equivalents and marketable securities of approximately $305.0 million.
Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(33,125)	$(26,596)
Net cash provided by (used in) investing activities	53,531	(4,004)
Net cash (used in) provided by financing activities	(684)	480
Total net change in cash, cash equivalents and restricted cash	$19,722	$(30,120)

Operating activities
Net cash used in operating activities for the three months ended March 31, 2023 was driven primarily by the following uses of cash:
•net loss of $34.8 million;
•$3.7 million change in accrued expenses and other current liabilities;
•$2.7 million change in deferred revenue due to the recognition of revenue under our collaboration agreements; and
•$1.1 million change in our operating lease liability.
These were offset by non-cash amounts included in net loss of $7.8 million, which primarily consisted of stock-based compensation expense of $6.3 million.
Net cash used in operating activities for the three months ended March 31, 2022 was driven primarily by the following uses of cash:
•net loss of $31.6 million;
•$5.9 million change in deferred revenue due to the recognition of revenue under our collaboration agreements;
•$3.8 million change in accrued expenses and other current liabilities; and
•$1.2 million change in accounts payable.
These were offset by:
•non-cash expenses of $11.3 million, and a $3.8 million change in accrued expenses and other current liabilities; and
•$3.9 million change in accounts receivable.
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2023 was driven primarily by $54.1 million of maturities of marketable securities, net of purchases..
Net cash used in investing activities for the three months ended March 31, 2022 was driven primarily by $3.8 million of purchases of marketable securities, net of maturities.
Financing activities
Net cash used in financing activities for the three months ended March 31, 2023 was driven primarily by $0.8 million from principal payments made on the Term Loan.
Net cash provided by financing activities for the three months ended March 31, 2022 was primarily attributable to $0.3 million from exercises of stock options.
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
Specifically, we anticipate that our expenses will increase substantially in the future, if and as we:
•continue our ongoing first-in-human Phase 1/2 trials and initiate and conduct planned first-in-human Phase 1/2 trials for our other product candidates;
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
•the progress and success of our existing and any future collaborations with third party partners, including whether or not we receive additional research support or milestone payments from our existing collaboration partners upon the achievement of milestones;
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Calico, and Biogen, we do not have any committed external sources of funds as of March 31, 2023. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
If we raise additional capital through the sale of equity securities, each investor’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as making acquisitions or capital expenditures or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.
At-the-market equity program
In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. Simultaneously, the Company entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration

Statement and related prospectus and any prospectus supplement filed with the Registration Statement, or the ATM Program. As of March 31, 2023, no sales have been made under the ATM Program.
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
During the three months ended March 31, 2023, except for the minimum rental commitments disclosed in Note 6, Leases, and Note 9, Long-term debt – related party, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Critical accounting policies and use of estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition from collaborations, research and development expense recognition, lease liability measurement, and stock-based compensation. There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
Off-balance sheet arrangements
We have not entered into any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. Our marketable securities are subject to interest rate risk and may decrease in value if market interest rates increase. As of March 31, 2023, we had marketable securities of $255.6 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.6 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, as well as in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, before you make an investment decision with respect to our securities. The risks and uncertainties described below and in our other filings with the SEC, including our Annual Report on Form 10-K, may not be the only ones that we face. The occurrence of any of the events or developments described below, if they actually occur, could harm our business, financial condition, results of operations, and growth prospects. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.
Risks related to our financial position and need for additional capital
We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $34.8 million and $31.6 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 we had an accumulated deficit of $430.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
We had cash, cash equivalents, and marketable securities of approximately $305.0 million as of March 31, 2023. We believe that these funds, together with future payments expected to be received under existing collaboration agreements will be sufficient to fund our existing operating plan through the end of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
•the success of our ongoing collaborations with Roche, Biogen, and Calico, the research terms of which, in the case of Calico, expired on March 13, 2023, and in the case of Biogen, will expire in June 2023;
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
•any delays or interruptions, including due to the ongoing COVID-19 pandemic, that we experience in our preclinical studies, clinical trials, and/or supply chain;
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
Our Credit Agreement with Perceptive Credit Holdings III, LP, contains restrictions that limit our flexibility in operating our business.
In June 2020, we entered into a credit agreement and guaranty, or the Credit Agreement, with Perceptive Credit Holdings III, LP, or Perceptive Credit, which arrangement matures in June 2024. The Credit Agreement provided for a $20.0 million senior secured delayed draw term loan facility, though we only drew down $12.5 million of that amount and our ability to borrow the remaining $7.5 million tranche expired in June 2021. The Credit Agreement is secured by a lien on substantially all of our and our subsidiaries’ assets, including, but not limited to, shares of our subsidiaries, our current and future intellectual property, insurance, trade and intercompany receivables, inventory and equipment, and contract rights. The Credit Agreement requires us to meet specified minimum cash requirements, as described below, and contains various affirmative and negative covenants that limit our ability to engage in specified types of transactions. These covenants, which are subject to customary exceptions, limit our ability to, without Perceptive Credit’s prior written consent, effect any of the following, among other things:
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
The global COVID-19 pandemic could continue to adversely impact our business, including our discovery programs, preclinical studies and development programs, supply chain, business development activities, and general corporate matters.
The COVID-19 pandemic continues to have impact, both direct and indirect, on businesses and commerce, including ours, as worker shortages have occurred (including within hospitals such as those who conduct our clinical trials), supply chains have been disrupted, facilities and production have been suspended and demand for certain goods and services such as medical services and supplies has spiked. While business conditions in the United States has largely reached a new normal, other countries throughout the world, where we engage contract research organizations (CROs) or contract manufacturing organizations (CMOs), continue to face disruption as a result of the COVID-19 pandemic. As a result, the future progression of the pandemic, the definition and establishment of a new normal worldwide, and its effects on our business and operations continue to remain uncertain and continue to evolve. Government shutdown orders, particularly in other countries, if put into effect, may impact our discovery programs, preclinical studies and development programs, as well as our supply chain. In addition, any delays in foreign shipments coming into the United States could also impact our preclinical studies, clinical trial plans, or other business operations.
We and our CMOs and CROs may face disruptions that could affect our ability to initiate, conduct, and complete discovery or preclinical research activities, or clinical trials. These disruptions may arise from staffing shortages or difficulties in procuring items that are essential for our research and development activities, including, due to shortages arising in raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for discovery and/or preclinical testing. For example, as recently as February 2022, the FDA acknowledged the worldwide shortage of non-human primates and released guidance encouraging sponsors of clinical trials to consider the use of other non-rodent species in their non-clinical toxicity studies. However, this guidance is in effect only for the duration of the public health emergency related to COVID-19, as declared by the Department of Health and Human Services and the FDA has announced that it intends to revise and replace this guidance within sixty days following the termination of the public health emergency. While the Department of Health and Human Services has announced that it is planning to terminate the public health emergency effective May 11, 2023, the FDA has not yet provided further guidance on the use non-human primates. As a result, if we were to elect to use an alternate species for our non-clinical toxicity studies under this guidance, it is possible that we might not be able to initiate and conduct the necessary non-clinical toxicity studies in non-human primates in a timely and cost-effective manner in the future if or when this temporary FDA guidance expires. We and our CROs and CMOs may face disruptions related to our clinical trials arising from potential delays in IND-enabling studies, manufacturing disruptions, and/or the ability to obtain necessary institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites, including delays related to site staffing and resource limitations. To date, we have experienced delays at certain clinical sites that, due to staffing constraints or other internal policy requirements, have not been able to complete site activation activities or enroll patients in our clinical trial as quickly as likely would have been possible absent the COVID-19 pandemic.
While we were successfully able to raise capital twice during 2020 and once during 2021, the pandemic and other economic conditions have caused significant disruptions in the financial markets and may continue to cause these types of disruptions, which could impact our ability to raise additional funds through public offerings and may also contribute to volatility in our stock price and otherwise impact trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could adversely affect our business prospects, financial condition and results of operations. Any significant disruption of global financial markets that has the effect of reducing our ability to access capital could negatively affect our liquidity and ability to continue operations.
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
We are a clinical stage biotechnology company and, while we have commenced clinical trials of certain of our product candidates, all of our other product candidates are still in preclinical development or in the discovery stage. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.
We are a clinical-stage biotechnology company and, while we have commenced clinical trials of three of our product candidates, all of our other product candidates are currently in preclinical development or in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources into building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates, including our lead programs. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
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
Our experience as a company in completing IND-enabling preclinical studies comes from our work in commencing clinical development of three product candidates. In addition, we are planning to file an IND for CFT8919 during the first half of 2023. While this work represents a substantial amount of progress, to date, we still have relatively limited experience as a company in commencing, enrolling and conducting clinical trials. In part because of this, while we continue to make strides in this area, we cannot be certain that our preclinical studies will be completed on time, that we will submit INDs in a timely manner, that any INDs we submit will be cleared by the FDA in a timely manner, if at all, or if our planned clinical trials will begin, enroll or be completed on time, if at all. In addition, while these are our current expectations, we may experience manufacturing delays or other delays with IND-enabling studies, we may determine that additional IND-enabling studies are warranted or we may face delays due to the ongoing COVID-19 pandemic. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
Further, large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control and, for each of the product candidates that is currently in clinical development, we have engaged a CRO to lead our first-in-human Phase 1/2 clinical trial. Relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may also be unable to identify and contract with sufficient investigators, CROs, and consultants on a timely basis or at all, and we may also determine and have in the past determined after a clinical trial has commenced that a change in CRO is warranted. There can be no assurance that we will be able to negotiate and enter into appropriate contractual arrangements without current or potential future CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis or at all.
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
It is also possible that the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective or safe in subsequent clinical trials. The results of the dose escalation portion of our ongoing and planned first-in-human Phase 1/2 clinical trials of our product candidates may not be predictive of the results of further clinical trials of these product candidates or any other product candidates and may not be sufficient to enable us to progress to the Phase 2 portion of a Phase 1/2 clinical trial. Testing on animals occurs under different conditions than testing in humans and, therefore, the results of animal studies may not accurately predict human experience.
There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed successfully through preclinical studies and/or initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. In particular, the small number of patients in our planned early clinical trials of the designs of these trials may make the results of these trials less predictive of the outcome of later clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as marketable products. Any setbacks of this nature in our clinical development could materially harm our business, financial condition, results of operations and prospects.
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
While we have commenced a clinical trial of each of our three most advanced product candidates, we have not yet initiated clinical trials for any of our other product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target toxicity, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, due to observed safety signals, we previously modified the dosing schedule in our ongoing Phase 1/2 clinical trial of CFT7455 as we continue to advance this clinical trial. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition, and prospects.
The conclusions and analysis drawn from announced or published interim top-line and preliminary data from our clinical trials from time to time may change as more patient data become available. Further, all interim data that we provide remains subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim or top-line preliminary data from our clinical trials. Interim data from clinical trials that we may conduct are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In addition, preliminary or top-line data also remains subject to audit and verification procedures that may result in the final data being different, potentially in material ways, from the preliminary data we previously announced or published. As a result, interim and preliminary data should be viewed with caution until final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation, business, financial condition, results of operations and prospects.
Drug development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
While we have commenced clinical trials of our three most advanced product candidates, all of our other product candidates are still in preclinical development or in the discovery stage at this time and the risk of failure for all of our product candidates remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely initiation, completion or outcome of our preclinical studies and, other than in the cases of our three most advanced product candidates where the FDA has cleared the IND for our first-in-human studies of the drug candidate, we cannot predict if the FDA or similar regulatory authorities outside the United States will allow us to commence our proposed clinical trials or if the outcome of our preclinical studies ultimately will support the further development of any of our product candidates.
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
We also may encounter challenges in our clinical development programs due to evolving regulatory policy in the United States or other jurisdictions. For example, in 2021, the FDA's Oncology Center of Excellence launched Project Optimus, an initiative to reform dose selection in oncology drug development, and this initiative is still being implemented. If the FDA believes we have not sufficiently established that the selected dose or doses for our product candidates maximize efficacy as well as safety and tolerability, the FDA may require us to conduct additional clinical trials or generate additional dosing-related information, which could significantly delay and/or increase the expense of our clinical development programs.
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
Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. While we have commenced clinical trials of our three most advanced product candidates, we do not know whether any of our other preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a study of ownership changes from inception through December 31, 2020, which concluded that we experienced ownership changes as defined by Section 382 of the Code. However, there were no net operating loss carryforwards that were limited or expired unused. We have not updated the study to assess whether a change of ownership has occurred during 2022 and through 2023. We may have experienced additional ownership changes that have not been identified that could result in the expiration of our net operating loss and tax credit carryforwards before utilization and we may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, that will harm our future operating results by effectively increasing our future tax obligations.
If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to modify, abandon, or limit our further clinical development of those product candidates.
While we have commenced clinical trials of our three most advanced product candidates, all of our other product candidates are still in the preclinical or discovery stages at this time, which means that we have not yet evaluated any of our other product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that any of the product candidates developed through our TORPEDO platform will not cause undesirable side effects, which could arise at any time during preclinical or clinical development.
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
We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. We progressed our three most advanced product candidates, CFT7455, CFT8634, and CFT1946, into first-in-human clinical trials in June 2021, May 2022, and December 2022, respectively. While we believe that we will be able to enroll a sufficient number of patients into each of these clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications, either generally or specifically during the ongoing COVID-19 pandemic. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:
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
Any performance failure or delay in performance on the part of our existing or future manufacturers could delay clinical development or marketing authorization. For example, in the past, a CMO with whom we work had a mechanical issue arise in connection with a manufacturing step for a manufacturing run for our CFT7455 product candidate. While this issue did not ultimately delay the timing of submission of our IND for CFT7455, in the future, we could experience a manufacturing issue that would have a material impact on development of our product candidates and the occurrence of an event of this nature would largely be outside of our control. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If our current CMOs cannot perform as agreed, we may be required to replace them. While we have identified several potential alternative vendors who could manufacture some or all of our product candidates, switching vendors could result in significant additional costs and delays to our operations as we select and qualify a replacement manufacturer, we may be constrained in the vendors we can select, particularly for compounds that have high OEB designations, or we may not be able to reach agreement with an alternative manufacturer on the terms of the manufacturing work.
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
•a collaboration agreement with Calico in March 2017, which was extended in respect of one program in September 2021 and the research term of which expired on March 13, 2023; and
•a collaboration agreement with Biogen in December 2018, which was amended in February 2020 and will expire as to the research term in June 2023.
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
For example, we may seek to enter into collaboration arrangements to advance our CFT7455 product candidate in MM or other indications or we may form or seek to form collaboration arrangements to enable our development and commercialization of a product candidate in a specified geographic area. In addition, we may seek to enter into collaboration agreements that enable other companies to access and leverage our TORPEDO platform to develop medicines directed at targets selected by our collaboration partners. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.
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

•our ability to offer our products for sale at competitive prices and the ability of governmental authorities to require that we negotiate the pricing of our products, as well as the timing of these mandatory negotiations;
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
Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. The Medicare Drug Price Negotiation Program, administered by CMS as part of the Inflation Reduction Act of 2022, commonly referred to as the IRA, may apply to our products if they are selected for negotiation, which could materially reduce the amount of revenue we can generate from our products if they are approved. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining coverage and adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. In addition, in light of the requirements of the IRA, we may be required to negotiate pricing for our product candidates, if approved, with Medicare, with those negotiated prices going into effect nine years after product approval. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Accutar Biotechnology, Inc.,Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), Beigene Co. Ltd., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis AG, Nurix Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., Phoremost, Ltd., Prelude Therapeutics, Inc., Proteovant Therapeutics, Inc., Roche AG, Salarius Pharmaceuticals Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our product candidates or products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. For example, on May 1, 2023, we filed a petition with the USPTO seeking a post grant review of patent number 11,414,416 (referred to as the ‘416 patent), which relates to compounds for the treatment of BRD9-related disorders. We may or may not be successful in our efforts to challenge the ‘416 patent. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.
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
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Litigation or proceedings of this nature could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or proceedings of this nature more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.
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
In August 2021, the FDA granted Orphan Drug Designation to CFT7455 for the treatment of MM, and in March 2022, the FDA granted Orphan Drug Designation to CFT8634 for the treatment of soft tissue sarcoma. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States. will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Although Orphan Drug Designation is intended to incent drug development for rare diseases or conditions, Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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
We plan to seek accelerated approval of our lead product candidates and may seek approval of future product candidates, where applicable, using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. Under the Food and Drug Omnibus Reform Act, commonly referred to as FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product that is granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of these studies, including progress towards enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such activities in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug's predicted clinical benefit; and to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA generally requires pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway for any of our product candidates, we may not be able to obtain accelerated approval, and even if we do, that product may not experience a faster development or regulatory review or approval process. In addition, receiving accelerated approval does not assure the product’s accelerated approval will eventually be converted to a traditional approval.
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
Our relationships with customers, healthcare providers, and third-party payors are or will be subject, directly or indirectly, to foreign, federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply or have not fully complied with these laws, we could face substantial penalties.
Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute our product candidates, if we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to: (i) prevent fraud, kickbacks, self-dealing and other abusive practices, (ii) guarantee the security and privacy of health information, and (iii) increase transparency around the financial relationships between physicians, teaching hospitals and manufacturers of drugs, medical devices and biologics. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements. See the sections entitled “Business — Other Healthcare Laws” and “Business — Healthcare Reform” in our 2022 Annual Report.
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
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid or TRICARE in the United States), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. See the section entitled “Coverage and Reimbursement” in our 2022 Annual Report.
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
In the United States., no uniform policy for coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. The principal decisions about reimbursement for new medicines in the United States are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services, or HHS. CMS will decide whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors considered by payors in determining reimbursement are based on whether the product is:
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Business — Healthcare Reform” in our 2022 Annual Report.
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

We may face potential liability under applicable privacy laws, in the United States as well as other jurisdictions, if we obtain identifiable patient health information from clinical trials sponsored by us.
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
Also, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA, which became effective January 1, 2023. In addition, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law and on March 24, 2022, Utah’s governor signed into law the Utah Consumer Privacy Act (UCPA) which will take effect on December 31, 2023. Finally, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act, or CTDPA, into law. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado.
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
Outside of the United States, we also face the challenge of stringent privacy and data protection laws. For example, legislators in the European Economic Area, or EEA, adopted the European Union, or EU, General Data Protection

Regulation, or GDPR, which became effective on May 25, 2018 and the EU GDPR and, as transposed into the laws of the United Kingdom, the UK GDPR, collectively referred to as the GDPR. The GDPR imposes more stringent data protection compliance requirements on controllers and processors of personal data, including special protections for "special category data," which includes health, biometric, and genetic information of data subjects located in the EEA and UK and provides for more significant penalties for noncompliance. Further, the GDPR provides a broad right for EEA Member States to create supplemental national laws, as laws relating to the processing of health, genetic, and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition. The GDPR creates new compliance obligations that may be applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to the greater of €20 million (£17.5 million under the UK GDPR) and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 of the GDPR). In addition to such fines, we may be subject to litigation and/or adverse publicity, which could have a material adverse effect on our reputation and business.
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
Outside of the United States and Europe, many jurisdictions in which we have CROs or otherwise do business are also considering and/or have enacted comprehensive data protection legislation. In addition, the UK has announced plans to reform the country's data protection legal framework in its Data Reform Bill, but these have been put on hold. We may, however, incur liabilities, expenses, costs and other operational losses under the GDPR and applicable EEA Member States and the UK privacy laws in connection with any measures we take to comply with them.
We may be subject to the supervision of local data protection authorities in those jurisdictions where we are monitoring the behavior of individuals in the EEA or UK (i.e., undertaking clinical trials). We depend on a number of third parties in relation to the provision of our services, a number of which process personal data of EEA and/or UK individuals on our behalf. With each such provider we enter or intend to enter into contractual arrangements under which they are contractually obligated to only process personal data according to our instructions, and conduct or intend to conduct diligence to ensure that they have sufficient technical and organizational security measures in place.
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
We are subject to United States and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical personnel, sales and marketing, and other personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, Chief Legal Officer, Chief People Officer, and Chief Business Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development, and harm our business. For example, in February 2023, our Chief Medical Officer resigned and we have engaged an interim Chief Medical Officer while we complete a search for a permanent Chief Medical Officer. While we expect to engage in an orderly transition process if and when we integrate newly appointed officers and managers, such as a new permanent Chief Medical Officer once one is identified, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel, or loss of institutional knowledge.
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
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs, and, if any of our product candidates receives or is expected to receive marketing approval, sales, marketing, and distribution. In the future, we may need to increase the size of our general and administrative teams to support the growth of our business, our stage of company and/or the requirements of being a publicly traded company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as a "smaller reporting company," we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer a smaller reporting company. As of the end of our fiscal year ended December 31, 2022, we qualified as a “non-accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act and as a "smaller reporting company." Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts.
We will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk we will be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Further, we cannot assure you that the measures we have taken in the past or will take in the future will prevent the occurrence of future material weaknesses or significant deficiencies in our internal control over financial reporting. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets and restrict our future access to the capital markets due to a loss of confidence in the reliability of our condensed consolidated financial statements.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the recent significant volatility associated with the ongoing COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. In recent months, we have observed increased economic uncertainty in the United States and abroad. Our operations could be adversely affected by economic and political changes in the markets, including higher inflation rates, supply chain disruptions, recessions, trade restrictions, tariff increases or potential new tariffs, and economic embargoes imposed by the United States A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates, and could also impact our ability to raise additional capital when needed on acceptable terms, if at all. Our general business strategy may be adversely affected by any economic downturn of this nature, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costly and dilutive, or not available at all.
Failure to secure any necessary financing in a timely manner and on favorable terms could have an adverse effect on our growth strategy, financial performance, and stock price and could require us to delay, modify, or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. While none of these bank closures presented a material exposure to the Company, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access the funds held by those institutions. In addition, if any of our partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
We periodically assess our banking and other relationships as we believe necessary or appropriate, including to ensure that we have appropriate diversification in these relationships. Nonetheless, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
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
Purchase of Shares of Company Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.

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

C4 THERAPEUTICS, INC.

Date: May 4, 2023	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Lauren A. White
Lauren A. White
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)