Form 10-Q
period 2023-06-30
C4 Therapeutics, Inc.
filed 2023-08-08
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of July 31, 2023, the registrant had 49,190,855 shares of common stock, $0.0001 par value per share, outstanding.

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
•the ability and willingness of our third-party strategic collaborators to continue research, development and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, Biogen MA, Inc., or Biogen, Calico Life Sciences, LLC, or Calico, and Betta Pharmaceuticals Co., Ltd, or Betta Pharma, or enter new collaboration agreements;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;
•the ultimate impact, and risks related to the direct or indirect impact of, any health epidemic on our business, manufacturing, clinical trials, research programs, supply chain, regulatory review, healthcare systems or the global economy as a whole;
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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $70.7 million and $59.0 million for the six months ended June 30, 2023 and 2022, respectively.
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
•We have ongoing collaboration agreements with Roche and Betta Pharma, as well as collaboration agreements with Biogen and Calico, whose research terms expired on June 30, 2023 and March 13, 2023, respectively. We may also seek to enter into additional collaborations in the future with third parties for the development and/or commercialization of certain of our product candidates. However, we may never realize the full potential benefits under these existing or potential collaboration arrangements.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$44,881	$29,754
Marketable securities, current	222,404	246,399
Accounts receivable	1,028	1,473
Prepaid expenses and other current assets	6,074	9,931
Total current assets	274,387	287,557
Marketable securities, non-current	19,415	60,962
Property and equipment, net	7,572	7,400
Right-of-use asset	67,067	70,116
Restricted cash	3,279	3,279
Other assets	3,288	1,526
Total assets	$375,008	$430,840
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,247	$1,172
Accrued expenses and other current liabilities	16,729	19,769
Deferred revenue, current	13,971	16,618
Operating lease liability, current	4,956	4,700
Long-term debt − related party, current and net of discount	10,335	2,287
Total current liabilities	48,238	44,546
Deferred revenue, net of current	24,647	16,895
Operating lease liability, net of current	68,416	70,970
Long-term debt − related party, net of current and discount	—	9,195
Total liabilities	141,301	141,606
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 49,065,098 and 48,966,216 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	702,068	689,256
Accumulated other comprehensive loss	(1,774)	(4,137)
Accumulated deficit	(466,592)	(395,890)
Total stockholders’ equity	233,707	289,234
Total liabilities and stockholders’ equity	$375,008	$430,840
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from collaboration agreements	$2,664	$13,834	$6,423	$21,488
Operating expenses:
Research and development	29,926	31,323	58,968	57,526
General and administrative	10,306	9,895	21,251	22,715
Total operating expenses	40,232	41,218	80,219	80,241
Loss from operations	(37,568)	(27,384)	(73,796)	(58,753)
Other income (expense), net:
Interest expense and amortization of long-term debt − related party	(600)	(534)	(1,206)	(1,061)
Interest and other income, net	2,246	506	4,300	782
Total other income (expense), net	1,646	(28)	3,094	(279)
Net loss	$(35,922)	$(27,412)	$(70,702)	$(59,032)
Net loss per share − basic and diluted	$(0.73)	$(0.56)	(1.44)	(1.21)
Weighted-average number of shares used in computed net loss per share − basic and diluted	49,063,631	48,823,698	49,048,062	48,779,508

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	696	(931)	2,363	(3,806)
Comprehensive loss	$(35,226)	$(28,343)	$(68,339)	$(62,838)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	48,966,216	$5	$689,256	(4,137)	$(395,890)	$289,234
Issuance of common stock upon exercise of stock options	11,759	—	56	—	—	56
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	48,730	—	(94)	—	—	(94)
Issuance of common stock under 2020 ESPP	20,748	—	104	—	—	104
Stock-based compensation	—	—	6,251	—	—	6,251
Change in unrealized loss, net on marketable securities	—	—	—	1,667	—	1,667
Net loss	—	—	—	—	(34,780)	(34,780)
Other	5,056	—	32	—	—	32
Balance as of March 31, 2023	49,052,509	5	695,605	(2,470)	(430,670)	262,470
Exercise of stock options and release of stock units	1,337	—	2	—	—	2
Stock-based compensation	—	—	6,425	—	—	6,425
Change in unrealized loss, net on marketable securities	—	—	—	696	—	696
Net loss	—	—	—	—	(35,922)	(35,922)
Other	11,252	—	36	—	—	36
Balance as of June 30, 2023	49,065,098	$5	$702,068	$(1,774)	$(466,592)	$233,707
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - Continued
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	48,688,875	$5	$658,091	$(775)	$(267,715)	$389,606
Issuance of common stock upon exercise of stock options	52,707	—	260	—	—	260
Issuance of common stock under 2020 ESPP	8,028	—	220	—	—	220
Stock-based compensation	—	—	8,879	—	—	8,879
Change in unrealized loss on marketable securities	—	—	—	(2,875)	—	(2,875)
Net loss	—	—	—	—	(31,620)	(31,620)
Other	1,880	—	59	—	—	59
Balance as of March 31, 2022	48,751,490	5	667,509	(3,650)	(299,335)	364,529
Exercise of stock options and release of stock units	124,677	—	259	—	—	259
Stock-based compensation	—	—	8,109	—	—	8,109
Change in unrealized loss on marketable securities	—	—	—	(931)	—	(931)
Net loss	—	—	—	—	(27,412)	(27,412)
Other	1,485	—	39	—	—	39
Balance as of June 30, 2022	48,877,652	$5	$675,916	$(4,581)	$(326,747)	$344,593
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(70,702)	$(59,032)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	12,676	17,086
Depreciation and amortization expense	1,003	740
Reduction in carrying amount of right-of-use asset	3,048	2,890
Net amortization (accretion) of premiums (discounts) on marketable securities	(1,724)	1,082
Amortization of debt discount − related party	354	354
Other	68	—
Changes in operating assets and liabilities:
Accounts receivable	445	4,007
Prepaid expenses and other current and long-term assets	2,096	1,722
Accounts payable	941	(564)
Accrued expenses and other current liabilities	(3,133)	(87)
Operating lease liability	(2,299)	(983)
Deferred revenue	5,105	(16,006)
Net cash used in operating activities	(52,122)	(48,791)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	129,708	138,057
Purchases of marketable securities	(60,078)	(108,132)
Purchases of property and equipment, net	(951)	(701)
Net cash provided by investing activities	68,679	29,224
Cash flows (used in) provided by financing activities:
Payment of long-term debt − related party	(1,500)	—
Payments for repurchase of common stock for tax withholding	(94)	—
Proceeds from exercise of stock options	58	519
Other	106	220
Net cash (used in) provided by financing activities	(1,430)	739

Net change in cash, cash equivalents and restricted cash	15,127	(18,828)
Cash, cash equivalents and restricted cash at beginning of period	33,033	79,403
Cash, cash equivalents and restricted cash at end of period	$48,160	$60,575

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$48,160	$60,575
Less: restricted cash	(3,279)	(3,279)
Cash and cash equivalents at end of the period	$44,881	$57,296

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest − related party	$852	$828
Cash paid for leases	$4,271	$2,996

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$223	$3,270
Operating lease liabilities arising from obtaining right-of-use assets	$—	$44,067
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
The Company has incurred recurring losses since its inception, including net losses of $70.7 million and $59.0 million for the six months ended June 30, 2023 and 2022, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $466.6 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $286.7 million as of June 30, 2023 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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

Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 23, 2023.
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
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,009	$39,009	$—	$—
Corporate debt securities	5,622	—	5,622	—
Marketable securities:
Corporate debt securities	175,855	—	175,855	—
U.S. government debt securities	55,083	—	55,083	—
U.S. Treasury securities	10,881	—	10,881	—
Total cash equivalents and marketable securities	$286,450	$39,009	$247,441	$—
There have been no transfers between fair value levels during the six months ended June 30, 2023.
The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at

December 31, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$28,705	$28,705	$—	$—
U.S. Treasury securities	799	—	799	—
Marketable securities:
Corporate debt securities	234,327	—	234,327	—
U.S. government debt securities	47,641	—	47,641	—
U.S. Treasury securities	25,393	—	25,393	—
Total cash equivalents and marketable securities	$336,865	$28,705	$308,160	$—
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
Note 4. Marketable securities
Marketable securities as of June 30, 2023 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$164,192	$20	$(963)	$163,249
U.S. government debt securities	48,856	—	(582)	48,274
U.S. Treasury securities	10,914	—	(33)	10,881
Marketable securities, non-current:
Corporate debt securities	12,722	—	(116)	12,606
U.S. government debt securities	6,909	—	(100)	6,809
Total marketable securities, current and non-current	$243,593	$20	$(1,794)	$241,819
Marketable securities as of December 31, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$183,270	$2	$(2,068)	$181,204
U.S. government debt securities	40,986	—	(1,184)	39,802
U.S. Treasury securities	25,650	—	(257)	25,393
Marketable securities, non-current:
Corporate debt securities	53,592	2	(471)	53,123
U.S. government debt securities	8,000	—	(161)	7,839
Total marketable securities, current and non-current	$311,498	$4	$(4,141)	$307,361
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of June 30, 2023 or December 31, 2022 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at June 30, 2023 and December 31, 2022, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Property and equipment:
Laboratory equipment	$8,490	$8,757
Leasehold improvements	4,766	4,682
Furniture and fixtures	1,181	1,181
Office equipment	621	529
Construction in progress	208	183
Computer equipment	98	191
Total property and equipment	15,364	15,523
Less: accumulated depreciation	(7,792)	(8,123)
Total property and equipment, net	$7,572	$7,400
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$458	$435	$1,003	$740
Note 6. Leases
The Company leases office and laboratory space under a non-cancelable operating lease. In addition, the Company subleases a portion of its office and laboratory space. There have been no material changes to the Company’s lease or sublease during the six months ended June 30, 2023. For additional information, please read Note 6, Leases, to the audited condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses and other current liabilities:
Accrued research and development	$10,168	$9,824
Accrued compensation and benefits	4,235	6,831
Accrued professional fees	870	1,062
Other	1,456	2,052
Total accrued expenses and other current liabilities	$16,729	$19,769
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of June 30, 2023 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$61,074	$25,029
Option rights	6,748	2,502
Total	$67,822	$27,531
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheet.
Betta Pharma Collaboration Research and License Agreement
On May 29, 2023, the Company entered into a collaboration and license agreement, or the Betta License Agreement, with Betta Pharma to collaborate on the development and commercialization of CFT8919 in mainland China, Hong Kong SAR, Macau SAR and Taiwan, or the Licensee Territory, with the Company retaining rights to CFT8919 in the rest of the world other than the Licensee Territory, or the C4T Territory.
Under the terms of the Betta License Agreement, the Company grants Betta Pharma an exclusive license under certain of the Company's intellectual property rights to develop, manufacture and commercialize CFT8919 for all uses in humans in the Licensee Territory. Betta Pharma is responsible for all development, regulatory approval, manufacturing and commercialization costs in the Licensee Territory except where Betta Pharma acts as the Company's agent in the Licensee Territory in connection with a global trial sponsored by the Company. As part of the collaboration, Betta Pharma made an upfront cash payment of $10.0 million and has agreed to make up to $357.0 million in aggregate milestone payments, plus tiered royalties on net sales of CFT8919 in the Licensee Territory. Royalties payable from Betta Pharma to the Company range from low to mid double-digit percent, subject to certain reductions under certain circumstances as described in the Betta License Agreement. In addition, as part of the collaboration, the Company has agreed to make milestone payments to Betta Pharma of up to $40.0 million following the Company's receipt of approval of a New Drug Application for CFT8919 from the FDA, with the milestone amount based on the percentage of patients in contemplated clinical trials that were enrolled by Betta Pharma and the line of therapy of the approval. In addition, the Company has agreed to pay Betta Pharma tiered royalties on net sales of CFT8919 in the C4T Territory in the low single digit percent range, subject to reductions under certain circumstances as described in the Betta License Agreement.
In connection with the execution of the Betta License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a Stock Purchase Agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta License Agreement, or the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. Closing under the Betta Stock Purchase Agreement is subject to customary closing conditions, as well as continued effectiveness of the Betta License Agreement and Betta Investment’s receipt of a certificate of outbound investment by enterprises by the Ministry of Commerce of the People’s Republic of China, the National Development and Reform Commission of the People’s Republic of China and State Administration of Foreign Exchange of the People’s Republic of China or their local counterparts. The closing under the Betta Stock Purchase Agreement had not occurred as of June 30, 2023.
The collaboration is managed by a joint steering committee, which is composed of representatives from both Betta Pharma and the Company. Following the completion of the dose escalation phase of the Phase 1 trial of CFT8919, Betta Pharma may terminate the Betta Agreement for convenience upon at least 90 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to regulatory safety stoppages, patent challenges, or a material breach by the other party, subject to certain conditions.

Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical manufacturing supply agreement, and (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. As of June 30, 2023, the total transaction price is currently $10.0 million, consisting of the $10.0 million upfront cash consideration. Revenue recognition associated with the Betta Agreements is expected to commence upon the delivery of clinical supply under the clinical manufacturing supply agreement, which has not been executed as of June 30, 2023. As of June 30, 2023, the Company had collected the full $10.0 million upfront payment from Betta.
During the three and six months ended June 30, 2023, no revenue has been recognized under the Betta Agreements. Amounts received or due to the Company that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
Biogen Collaboration Research and License Agreement
In December 2018, the Company entered into a collaboration research and license agreement, or the Biogen Agreement, with Biogen. In February 2020, the Company and Biogen amended the Biogen Agreement to provide further clarity around Biogen’s ownership of target binding moieties (which are portions of molecules), and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provided that Biogen licenses to the Company rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement. Pursuant to the terms of the Biogen Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments for neurological conditions such as Alzheimer's disease and Parkinson's disease through medicines that rely on target protein degradation, or TPD, as their mode of action, all of which are created using the Company’s degrader technology. Under the terms of the Biogen Agreement, the Company was engaged to develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months, ending in June 2023. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility for continued development of each target. As of June 30, 2023, the research term of the Biogen Agreement has expired, though certain research activities on the nominated targets will continue for an additional time period, as contemplated by the Biogen Agreement.
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
As of June 30, 2023, the total transaction price of the Biogen Agreement of $55.0 million is allocated to the research and development services performance obligation and $6.6 million of the allocated transaction price remains unsatisfied. As contemplated by the Biogen Agreement, certain research activities on the nominated targets will continue for a period of time beyond the June 2023 end of the research term.
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
As of June 30, 2023, the total transaction price of the Calico Agreement of $13.0 million was allocated to the research and development services performance obligation and the transaction price has been fully allocated and satisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable on the Company’s condensed consolidated balance sheet.

Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three and six months ended June 30, 2023 and 2022 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from collaboration agreements:
Roche Agreement	$160	$2,550	$513	$3,673
Biogen Agreement	2,504	9,534	4,840	14,250
Calico Agreement	—	1,750	1,070	3,565
Total revenue from collaboration agreements	$2,664	$13,834	$6,423	$21,488
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of June 30, 2023 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$500	$5,718	$16,314	$22,032
Biogen Agreement	—	6,586	—	6,586
Calico Agreement	528	—	—	—
Betta Agreements	—	1,667	8,333	10,000
Total	$1,028	$13,971	$24,647	$38,618
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
Supplemental financial information related to the collaboration and license agreements for the three and six months ended June 30, 2023 and 2022 are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized that was included in the contract liability at the beginning of the period	$2,664	$12,122	$5,895	$18,488
Revenue recognized from performance obligations fully or partially satisfied in previous periods	$—	$503	$—	$518
As of June 30, 2023, the aggregate amount of the transaction price allocated to performance obligations under the Roche Agreement, the Biogen Agreement, and the Betta Agreements that were partially unsatisfied was $44.1 million.

Note 9. Long-term debt – related party
Long-term debt – related party consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Term Loan — related party, net of unamortized debt issuance costs and debt discount of $665 and $1,018 at June 30, 2023 and December 31, 2022, respectively	$10,335	$11,482
Less: current portion	10,335	2,287
Total long-term debt — related party, net of current and discount	—	9,195
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
In June 2020, the Company drew down on the first tranche of $12.5 million, or the Term Loan, which was outstanding as of June 30, 2023. The Company elected not to draw down the second tranche, which expired on June 30, 2021. The Term Loan bore interest at a variable rate using the greater of LIBOR or 1.75%, plus 9.50%. The interest rate was 14.68% as of June 30, 2023, and the Term Loan is secured by a lien on substantially all of the Company’s assets.
On May 17, 2023, the Company entered into an amendment to the Credit Agreement pursuant to which the Company and its lender agreed to replace the LIBOR benchmark with SOFR, which is regulated by the Federal Reserve Bank of New York. The Company amended its Credit Agreement due to the Financial Conduct Authority's planned phase-out of LIBOR on June 30, 2023. The use of the SOFR rate will be effective as of July 1, 2023, at which point the amended Credit Agreement will bear interest at a variable rate using SOFR plus 9.50%.
The Credit Agreement requires the Company to maintain a minimum aggregate cash balance of $3.0 million in one or more controlled accounts and contains various affirmative and negative covenants that limit its ability to engage in specified types of transactions.
The Company was required to make interest-only payments on the Term Loan through December 5, 2022. In 2023, the Company began making monthly principal payments equal to 2.0% of the Term Loan, plus interest. These payments will continue until June 5, 2024, or the Maturity Date, at which time the outstanding principal and unpaid interest balance is due. If the Company pays off the Term Loan prior to the Maturity Date, it will be required to pay a prepayment fee, which was $0.1 million as of June 30, 2023.
The following table contains the anticipated future minimum payments on long-term debt as of June 30, 2023 for each of the years ending December 31, 2023 and 2024 (in thousands):

Undiscounted, minimum long-term debt payments:
2023 (six months ending December 31)	$1,500
2024	9,500
Total undiscounted, minimum long-term debt payments	$11,000
In July 2023, the Company's obligation to pay a prepayment fee was extinguished based on the terms of the Credit Agreement and, as a result, the Company elected to repay the remaining outstanding principal balance on the Term Loan on July 26, 2023.

In connection with the repayment of the outstanding balance on the Term Loan, the liens on substantially all of our and our subsidiaries’ assets will be released.

Note 10. Stock-based compensation
Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense:
Research and development	$2,644	$3,776	$5,227	$7,388
General and administrative	3,781	4,372	7,449	9,698
Total stock-based compensation expense	$6,425	$8,148	$12,676	$17,086
Stock options
During the six months ended June 30, 2023, the Company granted stock options for the purchase of 2,127,180 shares of common stock with a weighted average exercise price of $5.51 per share and a weighted average grant-date fair value of $4.07 per shares. As of June 30, 2023, the unrecognized compensation cost related to outstanding stock options was $48.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Performance-based restricted stock units
During the three and six months ended June 30, 2023, the Company did not grant any performance-based restricted stock units, or PSUs. 60,776 PSUs vested during the six months ended June 30, 2023 upon their respective achievement of performance-based vesting criteria. Upon vesting, each PSU automatically converted into one share of the Company’s common stock. The Company indirectly repurchased 12,046 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the PSUs, which tax amounts were remitted to the applicable revenue authorities in cash. As of June 30, 2023, the unrecognized compensation cost related to outstanding PSUs with performance-based vesting criteria that are considered not probable of achievement was $8.8 million.
Time-based restricted stock units
During the three and six months ended June 30, 2023, the Company issued restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees . These RSUs are valued on the grant date using the grant date market price of the underlying shares. Upon vesting, each RSU automatically converts into one share of the Company’s common stock.
The following table summarizes the Company’s RSU activity for the six months ended June 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	—	$—
Issued	724,500	5.68
Vested	—	—
Forfeited	(37,360)	$5.67
Outstanding as of June 30, 2023	687,140	$5.68
As of June 30, 2023, the unrecognized compensation cost related to outstanding RSUs was $3.5 million, which is expected to be recognized over a weighted-average period of 3.6 years.
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

Note 12. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of June 30, 2023 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Anti-dilutive common stock equivalents:
Options to purchase common stock	7,929,853	7,055,913
Total anti-dilutive common stock equivalents	7,929,853	7,055,913
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(35,922)	$(27,412)	$(70,702)	$(59,032)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	49,063,631	48,823,698	49,048,062	48,779,508
Net loss per share − basic and diluted	$(0.73)	$(0.56)	$(1.44)	$(1.21)

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
Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in NSCLC. In May 2023, we entered into an exclusive licensing agreement for the development and commercialization of CFT8919 in Greater China, including Hong Kong SAR, Macau SAR and Taiwan, with Betta Pharmaceuticals, Co., Ltd, or Betta Pharma. Additionally in June 2023, the FDA cleared the investigational new drug, or IND, application for CFT8919. C4T expects to initiate clinical trial activities outside Greater China following the completion of Betta Pharma's Phase 1 dose escalation trial in Greater China.
Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against both clinically validated and currently undruggable targets for our own proprietary pipeline and for the pipeline we are developing in collaboration with Roche.
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
For a description of our collaboration agreements with F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc., or Roche, Biogen MA, Inc., or Biogen, Calico Life Sciences LLC, or Calico, and Betta Pharma, please see Note 8, Collaboration and license agreements, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of operations
Comparison of the three and six months ended June 30, 2023 and 2022
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from collaboration agreements:
Roche Agreement	$160	$2,550	$513	$3,673
Biogen Agreement	2,504	9,534	4,840	14,250
Calico Agreement	—	1,750	1,070	3,565
Total revenue from collaboration agreements	$2,664	$13,834	$6,423	$21,488
The $11.2 million decrease in revenue in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 is primarily driven by:
•a $7.0 million decrease in revenue recognized under the Biogen Agreement, resulting from the additional research activities we will perform on the nominated targets for a period of time period following the June 2023 end of the research term, all as contemplated by the Biogen Agreement;
•a $2.4 million decrease in revenue recognized under the Roche Agreement, resulting from our June 2022 completion of research activities for a nominated target; and
•a $1.8 million decrease in revenue recognized under the Calico Agreement, as a result of the performance obligation and transaction price becoming fully satisfied as of March 31, 2023.
The $15.1 million decrease in revenue in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily driven by a $9.4 million decrease in revenue recognized under the Biogen Agreement, resulting from the additional research activities we will perform on the nominated targets for a period of time period following the June 2023 end of the research term, all as contemplated by the Biogen Agreement.
Research and development expense
The following table summarizes our research and development expense for the three and six months June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses:
Personnel expenses	10,531	$10,642	$20,911	$21,553
Preclinical development and discovery expenses	$7,729	10,513	16,341	20,708
Clinical expenses	4,558	2,766	7,587	3,575
Professional fees	2,200	1,577	4,610	3,232
Intellectual property and other expenses	4,908	5,825	9,519	8,458
Total research and development expenses	$29,926	$31,323	$58,968	$57,526
The $1.4 million decrease in research and development expense in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily driven by a $2.8 million decrease in preclinical expenses as a result of additional programs progressing to clinical stages, offset primarily by a $1.8 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trials of CFT7455, CFT8634, and CFT1946.
The $1.4 million increase in research and development expense in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily driven by
•a $4.0 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trials of CFT7455, CFT8634, and CFT1946;

•a $1.4 million increase in professional fees; and
•a $1.1 million increase in intellectual property and other expenses.
This was offset by a $4.4 million decrease in costs resulting from less IND-enabling activities as programs transition to the clinic.
General and administrative expense
The following table summarizes our general and administrative expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses:
Personnel expenses	$7,381	$7,877	$15,065	$16,426
Professional fees and other expenses	2,925	2,018	6,186	6,289
Total general and administrative expenses	$10,306	$9,895	$21,251	$22,715
The $0.4 million increase in general and administrative expense in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily driven by a $0.9 million increase in professional fees and other expenses offset by a $0.5 million decrease in personnel expenses as a result of a lower valuation for stock options granted in 2023 due to the reduction in the market price of our common stock compared to 2022, and the vesting of PSUs in 2022
The $1.5 million decrease in general and administrative expense in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily driven by a $1.4 million decrease in personnel expenses as a result of a lower valuation for stock options granted in 2023 due to the reduction in the market price of our common stock compared to 2022, and the vesting of PSUs in 2022.
Other income (expense), net
The following table summarizes our other income (expense), net for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other income (expense), net:
Interest and other income, net	2,246	506	$4,300	$782
Interest expense and amortization of long-term debt − related party	(600)	(534)	(1,206)	(1,061)
Total other income (expense), net	$1,646	$(28)	$3,094	$(279)
The $1.6 million increase in other income (expense), net in the three months ended June 30, 2024 as compared to the three months ended June 30, 2022 is primarily driven by a $1.7 million increase in interest and other income resulting from higher interest earned on our investments during the three months ended June 30, 2023.
The $3.4 million increase in other income (expense), net in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily driven by a $3.5 million increase in interest and other income resulting from higher interest earned on our investments during the six months ended June 30, 2023.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and through payments from collaboration partners. As of June 30, 2023, we had cash, cash equivalents and marketable securities of approximately $286.7 million.

Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(52,122)	$(48,791)
Net cash provided by investing activities	68,679	29,224
Net cash (used in) provided by financing activities	(1,430)	739
Total net change in cash, cash equivalents and restricted cash	$15,127	$(18,828)
Operating activities
Net cash used in operating activities for the six months ended June 30, 2023 was driven primarily by the following uses of cash:
•net loss of $70.7 million;
•$3.1 million change in accrued expenses and other current liabilities; and
•$2.3 million change in our operating lease liability.
These were offset by:
•non-cash expenses of $15.4 million, which primarily consisted of stock-based compensation expense of $12.7 million;
•$5.1 million change in deferred revenue due from the allocated transaction price that remains unsatisfied related to the Betta Agreements, offset by the recognition of revenue under our collaboration agreements; and
•$2.1 million change in prepaid expenses and other current and long-term assets.
Net cash used in operating activities for the six months ended June 30, 2022 was driven primarily by the following uses of cash:
•net loss of $59.0 million;
•$16.0 million change in deferred revenue due to the recognition of revenue under our collaboration agreements; and
•$1.0 million change in operating lease liability.
These were offset by:
•non-cash expenses of $22.2 million, which primarily consisted of stock-based compensation expense of $17.1 million;
•$4.0 million change in accounts receivable; and
•$1.7 million change in prepaid expenses and other current and long-term assets.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2023 was driven primarily by $69.6 million of maturities of marketable securities, net of purchases.
Net cash provided by investing activities for the six months ended June 30, 2022 was driven primarily by $29.9 million of maturities of marketable securities, net of purchases.
Financing activities
Net cash used in financing activities for the six months ended June 30, 2023 was driven primarily by $1.5 million from principal payments made on the Term Loan.
Net cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to $0.5 million from exercises of stock options.

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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Calico, Biogen, and Betta Pharma, we do not have any committed external sources of funds as of June 30, 2023. In connection with the execution of the Betta License Agreement, we, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a Stock Purchase Agreement, or the Betta Stock Purchase Agreement, and together with the Betta License Agreement, or the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of our common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represents a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. Closing under the Betta Stock Purchase Agreement is subject to customary closing conditions, as well as continued effectiveness of the Betta License Agreement and Betta Investment’s receipt of a certificate of outbound investment by enterprises by the Ministry of Commerce of the People’s Republic of China, the National Development and Reform Commission of the People’s Republic of China and State Administration of Foreign Exchange of the People’s Republic of China or their local counterparts. The closing under the Betta Stock Purchase Agreement had not occurred as of June 30, 2023. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
If we raise additional capital through the sale of equity securities, including through the issuance of the Shares to Betta Investment, each investor’s ownership interest will be diluted, and the terms of any securities we may issue could include liquidation or other preferences that adversely affect the rights of holders of our common stock. Preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as making acquisitions or capital expenditures or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.
At-the-market equity program
In November 2021, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. Simultaneously, we entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus and any prospectus supplement filed with the Registration Statement, or the ATM Program. As of June 30, 2023, no sales have been made under the ATM Program.
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
During the six months ended June 30, 2023, except for the minimum rental commitments disclosed in Note 6, Leases, and Note 9, Long-term debt – related party, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Critical accounting policies and use of estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition from collaborations, research and development expense recognition, lease liability measurement, and stock-based compensation. There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023.
Off-balance sheet arrangements
We have not entered into any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. Our marketable securities are subject to interest rate risk and may decrease in value if market interest rates increase. As of June 30, 2023, we had marketable securities of $241.8 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.5 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $70.7 million and $59.0 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 we had an accumulated deficit of $466.6 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
We had cash, cash equivalents, and marketable securities of approximately $286.7 million as of June 30, 2023. We believe that these funds, together with the funds expected to be invested by Betta Investment to purchase shares of our common stock under the Betta Stock Purchase Agreement and future payments expected to be received under existing collaboration agreements excluding certain milestone payments, will be sufficient to fund our existing operating plan into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
•the success of our ongoing collaborations with Roche and Betta Pharma, including the successful closing of Betta Investment's purchase of shares of our common stock under the Betta Stock Purchase Agreement;
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
•any delays or interruptions, including delays due to any global health epidemics such as the recent COVID-19 pandemic, that we experience in our preclinical studies, clinical trials, and/or supply chain;

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
Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Very few small molecule product candidates using targeted protein degradation, such as those developed through our TORPEDO platform, have been tested in humans and none of the product candidates developed through our TORPEDO platform have been approved in the United States or Europe. The data underlying the feasibility of developing these types of therapeutic products is both preliminary and limited. If any adverse learnings are made by other developers of targeted protein degraders, there is a risk that development of our product candidates could be materially impacted. Discovery and development of small molecules that harness the ubiquitin proteasome pathway to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of the specific components of the ubiquitin-proteasome system, including E3 ligases and their required accessory proteins involved in target protein ubiquitination, as well as by challenges of engineering compounds that promote protein-to-protein interactions.
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
While we have several ongoing clinical trials, at this time, we have not yet completed a clinical trial of any product candidate. As a result, we are only starting to assess the safety of our lead product candidates in patients and we have not yet assessed the safety of any of our other earlier-stage product candidates in humans. Although some of our earlier-stage product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
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
•effectively competing with other therapies; and
•the skill and success of our third-party collaboration partners in accomplishing any of the aforementioned in the markets in which they are developing our product candidate(s) in a timely manner.
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
Our experience as a company in completing IND-enabling preclinical studies comes from our work in commencing clinical development of three product candidates. While this work represents a substantial amount of progress, to date, we still have relatively limited experience as a company in commencing, enrolling and conducting clinical trials. In part because of this, while we continue to make strides in this area, we cannot be certain that our preclinical studies will be completed on time, that we will submit INDs in a timely manner, that any INDs we submit will be cleared by the FDA in a timely manner, if at all, or our planned clinical trials will begin, enroll or be completed on time, if at all. In addition, while these are our current expectations, we may experience manufacturing delays or other delays with IND-enabling studies or we may determine that additional IND-enabling studies are warranted. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing us to commence clinical trials or that, once begun, issues will not arise that lead to the suspension or termination of our clinical trials. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs described above and also to new clinical trials we may submit as amendments to existing INDs or as part of new INDs in the future. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
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
•imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities; and
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; and
•disruptions caused by any global health epidemics, such as the recent COVID-19 pandemic, which may increase the likelihood that we encounter these types of difficulties or cause other delays in initiating, enrolling, conducting, or completing our planned clinical trials.
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
Targeted protein degradation is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation including Arvinas, Inc., Astellas Pharma Inc., BioTheryX, Inc., Captor Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Haisco Pharmaceutical Group, Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Nurix Therapeutics, Inc., PhoreMost, Ltd., Plexium, Inc., Proteovant Therapeutics, Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., and Vividion Therapeutics, Inc. (a subsidiary of Bayer AG). Further, several large pharmaceutical companies and academic institutions have disclosed investments and research in this field including Amgen, AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc., and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies. For example, we understand that Adaptimmune Limited and GlaxoSmithKline plc are currently pursuing the development of therapies for patients with synovial sarcoma.
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
We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. We progressed our three most advanced product candidates, CFT7455, CFT8634, and CFT1946, into first-in-human clinical trials in June 2021, May 2022, and December 2022, respectively. While we believe that we will be able to enroll a sufficient number of patients into each of these clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:
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
•the proximity and availability of clinical trial sites for prospective patients; and
•the impact of any global health epidemics, such as the recent COVID-19 pandemic, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials or by interfering with patients’ ability to return to the clinical trial site for required monitoring, procedures, or follow-up.
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

We or our partners may develop our product candidates in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, revoke their approval of these other drugs or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our product candidates.
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
We currently rely on CROs to conduct our clinical trials, as we currently do not plan to independently conduct clinical trials of any of our product candidates. Additionally, we must contract with third-party research sites for the conduct of our clinical trials. Just as we rely on Betta Pharma to develop CFT8919 in Greater China in an efficient and effective manner, we may also similarly rely on other third party collaboration partners in the future to develop one or more of our products in various territories on certain timelines. Our agreements with these CROs, sites, and other third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements or if we were to need to change a CRO for an ongoing clinical trial, which we have done in the past, we might experience delays in our clinical development activities.
Our reliance on CROs for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities for how these activities are performed. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols in the applicable IND. Moreover, the FDA requires compliance with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. GCP compliance extends not only to sponsors of clinical research but also to third parties including CROs and sites involved in the conduct of clinical research. Similarly, other regulators throughout the world require compliance with similar standards that are also applicable to clinical trial sponsors and other third parties like CROs and clinical trial sites.
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
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on CMOs for both drug substance and finished drug product. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts, including where a pre-approval inspection or an inspection of manufacturing sites is required and FDA is unable to complete those required inspections during the review period for any reason.
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
•a collaboration agreement with Calico in March 2017, which was extended in respect of one program in September 2021 and the research term of which expired in March 2023; and
•a collaboration agreement with Biogen in December 2018, which was amended in February 2020, with certain research activities on the nominated targets continuing for a period of time beyond the end of the research term in June 2023, as contemplated by the Biogen Agreement.
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
In May 2023, we entered into the Betta License Agreement with Betta Pharma under which we are collaborating on the development and commercialization of CFT8919 in Greater China, while retaining rights to develop and commercialize CFT8919 in the rest of the world. Similarly, in the future, we may form or seek strategic alliances, create joint ventures, or other collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Our likely collaborators in any other collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. However, it is possible that we will not be able to enter into a collaboration agreement of this nature or that the terms of any potential new collaboration arrangement may not be favorable.
For example, we may seek to enter into collaboration arrangements to advance our CFT7455 product candidate in MM or other indications or we may form or seek to form collaboration arrangements to enable our development and commercialization of a product candidate in a specified geographic area, as we have done in the case of CFT8919 and our collaboration with Betta Pharma. In addition, we may seek to enter into collaboration agreements that enable other companies to access and leverage our TORPEDO platform to develop medicines directed at targets selected by our collaboration partners. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.
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
Even if we or, in the case of CFT8919, Betta Pharma receive marketing approval of any of our product candidates, our products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, any of which would impact our business.
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or, in the case of CFT8919, Betta Pharma, might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay the commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may, therefore, hinder our ability to recoup our investment in one or more of our product candidates, even if our product candidates obtain marketing approval.
Our and, in the case of CFT8919, Betta Pharma's ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), Beigene Co. Ltd., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer

Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis AG, Nurix Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., Phoremost, Ltd., Prelude Therapeutics, Inc., Proteovant Therapeutics, Inc., Roche AG, Salarius Pharmaceuticals Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our product candidates or products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. For example, on May 1, 2023, we filed a petition with the USPTO seeking a post-grant review of U.S. patent number 11,414,416 (referred to as the ‘416 patent), which relates to compounds for the treatment of BRD9-related disorders. We may or may not be successful in our efforts to challenge the ‘416 patent. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.
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
Our product candidates could fail to receive or retain marketing approval for many reasons, including the following:
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
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we may be required to conduct post-approval studies in special populations that are difficult to conduct or complete. We will also be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.
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
In August 2021, the FDA granted Orphan Drug Designation to CFT7455 for the treatment of MM, and in March 2022, the FDA granted Orphan Drug Designation to CFT8634 for the treatment of soft tissue sarcoma. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States. will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Although Orphan Drug Designation is intended to incent drug development for rare diseases or conditions, Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, while receipt of Orphan Drug Designation may result in a waiver of any obligation by FDA to conduct studies in pediatric populations, such waiver may not apply to oncology drugs
If a product that has an Orphan Drug Designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Further, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of our product.
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
Also, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA, which became effective January 1, 2023. In addition, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law and on March 24, 2022, Utah’s governor signed into law the Utah Consumer Privacy Act, or the UCPA, which will take effect on December 31, 2023. Finally, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act, or CTDPA, into law. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado.
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
Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to the United States or other regions that have not been deemed to offer “adequate” privacy protections. In the past, companies in the United States were able to rely upon the EU-United States, UK-United States, and the Swiss-United States Privacy Shield frameworks to legitimize data transfers from the EU and the UK to the United States In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-United States Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the European Commission, or the EC, are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if this standard is not met. Subsequent guidance published by the European Data Protection Board in June 2021 described what these supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the EC published new versions of the SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Similarly, the Swiss data protection authority determined the Swiss-United States Privacy Shield framework was no longer a valid mechanism for Swiss-United States data transfers and also raised questions about the validity of the SCCs as a mechanism for transferring personal data from Switzerland. While the SCCs provide an alternative to the Privacy Shield certification for EU-United States data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-United States data flows in general. Any inability to transfer personal data from the EU to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. The UK is not subject to the EC’s new SCCs but has published its own transfer mechanism, the International Data Transfer Agreement or International Data Transfer Addendum, which enables transfers from the UK. On March 25, 2022, the EC and the US announced that they have reached a political agreement on a new "Trans-Atlantic Data Privacy Framework," which will replace the invalidated Privacy Shield and, on December 13, 2022, the EC published a draft adequacy decision on the Trans-Atlantic Data Privacy Framework.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical personnel, sales and marketing, and other personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, Chief Legal Officer, Chief People Officer, and Chief Business Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development, and harm our business. While we expect to engage in an orderly transition process if and when we integrate newly appointed officers and managers, such as our new Chief Medical Officer, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel, or loss of institutional knowledge.
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
•effects of public health crises, pandemics and epidemics, such as the recent COVID-19 pandemic;
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the significant volatility associated with the recent COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. In recent months, we have observed increased economic uncertainty in the United States and abroad. Our operations could be adversely affected by economic and political changes in the markets, including higher inflation rates, increasing interest rates, supply chain disruptions, recessions, trade restrictions, tariff increases or potential new tariffs, and economic embargoes imposed by the United States. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates, and could also impact our ability to raise additional capital when needed on acceptable terms, if at all. Our general business strategy may be adversely affected by any economic downturn of this nature, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costly and dilutive, or not available at all.
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
Purchase of Shares of Company Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.3

3.2	Second Amended and Restated By-laws of the Registrant	S-1	333-248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders	S-1	333-248719	09/10/2020	4.2

10.1†	License and Collaboration Agreement, dated May 29, 2023, by and between C4 Therapeutics, Inc. and Betta Pharmaceuticals Co., Ltd.	8-K	001-39567	05/30/2023	10.1

10.2	Stock Purchase Agreement, dated May 29, 2023, by and among C4 Therapeutics, Inc., Betta Pharmaceuticals Co., Ltd. and Betta Investment (Hong Kong) Limited.	8-K	001-39567	05/30/2023	10.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
†Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C4 THERAPEUTICS, INC.

Date: August 8, 2023	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Lauren A. White
Lauren A. White
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)