Form 10-Q
period 2023-09-30
C4 Therapeutics, Inc.
filed 2023-11-01
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of October 25, 2023, the registrant had 49,281,046 shares of common stock, $0.0001 par value per share, outstanding.

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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $97.7 million and $91.0 million for the nine months ended September 30, 2023 and 2022, respectively.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$60,971	$29,754
Marketable securities, current	155,598	246,399
Accounts receivable	500	1,473
Prepaid expenses and other current assets	6,617	9,931
Total current assets	223,686	287,557
Marketable securities, non-current	29,857	60,962
Property and equipment, net	7,290	7,400
Right-of-use asset	65,520	70,116
Restricted cash	3,454	3,279
Other assets	3,206	1,526
Total assets	$333,013	$430,840
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,276	$1,172
Accrued expenses and other current liabilities	15,484	19,769
Deferred revenue, current	8,424	16,618
Operating lease liability, current	5,087	4,700
Long-term debt − related party, current and net of discount	—	2,287
Total current liabilities	30,271	44,546
Deferred revenue, net of current	19,623	16,895
Operating lease liability, net of current	67,095	70,970
Long-term debt − related party, net of current and discount	—	9,195
Total liabilities	116,989	141,606
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 49,259,870 and 48,966,216 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	710,552	689,256
Accumulated other comprehensive loss	(904)	(4,137)
Accumulated deficit	(493,629)	(395,890)
Total stockholders’ equity	216,024	289,234
Total liabilities and stockholders’ equity	$333,013	$430,840
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from collaboration agreements	$11,072	$6,754	$17,495	$28,242
Operating expenses:
Research and development	28,347	29,663	87,315	87,189
General and administrative	10,533	9,579	31,784	32,294
Total operating expenses	38,880	39,242	119,099	119,483
Loss from operations	(27,808)	(32,488)	(101,604)	(91,241)
Other income (expense), net:
Interest expense and amortization of long-term debt − related party	(167)	(554)	(1,373)	(1,615)
Loss on early extinguishment of debt	(621)	—	(621)	—
Interest and other income, net	2,562	1,084	6,862	1,866
Total other income (expense), net	1,774	530	4,868	251
Loss before income taxes	(26,034)	(31,958)	(96,736)	(90,990)
Income tax expense	(1,003)	—	(1,003)	—
Net loss	$(27,037)	$(31,958)	$(97,739)	$(90,990)
Net loss per share − basic and diluted	$(0.55)	$(0.65)	(1.99)	(1.86)
Weighted-average number of shares used in computed net loss per share − basic and diluted	49,212,126	48,921,928	49,103,351	48,827,503

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	870	(828)	3,233	(4,634)
Comprehensive loss	$(26,167)	$(32,786)	$(94,506)	$(95,624)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	48,966,216	$5	$689,256	(4,137)	$(395,890)	$289,234
Issuance of common stock upon exercise of stock options	11,759	—	56	—	—	56
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	48,730	—	(94)	—	—	(94)
Issuance of common stock under 2020 ESPP	20,748	—	104	—	—	104
Stock-based compensation	—	—	6,251	—	—	6,251
Change in unrealized loss, net on marketable securities	—	—	—	1,667	—	1,667
Net loss	—	—	—	—	(34,780)	(34,780)
Other	5,056	—	32	—	—	32
Balance as of March 31, 2023	49,052,509	5	695,605	(2,470)	(430,670)	262,470
Exercise of stock options and release of stock units	1,337	—	2	—	—	2
Stock-based compensation	—	—	6,425	—	—	6,425
Change in unrealized loss, net on marketable securities	—	—	—	696	—	696
Net loss	—	—	—	—	(35,922)	(35,922)
Other	11,252	—	36	—	—	36
Balance as of June 30, 2023	49,065,098	$5	$702,068	$(1,774)	$(466,592)	$233,707
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	69,015	—	(16)	—	—	(16)
Issuance of common stock under 2020 ESPP	113,036	—	264	—	—	264
Stock-based compensation	—	—	8,200	—	—	8,200
Change in unrealized loss, net on marketable securities	—	—	—	870	—	870
Net loss	—	—	—	—	(27,037)	(27,037)
Other	12,721	—	36	—	—	36
Balance as of September 30, 2023	49,259,870	$5	$710,552	$(904)	$(493,629)	$216,024
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - Continued
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	48,688,875	$5	$658,091	$(775)	$(267,715)	$389,606
Issuance of common stock upon exercise of stock options	52,707	—	260	—	—	260
Issuance of common stock under 2020 ESPP	8,028	—	220	—	—	220
Stock-based compensation	—	—	8,879	—	—	8,879
Change in unrealized loss on marketable securities	—	—	—	(2,875)	—	(2,875)
Net loss	—	—	—	—	(31,620)	(31,620)
Other	1,880	—	59	—	—	59
Balance as of March 31, 2022	48,751,490	5	667,509	(3,650)	(299,335)	364,529
Exercise of stock options and release of stock units	124,677	—	259	—	—	259
Stock-based compensation	—	—	8,109	—	—	8,109
Change in unrealized loss on marketable securities	—	—	—	(931)	—	(931)
Net loss	—	—	—	—	(27,412)	(27,412)
Other	1,485	—	39	—	—	39
Balance as of June 30, 2022	48,877,652	$5	$675,916	$(4,581)	$(326,747)	$344,593
Exercise of stock options and release of stock units	46,367	—	211	—	—	211
Issuances of common stock under ESPP	23,374	—	150	—	—	150
Stock-based compensation	—	—	5,980	—	—	5,980
Change in unrealized loss on marketable securities	—	—	—	(828)	—	(828)
Net loss	—	—	—	—	(31,958)	(31,958)
Other	3,890	—	31	—	—	31
Balance as of September 30, 2022	48,951,283	$5	$682,288	$(5,409)	$(358,705)	$318,179
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(97,739)	$(90,990)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	20,876	23,097
Depreciation and amortization expense	1,450	1,155
Reduction in carrying amount of right-of-use asset	4,596	4,394
Net (accretion) amortization of (discounts) premiums on marketable securities	(2,817)	1,118
Amortization of debt discount − related party	405	534
Loss on early extinguishment of debt	621	—
Other	120	—
Changes in operating assets and liabilities:
Accounts receivable	973	4,229
Prepaid expenses and other current and long-term assets	1,404	217
Accounts payable	104	(2,257)
Accrued expenses and other current liabilities	(3,866)	2,391
Operating lease liability	(3,489)	575
Deferred revenue	(5,467)	(21,274)
Net cash used in operating activities	(82,829)	(76,811)
Cash flows provided by investing activities:
Proceeds from maturities of marketable securities	219,975	216,382
Purchases of marketable securities	(92,020)	(163,238)
Purchases of property and equipment, net	(1,551)	(4,006)
Net cash provided by investing activities	126,404	49,138
Cash flows (used in) provided by financing activities:
Payment of long-term debt − related party	(12,500)	—
Payments for repurchase of common stock for tax withholding	(110)	—
Proceeds from exercise of stock options	58	730
Other	369	370
Net cash (used in) provided by financing activities	(12,183)	1,100

Net change in cash, cash equivalents and restricted cash	31,392	(26,573)
Cash, cash equivalents and restricted cash at beginning of period	33,033	79,403
Cash, cash equivalents and restricted cash at end of period	$64,425	$52,830

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$64,425	$52,830
Less: restricted cash	(3,454)	(3,279)
Cash and cash equivalents at end of the period	$60,971	$49,551

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,003	$—
Cash paid for interest − related party	$990	$1,203
Cash paid for leases	$6,421	$5,083

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$54	$1,455
Operating lease liabilities arising from obtaining right-of-use assets	$—	$44,067
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
The Company has incurred recurring losses since its inception, including net losses of $97.7 million and $91.0 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $493.6 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $246.4 million as of September 30, 2023 will be sufficient to fund its operations into the second half of 2025. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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

Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 23, 2023.
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
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$43,118	$43,118	$—	$—
Corporate debt securities	9,927	—	9,927	—
U.S. Treasury securities	7,676	—	7,676	—
Marketable securities:
Corporate debt securities	126,996	—	126,996	—
U.S. government debt securities	48,548	—	48,548	—
U.S. Treasury securities	9,911	—	9,911	—
Total cash equivalents and marketable securities	$246,176	$43,118	$203,058	$—
There have been no transfers between fair value levels during the nine months ended September 30, 2023.
The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at

December 31, 2022 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$28,705	$28,705	$—	$—
U.S. Treasury securities	799	—	799	—
Marketable securities:
Corporate debt securities	234,327	—	234,327	—
U.S. government debt securities	47,641	—	47,641	—
U.S. Treasury securities	25,393	—	25,393	—
Total cash equivalents and marketable securities	$336,865	$28,705	$308,160	$—
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
Note 4. Marketable securities
Marketable securities as of September 30, 2023 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$105,508	$7	$(503)	$105,012
U.S. government debt securities	40,898	—	(223)	40,675
U.S. Treasury securities	9,914	—	(3)	9,911
Marketable securities, non-current:
Corporate debt securities	22,112	—	(128)	21,984
U.S. government debt securities	7,927	—	(54)	7,873
Total marketable securities, current and non-current	$186,359	$7	$(911)	$185,455
Marketable securities as of December 31, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$183,270	$2	$(2,068)	$181,204
U.S. government debt securities	40,986	—	(1,184)	39,802
U.S. Treasury securities	25,650	—	(257)	25,393
Marketable securities, non-current:
Corporate debt securities	53,592	2	(471)	53,123
U.S. government debt securities	8,000	—	(161)	7,839
Total marketable securities, current and non-current	$311,498	$4	$(4,141)	$307,361
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of September 30, 2023 or December 31, 2022 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at September 30, 2023 and December 31, 2022, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Property and equipment:
Laboratory equipment	$8,303	$8,757
Leasehold improvements	4,766	4,682
Furniture and fixtures	1,181	1,181
Office equipment	621	529
Construction in progress	223	183
Computer equipment	98	191
Total property and equipment	15,192	15,523
Less: accumulated depreciation	(7,902)	(8,123)
Total property and equipment, net	$7,290	$7,400
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$447	$415	$1,450	$1,155
Note 6. Leases
The Company leases office and laboratory space under a non-cancelable operating lease. In addition, the Company subleases a portion of its office and laboratory space. There have been no material changes to the Company’s lease or sublease during the nine months ended September 30, 2023. For additional information, please read Note 6, Leases, to the audited condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses and other current liabilities:
Accrued research and development	$7,399	$9,824
Accrued compensation and benefits	5,974	6,831
Other	2,111	3,114
Total accrued expenses and other current liabilities	$15,484	$19,769
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2023 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$61,149	$17,722
Option rights	6,757	1,670
Total	$67,906	$19,392
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheet.
Betta Pharma License and Collaboration Agreement
On May 29, 2023, the Company entered into a license and collaboration agreement, or the Betta License Agreement, with Betta Pharma to collaborate on the development and commercialization of CFT8919 in mainland China, Hong Kong SAR, Macau SAR and Taiwan, or the Licensee Territory, with the Company retaining rights to CFT8919 in the rest of the world other than the Licensee Territory, or the C4T Territory.
Under the terms of the Betta License Agreement, the Company grants Betta Pharma an exclusive license under certain of the Company's intellectual property rights to develop, manufacture and commercialize CFT8919 for all uses in humans in the Licensee Territory. Betta Pharma is responsible for all development, regulatory approval, manufacturing and commercialization costs in the Licensee Territory except where Betta Pharma acts as the Company's agent in the Licensee Territory in connection with a global trial sponsored by the Company. As part of the collaboration, Betta Pharma made an upfront cash payment of $10.0 million and has agreed to make up to $357.0 million in aggregate milestone payments, plus tiered royalties on net sales of CFT8919 in the Licensee Territory. These payments are subject to a withholding tax by the State Taxing Authority of the People's Republic of China. Royalties payable from Betta Pharma to the Company range from low to mid double-digit percent, subject to certain reductions under certain circumstances as described in the Betta License Agreement. In addition, as part of the collaboration, the Company has agreed to make milestone payments to Betta Pharma of up to $40.0 million following the Company's receipt of approval of a New Drug Application for CFT8919 from the FDA, with the milestone amount based on the percentage of patients in contemplated clinical trials that were enrolled by Betta Pharma and the line of therapy of the approval. In addition, the Company has agreed to pay Betta Pharma tiered royalties on net sales of CFT8919 in the C4T Territory in the low single digit percent range, subject to reductions under certain circumstances as described in the Betta License Agreement.
In connection with the execution of the Betta License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a Stock Purchase Agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta License Agreement, or the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. Closing under the Betta Stock Purchase Agreement had not occurred as of the date of filing (November 1, 2023).
The collaboration is managed by a joint steering committee, which is composed of representatives from both Betta Pharma and the Company. Following the completion of the dose escalation phase of the Phase 1 trial of CFT8919, Betta Pharma may terminate the Betta License Agreement for convenience upon at least 90 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to regulatory safety stoppages, patent challenges, or a material breach by the other party, subject to certain conditions.
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical manufacturing supply agreement, and (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. As of September 30, 2023, the total transaction price is currently $10.0 million, consisting of the $10.0 million upfront cash consideration. Revenue recognition associated with the Betta Agreements is expected to commence upon the delivery of clinical supply under the clinical manufacturing supply agreement, which has not been executed as of September 30, 2023. The Company has collected the full $10.0 million upfront payment from Betta Pharma, and during the three months ended September 30, 2023, the Company made the related withholding tax payment of $1.0 million to the Chinese tax authorities.
During the three and nine months ended September 30, 2023, no revenue has been recognized under the Betta Agreements. Amounts received or due to the Company that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
Biogen Collaboration Research and License Agreement
In December 2018, the Company entered into a collaboration research and license agreement, or the Biogen Agreement, with Biogen. In February 2020, the Company and Biogen amended the Biogen Agreement to provide further clarity around Biogen’s ownership of target binding moieties (which are portions of molecules), and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provided that Biogen licenses to the Company rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement. Pursuant to the terms of the Biogen Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments for neurological conditions such as Alzheimer's disease and Parkinson's disease through medicines that rely on target protein degradation, or TPD, as their mode of action, all of which are created using the Company’s degrader technology. Under the terms of the Biogen Agreement, the Company was engaged to develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months, ending in June 2023. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility for continued development of each target. As of September 30, 2023, the research term of the Biogen Agreement has expired, though certain research activities on the nominated targets will continue for an additional time period, as contemplated by the Biogen Agreement.
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
As of September 30, 2023, the total transaction price of the Biogen Agreement of $55.0 million is allocated to the research and development services performance obligation and $3.7 million of the allocated transaction price remains unsatisfied. As contemplated by the Biogen Agreement, certain research activities on the nominated targets will continue for a period of time beyond the June 2023 end of the research term.
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
As of September 30, 2023, the total transaction price of the Calico Agreement of $13.0 million was allocated to the research and development services performance obligation and the transaction price has been fully allocated and satisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable on the Company’s condensed consolidated balance sheet.

Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three and nine months ended September 30, 2023 and 2022 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from collaboration agreements:
Roche Agreement	$8,223	$875	$8,736	$4,548
Biogen Agreement	2,849	4,100	7,689	18,350
Calico Agreement	—	1,779	1,070	5,344
Total revenue from collaboration agreements	$11,072	$6,754	$17,495	$28,242
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of September 30, 2023 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$500	$2,464	$11,845	$14,309
Biogen Agreement	—	3,738	—	3,738
Calico Agreement	—	—	—	—
Betta Agreements	—	2,222	7,778	10,000
Total	$500	$8,424	$19,623	$28,047
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
Supplemental financial information related to the collaboration and license agreements for the three and nine months ended September 30, 2023 and 2022 are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized that was included in the contract liability at the beginning of the period	$11,028	$5,517	$16,923	$24,005
Revenue recognized from performance obligations fully or partially satisfied in previous periods	$43	$—	$43	$518
As of September 30, 2023, the aggregate amount of the transaction price allocated to performance obligations under the Roche Agreement, the Biogen Agreement, and the Betta Agreements that were partially unsatisfied was $33.1 million.

Note 9. Long-term debt – related party
Long-term debt – related party consisted of the following (in thousands):

December 31, 2022
Term Loan — related party, net of unamortized debt issuance costs and debt discount of $1,018 at December 31, 2022	$11,482
Less: current portion	2,287
Total long-term debt — related party, net of current and discount	9,195
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
In June 2020, the Company drew down on the first tranche of $12.5 million, or the Term Loan. The Company elected not to draw down the second tranche, which expired on June 30, 2021.
On May 17, 2023, the Company entered into an amendment to the Credit Agreement pursuant to which the Company and its lender agreed to replace the LIBOR benchmark with SOFR, which is regulated by the Federal Reserve Bank of New York. The Company amended its Credit Agreement due to the Financial Conduct Authority's planned phase-out of LIBOR on June 30, 2023. The use of the SOFR rate became effective as of July 1, 2023.
In July 2023, the Company's obligation to pay a prepayment fee was extinguished based on the terms of the Credit Agreement. On July 26, 2023, the Company elected to repay the remaining outstanding principal balance on the Term Loan.In connection with the repayment of the outstanding balance on the Term Loan, the liens on substantially all of the Company's assets were released. The Company incurred a $0.6 million loss on the extinguishment of this debt.
Note 10. Stock-based compensation
Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense:
Research and development	$3,906	$2,636	$9,133	$10,024
General and administrative	4,294	3,375	11,743	13,073
Total stock-based compensation expense	$8,200	$6,011	$20,876	$23,097
Stock options
During the nine months ended September 30, 2023, the Company granted stock options for the purchase of 4,427,620 shares of common stock with a weighted average exercise price of $3.89 per share and a weighted average grant-date fair value of $2.86 per shares. As of September 30, 2023, the unrecognized compensation cost related to outstanding stock options was $42.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Performance-based restricted stock units
During the three and nine months ended September 30, 2023, the Company did not grant any performance-based restricted stock units, or PSUs. 135,301 PSUs vested during the nine months ended September 30, 2023 upon their respective achievement of performance-based vesting criteria. Upon vesting, each PSU automatically converted into one share of the Company’s common stock. The Company indirectly repurchased 17,556 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the PSUs, which tax amounts were remitted to the applicable revenue authorities in cash. As of September 30, 2023, the unrecognized compensation cost related to outstanding PSUs with performance-based vesting criteria that are considered not probable of achievement was $6.4 million.

Time-based restricted stock units
During the three and nine months ended September 30, 2023, the Company issued restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees . These RSUs are valued on the grant date using the grant date market price of the underlying shares. Upon vesting, each RSU automatically converts into one share of the Company’s common stock.
The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	—	$—
Issued	824,600	5.37
Vested	—	—
Forfeited	(68,640)	$5.67
Outstanding as of September 30, 2023	755,960	$5.35
As of September 30, 2023, the unrecognized compensation cost related to outstanding RSUs was $3.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.
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
Note 12. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of September 30, 2023 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Anti-dilutive common stock equivalents:
Options to purchase common stock	9,868,099	6,952,795
Total anti-dilutive common stock equivalents	9,868,099	6,952,795
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(27,037)	$(31,958)	$(97,739)	$(90,990)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	49,212,126	48,921,928	49,103,351	48,827,503
Net loss per share − basic and diluted	$(0.55)	$(0.65)	$(1.99)	$(1.86)

Note 13. Income taxes
As of December 31, 2022, the Company recorded no income tax provision or benefit due to losses generated in the U.S. where no benefit was recorded due to the valuation allowance. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets as of September 30, 2023.
The Company’s effective tax rate in the nine months ended September 30, 2023 was impacted by the Chinese withholding tax obligation related to the upfront payment received in connection with the Betta License Agreement, as described in Note 8, Collaboration and license agreement, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which resulted in a tax provision of $1.0 million and an effective tax rate of (1.0)%.
Note 14. Subsequent events
On October 30, 2023, the Board of Directors approved the Company's decision to not advance CFT8634 beyond the Phase 1 dose escalation portion of the Phase 1/2 clinical trial. Costs associated with the decision to suspend the program are not expected to be material

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in NSCLC. In May 2023, we entered into an exclusive licensing agreement for the development and commercialization of CFT8919 in Greater China, including Hong Kong SAR, Macau SAR and Taiwan, with Betta Pharmaceuticals, Co., Ltd, or Betta Pharma. Additionally in June 2023, the FDA cleared the investigational new drug, or IND, application for CFT8919. We expect to initiate clinical trial activities outside Greater China following the completion of Betta Pharma's Phase 1 dose escalation trial in Greater China.
On November 1, 2023, we announced that we will not advance CFT8634 beyond the Phase 1 dose escalation portion of the Phase 1/2 clinical trial. CFT8634 is an orally bioavailable BiDAC degrader of a protein target called BRD9, in clinical development for synovial sarcoma and SMARCB1-null solid tumors. Data presented at the Connective Tissue Oncology Society Annual Meeting in November 2023, demonstrated that administration of CFT8634 led to deep and durable degradation of BRD9 across all dose levels, however, BRD9 degradation did not result in sufficient efficacy in heavily pre-treated patients with synovial sarcoma and SMARCB1-null solid tumors.
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
Income tax expense
Income tax expense consists of a withholding tax payment made in respect to our receipt of an upfront payment under the Betta License Agreement, which is discussed in greater detail in Note 8, Collaboration and license agreements, and Note 13, Income Taxes, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of operations
Comparison of the three and nine months ended September 30, 2023 and 2022
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from collaboration agreements:
Roche Agreement	$8,223	$875	$8,736	$4,548
Biogen Agreement	2,849	4,100	7,689	18,350
Calico Agreement	—	1,779	1,070	5,344
Total revenue from collaboration agreements	$11,072	$6,754	$17,495	$28,242
The $4.3 million increase in revenue in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 is primarily driven by:
•a $7.3 million increase in revenue recognized under the Roche Agreement, resulting from our September 2023 completion of research activities for a nominated target;
•a $1.3 million decrease in revenue recognized under the Biogen Agreement, resulting from the additional research activities that will be performed on the nominated targets for a period of time period following the June 2023 end of the research term, all as contemplated by the Biogen Agreement; and
•a $1.8 million decrease in revenue recognized under the Calico Agreement, as a result of the performance obligation and transaction price becoming fully satisfied as of March 31, 2023.
The $10.7 million decrease in revenue in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily driven by:
•a $10.7 million decrease in revenue recognized under the Biogen Agreement, resulting from the additional research activities we will perform on the nominated targets for a period of time period following the June 2023 end of the research term, all as contemplated by the Biogen Agreement;
•a $4.3 million decrease in revenue recognized under the Calico Agreement, as a result of the performance obligation and transaction price becoming fully satisfied as of March 31, 2023; and
•a $4.2 million increase in revenue recognized under the Roche Agreement, resulting from our September 2023 completion of research activities for a nominated target.
Research and development expense
The following table summarizes our research and development expense for the three and nine months September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses:
Personnel expenses	$12,066	$9,610	$32,977	$31,163
Preclinical development and discovery expenses	5,303	11,342	21,644	32,050
Clinical expenses	4,549	3,124	12,136	6,699
Facilities and supplies	3,222	3,221	10,277	10,498
Professional fees	2,119	1,522	6,729	4,754
Intellectual property and other expenses	1,088	844	3,552	2,025
Total research and development expenses	$28,347	$29,663	$87,315	$87,189

The $1.3 million decrease in research and development expense in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is primarily driven by:
•a $6.0 million decrease in preclinical expenses as a result of additional programs progressing to clinical stages;
•a $1.4 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trials of CFT7455, CFT8634, and CFT1946; and
•a $2.5 million increase in personnel expenses primarily a result of the vesting of PSUs during the three months ended September 30, 2023.
The $0.1 million increase in research and development expense in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily driven by
•a $5.4 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trials of CFT7455 and CFT1946, as well as the Phase 1 clinical trial of CFT8634;
•a $2.0 million increase in professional fees;
•a $1.8 million increase in personnel expenses, representing salary, and benefit costs, including an increase in salaries and wages due to an increase in headcount from the build out of our clinical development team;
•a $1.5 million increase in intellectual property and other expenses; and
•a $10.4 million decrease in costs resulting from less IND-enabling activities as programs transition to the clinic.
General and administrative expense
The following table summarizes our general and administrative expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses:
Personnel expenses	$8,086	$6,817	$23,151	$23,243
Professional fees and other expenses	2,447	2,762	8,633	9,051
Total general and administrative expenses	$10,533	$9,579	$31,784	$32,294
The $1.0 million increase in general and administrative expense in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is primarily driven by a $1.3 million increase in personnel expenses primarily a result of the vesting of PSUs during the three months ended September 30, 2023.
The $0.5 million decrease in general and administrative expense in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily driven by a $0.4 million decrease in professional fees and other expenses.
Other income (expense), net
The following table summarizes our other income (expense), net for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other income (expense), net:
Interest and other income, net	$2,562	$1,084	$6,862	$1,866
Loss on extinguishment of long term debt	(621)	—	(621)	—
Interest expense and amortization of long-term debt − related party	(167)	(554)	(1,373)	(1,615)
Total other income (expense), net	$1,774	$530	$4,868	$251

The $1.2 million increase in other income (expense), net in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is primarily driven by a $1.5 million increase in interest and other income resulting from higher interest earned on our investments during the three months ended September 30, 2023.
The $4.6 million increase in other income (expense), net in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily driven by a $5.0 million increase in interest and other income resulting from higher interest earned on our investments during the nine months ended September 30, 2023.
Income tax expense
The $1.0 million increase in income tax expense for the three and nine months ended September 30, 2023 and 2022, was a result of a 10% withholding tax to the State Taxation Administration of the People's Republic of China on the $10.0 million upfront cash payment received under the Betta License Agreement.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and through payments from collaboration partners. As of September 30, 2023, we had cash, cash equivalents and marketable securities of approximately $246.4 million.
Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(82,829)	$(76,811)
Net cash provided by investing activities	126,404	49,138
Net cash (used in) provided by financing activities	(12,183)	1,100
Total net change in cash, cash equivalents and restricted cash	$31,392	$(26,573)
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2023 was driven primarily by the following uses of cash:
•net loss of $97.7 million;
•$5.5 million change in deferred revenue due to the recognition of revenue under our collaboration agreements, offset by the allocated transaction price that remains unsatisfied related to the Betta License Agreement;
•$3.9 million change in accrued expenses and other current liabilities;
•$3.5 million change in our operating lease liability; and
•$2.8 million change in net accretion of discounts on marketable securities.
These were offset by:
•non-cash expenses of $24.5 million, which primarily consisted of stock-based compensation expense of $20.9 million;
•$1.4 million change in prepaid expenses and other current and long-term assets; and
•$1.0 million change in accounts receivable.
Net cash used in operating activities for the nine months ended September 30, 2022 was driven primarily by the following uses of cash:
•net loss of $91.0 million;

•$21.3 million change in deferred revenue due to the recognition of revenue under our collaboration agreements; and
•$2.3 million change in accounts payable.
These were offset by:
•non-cash expenses of $30.3 million, which primarily consisted of stock-based compensation expense of $23.1 million;
•$4.2 million change in accounts receivable; and
•$2.4 million change in accrued expenses and other liabilities.
Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2023 was driven primarily by $128.0 million of maturities of marketable securities, net of purchases.
Net cash provided by investing activities for the nine months ended September 30, 2022 was driven primarily by $53.1 million of maturities of marketable securities, net of purchases.
Financing activities
Net cash used in financing activities for the nine months ended September 30, 2023 was driven primarily by $12.5 million from principal payments made on the Term Loan.
Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to $0.7 million from exercises of stock options.
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Calico, Biogen, and Betta Pharma, we do not have any committed external sources of funds as of September 30, 2023. In connection with the execution of the Betta License Agreement, we, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a Stock Purchase Agreement, or the Betta Stock Purchase Agreement, and together with the Betta License Agreement, or the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of our common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represents a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement.
Closing under the Betta Stock Purchase Agreement is subject to customary closing conditions, as well as continued effectiveness of the Betta License Agreement and Betta Investment’s receipt of a certificate of outbound investment by enterprises by the Ministry of Commerce of the People’s Republic of China, the National Development and Reform Commission of the People’s Republic of China and State Administration of Foreign Exchange of the People’s Republic of China or their local counterparts. As of September 30, 2023, we and Betta Investment have met all closing conditions and Betta Investment has received the required certificates. The closing under the Betta Stock Purchase Agreement had not occurred as of September 30, 2023.
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
At-the-market equity program
In November 2021, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. Simultaneously, we entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus and any prospectus supplement filed with the Registration Statement, or the ATM Program. As of September 30, 2023, no sales have been made under the ATM Program.

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
During the nine months ended September 30, 2023, except for the minimum rental commitments disclosed in Note 6, Leases, and Note 9, Long-term debt – related party, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates. Our marketable securities are subject to interest rate risk and may decrease in value if market interest rates increase. As of September 30, 2023, we had marketable securities of $185.5 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.6 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $97.7 million and $91.0 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 we had an accumulated deficit of $493.6 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
We had cash, cash equivalents, and marketable securities of approximately $246.4 million as of September 30, 2023. We believe that these funds will be sufficient to fund our planned operating expenses into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
•the success of our ongoing collaborations with Roche and Betta Pharma;
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
•any delays or interruptions, including delays due to any global health epidemics, that we experience in our preclinical studies, clinical trials, and/or supply chain;
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
Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies or clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if evidence of target degradation does not correlate with clinical efficacy, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for those product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.
While we have commenced clinical trials of three of our product candidates, we have not yet initiated clinical trials for any of our other product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target toxicity, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, due to observed safety signals, we previously modified the dosing schedule in our ongoing Phase 1/2 clinical trial of CFT7455 as we continue to advance this clinical trial. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition, and prospects.
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
While we have commenced clinical trials of three product candidates, all of our other product candidates are still in preclinical development or in the discovery stage at this time and the risk of failure for all of our product candidates remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely initiation, completion or outcome of our preclinical studies and, other than in the cases of our three clinical stage programs where the FDA has cleared the IND for our first-in-human studies of the drug candidate, we cannot predict if the FDA or similar regulatory authorities outside the United States will allow us to commence our proposed clinical trials or if the outcome of our preclinical studies ultimately will support the further development of any of our product candidates.
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
Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. While we have commenced clinical trials of three of our product candidates, we do not know whether any of our other preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.
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
If serious adverse events, undesirable side effects or unexpected characteristics or results are identified during the development of any product candidates we may develop, we may need to modify, abandon, or limit our further clinical development of those product candidates.
While we have commenced clinical trials of three of our product candidates, all of our other product candidates are still in the preclinical or discovery stages at this time, which means that we have not yet evaluated any of our other product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that any of the product candidates developed through our TORPEDO platform will not cause undesirable side effects, which could arise at any time during preclinical or clinical development.
A potential risk with product candidates developed through our TORPEDO platform, or in any protein degradation product candidate, is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein in and of itself could cause adverse events, undesirable side effects or unexpected characteristics or results. There is also the potential risk of delayed adverse events following treatment using product candidates developed through our TORPEDO platform.
If any product candidates we develop are associated with serious adverse events or undesirable side effects or have other characteristics or results that are unexpected, we may choose or need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The occurrence of any of these types of events would have an adverse effect on our business, financial condition, results of operations, and prospects. Many product candidates that initially showed promise in early-stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further clinical development of the product candidates or limited their competitiveness in the market. For example, single agent BRAF inhibitors can cause a secondary malignancy called keratocanthoma, which is a skin cancer caused by paradoxical activation of BRAF upon inhibitor binding.
If we experience delays or difficulties in the enrollment of patients in our clinical trials, our timelines for submitting for and receiving necessary marketing approvals could be delayed or prevented.
We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. We progressed three product candidates, CFT7455, CFT8634, and CFT1946, into first-in-human clinical trials in June 2021, May 2022, and December 2022, respectively. While we believe that we will be able to enroll a sufficient number of patients into each of our ongoing clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:
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
While our current clinical stage programs are focused on oncology targets, a key element of our strategy is to apply our TORPEDO platform to develop product candidates that address a broad array of targets and new therapeutic areas, such as neurodegeneration, diseases of aging and infectious disease. The therapeutic discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
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
Even if we or, in the case of CFT8919, Betta Pharma, receive marketing approval of any of our product candidates, our products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, any of which would impact our business.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), Beigene Co. Ltd., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer

Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis AG, Nurix Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., Phoremost, Ltd., Prelude Therapeutics, Inc., Proteovant Therapeutics, Inc., Roche AG, Salarius Pharmaceuticals Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our product candidates or products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. For example, on May 1, 2023, we filed a petition with the USPTO Patent Trial and Appeal Board, or PTAB, seeking a post-grant review of all the claims of U.S. patent number 11,414,416 (referred to as the ‘416 patent), and on October 23, 2023, we filed a petition with PTAB seeking post-grant review of all the claims of U.S. patent number 11,560,381 (referred to as the ‘381 patent). Both the ‘416 patent and the ‘381 patent relate to compounds for the treatment of BRD9-related disorders. The ‘416 patent challenge was successfully resolved as a result of the patent owner filing, on August 21, 2023, a statutory disclaimer of all the ‘416 patent claims, thereby relinquishing all their legal rights to and under the ‘416 patent. We may or may not be successful in our efforts to challenge the ‘381 patent. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.
Our product candidates, if and when approved, will be subject to The Drug Price Competition and Patent Term Restoration Act of 1984, which is also referred to as the Hatch-Waxman Act, in the United States, which can increase the risk of litigation with generic companies trying to sell our products and may cause us to lose patent protection.
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
We may seek Breakthrough Therapy designation for some or all of our current and future product candidates, including CFT7455 and CFT1946. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
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
We have obtained Orphan Drug Designation for CFT7455, and if we decide to seek Orphan Drug Designation for any other current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.
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
Additionally, a California ballot initiative, the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023 imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA, as amended by the CPRA, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Additionally, twelve other states have passed broad consumer privacy laws that are similar in many respects to the CCPA. With many other states proposing similar laws, it is quite possible that other states will follow suit and pass comprehensive privacy-focused legislation. This proposed legislation, if enacted, may add additional complexity, further variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Further, in addition to comprehensive laws at the state level, some states have been proposing or passing laws that target particular aspects of privacy. For example, the state of Washington has passed a wide-ranging law that protects the privacy of medical and health-related information that is not covered by HIPAA and a small number of states have passed laws specifically focused on biometric information.
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
Outside of the United States, we also face the challenge of stringent privacy and data protection laws. For example, legislators in the European Economic Area, or EEA, adopted the European Union, or EU, General Data Protection Regulation, or EU GDPR, and the EU GDPR, as transposed into the laws of the United Kingdom, the UK GDPR, collectively referred to as the GDPR. The GDPR imposes more stringent data protection compliance requirements on controllers and processors of personal data of subjects located in the EEA and UK, including special protections for "special category data," which includes health, biometric, and genetic information and provides for significant penalties for noncompliance. Further, the GDPR provides a broad right for EEA Member States to create supplemental national laws, as laws relating to the processing of health, genetic, and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition. The GDPR includes compliance obligations that may be applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to the greater of €20 million (£17.5 million under the UK GDPR) and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 of the GDPR). In addition to such fines, we may be subject to litigation and/or adverse publicity, which could have a material adverse effect on our reputation and business.
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
The GDPR requires us to inform data subjects of how we process their personal data and how they can exercise their rights, ensure we have a valid legal basis to process personal data (if this is consent, the requirements for obtaining consent carries a higher threshold), and appoint a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale. In addition, the GDPR introduces mandatory data breach notification requirements throughout the EEA and UK, requires us to maintain records of our processing activities and to document data protection impact assessments where there is high risk processing, imposes additional obligations on us when we are contracting with service providers, requires appropriate technical and organizational measures be put in place to safeguard personal data and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit. We are taking steps to comply with the GDPR as appropriate and as and when applicable to us, but this is an ongoing compliance process. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices. If our efforts to comply with GDPR or other applicable EEA and UK laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EEA and/or the UK.
Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to other regions outside the EEA/UK, or third countries, that have not been deemed to offer “adequate” privacy protections by the competent data protection authorities, including the United States in certain circumstances, unless a derogation exists or adequate international transfer safeguards (for example, the European Commission approved Standard Contractual Clauses, or the EU SCCs, and the UK International Data Transfer Agreement/Addendum, or the UK IDTA) are put in place. Where relying on the EU SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments on the transfers made pursuant to the EU SCCs and UK IDTA, on a case-by-case basis, to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as provided in the EEA and UK, and may be required to adopt supplementary measures if this standard is not met. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data. Any inability to transfer personal data from the EEA to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.
Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Further, the UK government has introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.
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
We expect to experience significant growth in the number of our employees and the scope of our operations as we approach commercialization of one or more of our product candidates, particularly in the areas of drug development, manufacturing, regulatory affairs, and, if any of our product candidates receives or is expected to receive marketing approval, sales, marketing, and distribution. In the future, we may need to increase the size of our general and administrative teams to support the growth of our business, our stage of company and/or the requirements of being a publicly traded company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the significant volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. In recent months, we have observed increased economic uncertainty in the United States and abroad. Our operations could be adversely affected by economic and political changes in the markets, including higher inflation rates, increasing interest rates, supply chain disruptions, recessions, trade restrictions, tariff increases or potential new tariffs, and economic embargoes imposed by the United States. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates, and could also impact our ability to raise additional capital when needed on acceptable terms, if at all. Our general business strategy may be adversely affected by any economic downturn of this nature, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costly and dilutive, or not available at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
In the three months ended September 30, 2023, the Company granted two employees an aggregate amount of 351,000 shares of the Company's common stock (the “Inducement Grants”) in transactions exempt from registration under Section 4(a)(2) of the Securities Act, with the Inducement Grants being made on July 10, 2023 and July 17, 2023. The Inducement Grants were granted as inducements material to these individuals entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of the Inducement Grants.
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
Purchase of Shares of Company Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.3

3.2	Second Amended and Restated By-laws of the Registrant	S-1	333-248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders	S-1	333-248719	09/10/2020	4.2

4.2	Stock Purchase Agreement, dated May 29, 2023, by and among C4 Therapeutics, Inc., Betta Pharmaceuticals Co., Ltd. and Betta Investment (Hong Kong) Limited.	8-K	001-39567	05/30/2023	10.2

4.3*	Executive Compensation Recovery Policy					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

C4 THERAPEUTICS, INC.

Date: November 1, 2023	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	By:	/s/ Kendra R. Adams
Kendra R. Adams
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 1, 2023	By:	/s/ Mark Mossler
Mark Mossler
Chief Accounting Officer (Principal Accounting Officer)