Form 10-K
period 2023-12-31
C4 Therapeutics, Inc.
filed 2024-02-22
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023, was $129,573,953.
The number of shares of Registrant’s Common Stock outstanding as of February 14, 2024 was 68,600,669.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•the ability and willingness of our third-party strategic collaborators to continue research, development, and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, Biogen MA, Inc., or Biogen, Betta Pharmaceuticals, Co., Ltd., or Betta Pharma, and Merck Sharp & Dohme, LLC, or Merck, or other new collaboration agreements;
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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part I, Item 1A - Risk Factors in this Form 10-K. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $132.5 million and $128.2 million for the years ended December 31, 2023 and 2022, respectively.
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
•While we are a clinical-stage company and have commenced clinical trials of several product candidates, we have never completed a clinical trial of any of our product candidates. Our business could be harmed if we are unable to develop, obtain regulatory approval for and/or commercialize our product candidates, or if we experience significant delays in doing any of these things.
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
•We have ongoing collaboration agreements with Roche, Betta Pharma, and Merck, as well as collaboration agreements with Biogen and Calico, whose research terms expired on June 30, 2023 and March 13, 2023, respectively. We may also seek to enter into additional collaborations in the future with third parties for the development and/or commercialization of certain of our product candidates. However, we may never realize the full potential benefits under these existing or potential collaboration arrangements.
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
v

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation, or TPD, science to create a new generation of small-molecule medicines that transform patients’ lives. By leveraging our proprietary TORPEDO platform, we have the capability to efficiently design and optimize small molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. We believe our novel oral product candidates have the potential to overcome drug resistance often seen with inhibitors, target currently “undruggable” targets and improve patient outcomes. To date, we have successfully designed and advanced several protein degraders into the clinic across a range of target classes and, based on data from our clinical trials, our product candidates have demonstrated robust target degradation.
Our TORPEDO platform has the capability to design two types of protein degraders and both degrader approaches are reflected in our clinical pipeline. We refer to the first type of degrader as MonoDAC degraders, which are referred to by some in the industry as “molecular glues.” MonoDAC degraders function by binding to E3 ligases and creating a new surface on the E3 ligases that enhances the binding of the E3 ligases to target proteins. We refer to the second type of degrader as BiDAC degraders, which are also referred to by some in the industry as heterobifunctional degraders. BiDAC degraders are designed so that one end of the molecule binds to the disease-causing target protein and the other end binds to the E3 ligase. Each of these degrader approaches is intended to result in the same end point: bringing the E3 ligase in close enough proximity to the disease-causing protein, so that the E3 ligase can “tag” it for destruction.
Our preclinical and clinical pipeline includes MonoDAC and BiDAC degraders that have the potential to target disease causing proteins for various cancers and other indications in areas of unmet patient need. Our wholly owned pipeline is focused on oncology and our partnership strategy allows us to explore other indications. Our full pipeline, including partnerships, is reflected in the image below.
Our most advanced product candidate, CFT7455, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3, currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphoma, or NHL. There is a strong mechanistic rationale and well-defined biology to target IKZF1 and IKZF3 and targeting them with a novel degrader has the potential to address a significant unmet need. In our preclinical studies, this product candidate has demonstrated potent and selective protein degradation with favorable pharmacological properties. We initiated a first-in-human Phase 1/2 clinical trial for this product candidate in June 2021. In August 2021, the United States Food and Drug Administration, or FDA, granted orphan drug designation to CFT7455 for the treatment of MM. In December 2023, we presented positive clinical data from the dose escalation portion of the CFT7455 Phase 1/2 trial as a monotherapy and in combination with dexamethasone in MM. We continue to progress the ongoing Phase 1/2 clinical trial in MM and NHL.

Our next most advanced product candidate, CFT1946, is an orally bioavailable BiDAC degrader designed to be potent and selective against BRAF V600X mutant proteins to treat melanoma, non-small cell lung cancer, or NSCLC, colorectal cancer, or CRC, and other malignancies that harbor this mutation. In preclinical studies, CFT1946 is more efficacious than the standard of care therapies in CRC and NSCLC BRAF V600X xenograft models and in a melanoma patient-derived xenograft, or PDX, BRAF inhibitor resistance model. Additionally, CFT1946 is active in a preclinical metastatic melanoma central-nervous system, or CNS, model. In January 2023, we initiated a first-in-human Phase 1/2 clinical trial of CFT1946 for the treatment of BRAF V600X mutant solid tumors including NSCLC, CRC and melanoma. In January 2024, we shared PK and PD data from the first two dose escalation cohorts of the ongoing Phase 1/2 trial demonstrating dose proportional exposure and oral bioavailability, which are associated with deep BRAF degradation. We continue to progress the ongoing Phase 1/2 clinical trial in BRAF V600X cancers, including melanoma, NSCLC, and CRC.
Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in NSCLC. In preclinical studies, CFT8919 demonstrated equipotent anti-proliferation activity against EGFR mutations resistant to EGFR inhibition, including L858R-C797S, L858R-T790M, and L858R-T790M-C797S compared to L858R single mutation in Ba/F3 cell models in vitro. In May 2023, we entered into a license and collaboration agreement with Betta Pharma to collaborate on the development and commercialization of CFT8919 in mainland China, Hong Kong SAR, Macau SAR and Taiwan, with us retaining rights to develop and commercialize CFT8919 in the rest of the world. Additionally in June 2023, the FDA cleared the investigational new drug, or IND, application for CFT8919 and in December 2023, Betta Pharma received clinical trial application, or CTA, clearance for CFT8919 from China's National Medical Product Administration.
Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against both clinically validated and currently undruggable targets for our own proprietary pipeline and for the pipeline we are developing in collaboration with Merck, Biogen and Roche. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology, as well as in therapeutic areas such neurodegenerative diseases. We also believe there are many therapeutic areas and indications where leveraging our TORPEDO platform to develop novel degraders may be advantageous.
Our Strategy
We are committed to transforming the treatment of cancer and other diseases through the discovery, development, and commercialization of novel therapies that destroy disease-causing proteins.
Key elements of our strategy are to:
•Advance our clinical oral oncology degrader programs. Using our proprietary TORPEDO platform, we have generated novel product candidates for the treatment of cancer that we believe have the potential to improve patients’ outcomes. Based on the results of our clinical trials, we will work with the FDA to discuss potential expedited development and accelerated approval pathways for our product candidates as applicable.
•Continue to focus our internal pipeline on oncology targets that we believe could benefit from a TPD approach. Through our target identification process, we evaluate where TPD could have an outsized patient impact, either by its potential to improve upon existing treatment modalities or or by the selection of targets that are currently considered “undruggable” by inhibitors where the biology suggests that degrading those targets could have an impact on the disease. When considering what targets to select for research activities, biology plays an important role. We select targets with a clear genetic link to a disease. We also consider how a degrader could offer a benefit over an inhibitor or other therapeutic option.
We also consider clinical development as part of the target selection process. We review potential targets to ensure we can prospectively select patients for clinical trials and can identify a path to registration. We also evaluate available biomarker assays to help us identify which patients may benefit from the investigational therapy. We are focusing our current proprietary programs on selected oncology indications as well as other indications with our collaboration partners.
•Collaborate with partners to realize the full value of the TORPEDO platform. We have existing strategic collaborations with Roche, Biogen and Merck under which we are working to identify and develop novel degraders across multiple therapeutic areas and targets, including new modalities such as degrader-antibody-conjugates, or DACs. These partnerships allow us to advance and accelerate our research and enable access to additional capabilities and expand the utility of our TORPEDO platform.

Overview of Protein Degradation
Protein Degradation
Proteins are large, complex molecules that play many critical roles in the human body. Due to their central role in biological function, protein interactions control mechanisms leading to healthy and diseased states. Diseases are often caused by mutations that alter the normal function of proteins and in turn lead to protein dysfunction and then disease. Recent scientific advances continue to implicate the role of specific proteins in multiple disease states.
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
High Selectivity
One of the primary challenges of protein inhibition is attempting to identify and develop molecules that only target cancerous cells or disease-causing proteins without having deleterious effects on normal cells or other proteins, commonly referred to as off-target effects.
Each step in the protein degradation catalytic cycle requires specific positioning of the target protein and E3 ligase to progress through the cycle, and these positioning requirements can serve as filters to increase selectivity of a degrader molecule so that only the target protein is ultimately degraded, even if the degrader binds to multiple proteins. For example, degraders not only interact with the target protein, but must do so in such a way that targets an E3 ligase and assumes a ternary complex conformation amenable to productive target protein ubiquitination. As a result, even if a degrader were to bind to a non-target protein, the resulting ternary complex may not have a conformation that is appropriate to facilitate ubiquitination and subsequent degradation. We are able to leverage these intrinsic properties of the ubiquitin-proteasome protein degradation pathway to design degraders to be highly selective for disease-causing proteins.
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
Our TORPEDO Platform
Our proprietary TORPEDO platform is a collection of experimental approaches and tools that give us the ability to design, analyze and predict degrader performance, which allows us to design degraders at the molecular level to have enhanced potency and selectivity. Key elements of the platform include:
•Focus on Catalytic Efficiency: We seek to optimize catalytic degradation turnover by focusing our analytical techniques and predictive models on the relationship between degrader properties and ultimate protein degradation. Our degraders are designed to activate the E3 ligase and facilitate target protein binding and ubiquitination, resulting in rapid overall target degradation. The ability of our degraders to repeat this process recursively, with the same single degrader molecule interacting with many copies of the target protein, allows us to optimize our product candidates for catalytic degradation turnover and, as a result, create candidates that have the potential to provide a greater therapeutic effect. Our MonoDAC degraders and BiDAC degraders need to achieve sufficient binding affinity to initiate brief ternary complex formation, but, unlike traditional inhibitors, they do not need to achieve prolonged stable binding to achieve desired physiological effects. In a number of our preclinical research studies, we have observed that even weaker binders can still result in very efficient degraders since they may allow for higher rates of catalytic degradation turnover, which is something we prioritize to achieve greater activity.
•Investment in Cereblon: Our lead degraders utilize Cereblon as the E3 ligase. There are over 600 E3 ligases in the human proteome, of which the biology has been well characterized in no more than 50. A limited number of E3 ligases, including Cereblon, VHL, MDM2, IAPs and ß-TRCP, have been reported to be suitable for targeted protein degradation. We have chosen to focus on Cereblon as the E3 ligase target of our protein degradation approach for several reasons:
◦Extensive clinical experience with the approved drugs thalidomide, lenalidomide and pomalidomide has shown that using Cereblon can effect target degradation in a way that impacts human disease. The mechanism of action of these molecules is to degrade disease targets, specifically IKZF1 and IKZF3, by bringing them into complex with Cereblon. Lenalidomide and pomalidomide are both approved drugs that have served as part of the standard of care for the treatment of MM since their approvals in 2006 and 2013, respectively. Together, this experience clinically validates Cereblon as an E3 ligase that can be harnessed to produce effective drugs.
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
By focusing on catalytic efficiency and leveraging Cereblon, we have built capabilities unique to the TPD field. With these capabilities, we can:
•Design, analyze and predict degrader performance: We have made a significant investment in computational methods and tools to enhance our ability to rationally design degraders. In silico models allow us to design degraders with enhanced potency and selectivity across our pipeline. Additionally, our cellular degradation assays provide high-quality data that we analyze using a proprietary and unique framework based on fundamental enzymology principles, which allow us to predict both the depth and duration of target degradation at any dose in vivo.
◦We have developed high-throughput cellular degradation assays that are designed to produce quantitative data showing the relationship between degrader concentration and target protein degradation. This approach allows protein degradation quantitation with greater precision and higher throughput than traditional Western blot approaches. The application of our experimental data to our proprietary models then allows us to predict protein degradation kinetics and allows us to rapidly iterate and improve on degrader candidates and design for properties that optimize catalytic degradation turnover.
◦We have also established an enzymology framework that assesses and balances the relationship between degrader concentration, time, and target protein degradation to identify the key kinetic parameters of degrader induced protein degradation. We have extended this framework to proprietary PK/PD models, which integrate these kinetic parameters with metabolism and PK exposure profiles to predict in vivo degrader performance. Our predictions of degrader performance are routinely validated through in vivo PD experiments with measurements of target degradation from tumor samples using standard western blot assays. We have found that these models linking cellular assays with predicted in vivo performance have significantly accelerated our discovery process, and we believe that this will increase the likelihood of successfully transitioning from preclinical models to the clinic.
•Develop both MonoDAC and BiDAC degraders: Our platform provides the flexibility to address different classes of disease-causing proteins with a tailored approach. For those target proteins where a ligandable binding site exists, we can develop BiDAC degraders leveraging our Cereblon toolkit. For target proteins where a ligandable binding site is not present or lacks sufficient specificity, such as transcription factors, we can leverage our proprietary MonoDAC library of over 7,000 compounds to screen for hits against the target. Once we have a confirmed hit on a target, we are able to leverage the other elements of our TORPEDO platform to optimize either a MonoDAC or a BiDAC degrader.
These features help focus our platform on the creation of product candidates that we believe will present minimized biology and toxicity risk, while also addressing unmet medical needs.
Our Product Candidates—Highly Potent and Selective Targeted Protein Degraders
We are currently conducting first-in-human Phase 1/2 clinical trials for CFT7455 and CFT1946. These programs are directed towards targets that remain inadequately treated with available therapies.
CFT7455: A IKZF1/3 Degrader for Multiple Myeloma and non-Hodgkin's Lymphoma,
We are developing CFT7455, an orally bioavailable degrader designed to target IKZF1/3, for the treatment of MM and NHL. We have chosen IKZF1 and IZKF3 as our initial targets for degradation because of their strong mechanistic rationale and well-defined biology. In preclinical studies, CFT7455 has shown robust activity in MM, peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL, subcutaneous xenograft mouse models, providing preclinical proof of concept. We believe that the differentiated pharmacology of CFT7455, including its high potency, may translate into improved clinical outcomes in each of the indications in which we are pursuing its development.
In December 2023, we presented clinical data from the ongoing CFT7455 Phase 1/2 clinical trial as a monotherapy and in combination with dexamethasone in MM. The data showed that the 14 days on/14 days off schedule was optimal and that CFT7455 was well tolerated as of the data cutoff date, with neutropenia, an expected on-target toxicity, observed as the most common Grade 3 or above adverse event. Additionally, CFT7455 demonstrated anti-myeloma activity and International Myeloma Working Group, or IMWG, responses in patients who have undergone numerous lines of prior therapy for MM, including B-cell maturation antigen, or BCMA, therapies.
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
Our First-in-Human Phase 1/2 Trial
In June 2021, we initiated a first-in-human Phase 1/2 clinical trial for CFT7455. This trial is designed to primarily investigate safety, tolerability, and anti-tumor activity. Secondary and exploratory objectives are to characterize the PK and PD profile of CFT7455. The trial is evaluating CFT7455 as a monotherapy for patients with NHL, as well as in combination with dexamethasone for patients with relapsed or refractory MM. We continue to enroll patients in these two arms of the Phase 1 dose escalation trial.

Multiple Myeloma
In the United States, MM represents nearly 1.8% of all new cancer cases. The National Cancer Institute estimated that there were 35,730 new cases of MM in the United States and 12,590 deaths from the disease in 2023. Although overall outcomes for patients with MM have improved substantially over the past several decades, patients with MM have a poor prognosis and the predicted median five-year relative survival rate is only 57.9%, according to the National Institute of Health, or NIH. As such, there remains a significant unmet need.
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
However, despite the various treatment options, most patients will ultimately progress and/or experience serial relapse. In our CFT7455 clinical program, we are initially focusing on patients with relapsed or refractory MM who have received at least three lines of specified prior therapy, including lenalidomide, pomalidomide, proteasome inhibitors and an anti-CD38 monoclonal antibody, or mAb. We believe that the dose escalation data from the ongoing CFT7455 Phase 1/2 trial has the potential to demonstrate that CFT7455 can have a meaningful benefit for patients.
Peripheral T-cell Lymphomas
PTCLs are a heterogeneous and typically aggressive group of NHLs. The Surveillance, Epidemiology and End Results Program or SEER Program, of the NIH estimated that there were 80,540 new cases of NHL in the United States and 20,180 deaths from the disease in 2023. PTCLs comprise approximately 5 to 15% of all NHL diagnoses in the United States and Europe. The five-year overall survival of patients with PTCL is 30-50%.
PTCL is a heterogeneous malignancy with many subtypes and while the outcomes in these subtypes vary, many patients with PTCL do poorly. For example, in patients with PTCL in whom no subtype is defined, which is often referred to as PTCL not otherwise specified or PTCL-NOS, the five-year overall survival is approximately 20% to 32%. Further, patients with angioimmunoblastic, natural killer/T-cell lymphoma, adult T-cell leukemia/lymphoma, hepatosplenic, enteropathy type or ALK-peripheral T-cell lymphoma all have a median five-year overall survival of less than 50%. Although initial overall response rates for chemotherapy are approximately 40% to 75%, most patients ultimately relapse. Median progression free survival, or PFS, following chemotherapy is 12 to 14 months, with a median five-year survival rate of approximately 20% to 30%. Lenalidomide has been evaluated in PTCL in a Phase 2 clinical trial and shown to have an overall response rate of 22% to 26%. However, Cereblon modulators such as lenalidomide are not widely used nor approved for treating PTCL. Based on our preclinical data, we believe CFT7455 has the potential to create a meaningful benefit for these patients and become an established standard of care for these patients, if approved.
Mantle Cell Lymphoma
MCL is one of the mature B-cell NHLs and comprises approximately 5% of all NHL diagnoses, according to the American Cancer Society. There is an annual incidence of one case per 200,00 people per year according to the NIH. Median overall survival for patients receiving standard therapies is four to five years. Outside of agents being tested in clinical trials, front-line treatment options typically include some combination of conventional chemoimmunotherapy, rituximab, and radiation therapy. Most patients with MCL experience serial relapse and are treated with various agents, including IKFZ1/3-targeting drugs, BTK inhibitors, or the BCL-2 inhibitor venetoclax. Lenalidomide is approved for use in patients with MCL whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib, based in part on an observed overall response rate of approximately 26%. However, lenalidomide is not widely used to treat MCL. Accordingly, we believe that CFT7455 has the potential to meaningfully improve outcomes and become an established standard of care for these patients, if approved.
CFT1946: Degrading BRAF V600X to Treat Melanoma, Colorectal, and Non-small Cell Lung Cancers
We are developing CFT1946, an orally bioavailable degrader of BRAF V600X. We selected BRAF V600X as a target due to its strong mechanistic rationale, well-defined biology, and unmet need. In the United States, BRAF mutations occur in approximately 5% of all cancers, which translates to approximately 100,000 patients diagnosed with BRAF mutated cancers annually. Approximately 70-90% of all BRAF mutations are substituting V600 for another amino acid. We plan to initially pursue development of CFT1946 in three types of cancers: melanoma, in which BRAF V600X mutations occur in approximately 35% of late-stage patients; colorectal, in which BRAF V600X mutations occur in approximately 5 to 10% of patients; and NSCLC, in which BRAF V600X mutations occur in approximately 1-2% of patients. In patients, there remains a high unmet need for those who relapse after, or do not respond to, approved BRAF inhibitors. We are evaluating CFT1946 in a variety of BRAF V600X solid tumors, including melanoma, CRC, and NSCLC, where current standard of care BRAF inhibitor for these specific indications are dabrafenib with trametinib for melanoma in the first-line setting with a progression-free survival, or PFS, of 11.4 months, encorafenib with cetuximab for CRC in the second-line letting with a PFS of 4.2 months, and dabrafenib with trametinib for NSCLC in the second-line setting with a PFS of 15.2 months. We believe that a mutant-specific BRAF V600X degrader could offer a significant mechanistic benefit over currently available BRAF inhibitors and could have the potential to confer significant improvements in clinical outcomes.
Our First-in-Human Phase 1/2 Clinical Trial
In January 2023, we initiated a first-in-human Phase 1/2 clinical trial for CFT1946 and we continue to enroll patients in this ongoing clinical trial. The Phase 1/2 clinical trial will primarily investigate safety, tolerability, and anti-tumor activity, with secondary and exploratory objectives to characterize the PK and PD profile of CFT1946. The initial arm of the Phase 1 portion of the study will evaluate CFT1946 as a single agent in patients with BRAF V600X solid tumors including CRC, melanoma, and NSCLC after prior BRAF inhibitor treatment. As the Phase 1 trial progresses, we may add an additional arm to evaluate CFT1946 in combination with trametinib in patients with BRAF V600X melanoma and NSCLC after prior BRAF inhibitor treatment and we may also add another additional arm to evaluate CFT1946 in combination with cetuximab for BRAF V600X CRC after prior BRAF inhibitor treatment.
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
Single base substitutions for the amino acid valine at codon 600 in the BRAF gene, referred to as V600X, are known as Class I mutations and, when those V600X mutations result in substitution of glutamic acid for valine (the most common such mutation), they are referred to as V600E mutations.

BRAF V600X mutants activate the MAPK pathway constitutively, meaning that cell proliferation is activated without receiving the extracellular proliferative signals necessary to activate the pathway normally. Constitutive activation occurs because BRAF V600X mutants are able to signal as a single protein, or a monomer, while wild-type RAF proteins including BRAF and CRAF must form a complex of two proteins, or a dimer, before downstream signaling can occur. This constitutive activation leads to overactivation of the MAPK cell proliferation pathway, causing oncogenic cell proliferation and tumor growth. Approved small molecule inhibitors of BRAF V600E—vemurafenib, dabrafenib, and encorafenib—block the constitutive activation of the MAPK pathway by the mutant BRAF monomer. However, inhibition of BRAF with these molecules inevitably results in emergence of various resistance mechanisms. Unlike other MAPK pathway targets, the resistance is not due to a mutation in the ATP binding pocket. Rather, first generation inhibitors are vulnerable to mechanisms of resistance that promote formation of dimers between BRAF V600X and other RAF partners that may include BRAF V600X itself, wild-type BRAF or wild-type CRAF. This is because these inhibitors are subject to a phenomenon known as paradoxical activation where, in the context of RAF dimers, the drug is unable to inhibit both RAF proteins simultaneously. Thus, the inhibited form of BRAF V600X can contribute to the activation of the non-drug bound RAF partner in cellular contexts that promote RAF dimer formation. Below are four ways in which tumor cells exploit this vulnerability to generate resistance in the presence of first generation BRAF inhibitors.

•Increased RTK activity: Enhanced RTK signaling can activate RAS, which can then promote the formation of dimers between drug-bound BRAF V600X and wild-type RAF protein. Since only BRAF V600X is occupied by the inhibitor, the wild-type RAF partner is simultaneously activated by dimer formation and up regulates the MAPK pathway.
•Activating RAS mutants: Mutations in RAS can activate its ability to promote the formation of dimers between drug-bound BRAF V600X and wild-type RAF protein in the absence of upstream RTK signaling. This leads to up regulation of MAPK activity by the non-inhibitor bound wild-type RAF partner as described above.
•BRAF V600X splice variant: Conferred by alternative splicing via generation of BRAF V600X isoforms lacking the RAS binding domain, or RBD, encoded by exons 3–5. In the absence of the RBD, these BRAF isoforms dimerize even in the presence of low levels of RAS activity, Once BRAF V600X dimers form, the inhibitor is only able to block one of the BRAF V600X partners leaving the other unoccupied BRAF V600X partner activated and free to up regulate MAPK activity.
•BRAF V600X amplification: Genetic alterations can lead to many additional copies of the BRAF V600X gene – a phenomenon known as gene amplification. This in turn leads to elevated BRAF V600X protein concentrations.

At high concentrations, BRAF V600X proteins will form dimers without the need for upstream RTK or RAS activation. Once again, the inability of the first-generation inhibitors to simultaneously bind and inhibit both BRAF V600X partners leaves the unoccupied BRAF V600X dimer partner activated and free to up regulate MAPK activity.

We believe that targeted protein degradation of BRAF V600X mutations offers the potential for a fundamental improvement over current BRAF inhibitors due to the advantages of degraders over inhibitors in general, because degrading mutant BRAF removes the possibility of incorporation into the various BRAF dimer-based resistance mechanisms that result in paradoxical activation of the MAPK pathway. As a result, CFT1946 has the potential to overcome the resistance mechanisms that vary by indication. For melanoma and NSCLC, acquired resistance occurs where, despite inhibition of the BRAF V600X monomer, there still is activation through the MAPK pathway as described above. In CRC, there is the added complication that inhibition of MAPK signaling leads to activation of EGFR as an intrinsic resistance mechanism, which is why the standard of care therapeutics approaches include a combination of a BRAF inhibitor and an anti-EGFR antibody such as cetuximab.
Melanoma
According to the National Cancer Institute, approximately 97,610 patients were diagnosed with melanoma in the United States in 2023 and approximately 5% of those cases, or about 4,800 patients per year, will have metastatic disease. Moreover, approximately 35% of late-stage melanoma patients carry BRAF V600X mutations, approximately 90% of which are BRAF V600E mutations.
The recommended first-line treatment for patients with BRAF V600X mutated unresectable or metastatic melanoma is anti-PD-1 monotherapy, such as pembrolizumab or nivolumab, or combination therapy with a BRAF inhibitor, such as dabrafenib, vemurafenib or encorafenib, and a MEK inhibitor, such as as trametinib, cobimetinib or binimetinib. However, a significant number of patients undergoing this combination therapy do not sufficiently respond or do not have a durable response as resistance to the therapy occurs.
The current standard of care treatment for patients with BRAF V600E/K melanoma is treatment with a BRAF and MEK inhibitor combination, dabrafenib and trametinib, and the median PFS for this regimen is approximately 11.4 months.
Colorectal Cancer
According to the National Cancer Institute, approximately 153,020 patients in the United States were diagnosed with colorectal cancer in 2023. Of these patients, approximately 20%, or about 30,000 patients, were diagnosed with metastatic disease and approximately 25%, or about 37,000 patients, were diagnosed with local disease that will recur with metastases. There are about 5 to 10% of CRC patients with BRAF V600E, or about 11,000 CRC BRAF V600E cases that occur annually.
Patients with BRAF V600E mutations who have progressed on prior therapy may receive a combination therapy of encorafenib and cetuximab, both of which are inhibitor therapies. However, this regimen has limited efficacy and a median PFS of approximately 4.2 months.

Non-Small Cell Lung Cancer
According to the National Cancer Institute, approximately 238,340 patients in the United States were diagnosed with NSCLC in 2023 and, of these patients, approximately 53%, or 126,320 patients, were diagnosed with metastatic disease with high recurrence rates of locally diagnosed tumors. Approximately 1-2% of NSCLC patients have a BRAF V600X mutation.
Newly diagnosed NSCLC patients with a BRAF V600E mutation typically have a median PFS of 15.2 months when treated in the front-line with dabrafenib and trametinib. Patients previously treated with chemotherapy or other targeted agents before receiving dabrafenib and trametinib experience a median PFS of only around 9 months.
Preclinical Development
In preclinical studies, we have shown CFT1946 is more efficacious than the standard of care for BRAF V600X CRC, NSCLC, and melanoma. As shown in the images below, in the HT-29 CRC cell line xenograft model, CFT1946 as a monotherapy, as well as in combination with cetuximab, shows enhanced responses over cetuximab monotherapy, encorafenib monotherapy, and encorafenib combined with cetuximab. In a NSCLC PDX xenograft model, CFT1946 as a monotherapy shows enhanced responses to dabrafenib combined with trametinib. Additionally, CFT1946 combined with trametinib shows deep tumor regression compared to dabrafenib plus trametinib in a melanoma PDX BRAF inhibitor resistance model.
In the A375 BRAF V600E melanoma model, we have observed that CFT1946 showed a dose-dependent reduction in tumor growth and demonstrated tumor regression at the minimum efficacious dose of 10 mg/kg administered orally twice daily. Further, CFT1946 at doses starting at 2mg/kg (administered orally and twice daily) all demonstrated superior activity to encorafenib, an FDA approved BRAF V600E inhibitor. Additionally, there were no adverse effects (assessed by significant loss of body weight) observed in the xenograft study shown below.

Vehicle, PO BID
Encorafenib, 35mg/kg PO QD
CFT1946, 1mg/kg PO BID
CFT1946, 3mg/kg PO BID
CFT1946, 10mg/kg PO BID
A375 Tumor volume (mm3)
0
400
800
1200
1600
2000
0
4
8
12
16
20
24
28
32
36
Treatment Days

We have also demonstrated that CFT1946 is active in a preclinical metastatic melanoma central nervous system, or CNS, model. Further, CFT1946 prolongs survival and reduces CNS burden when compared to encorafenib.

CFT8919: Potent, Oral, Allosteric, Mutant-selective Degrader of EGFR L858R
We are developing CFT8919, an orally bioavailable allosteric degrader of EGFR L858R for the treatment of NSCLC. We have chosen to target EGFR because of its well-defined biology and the limitations that EGFR kinase inhibitors face that we believe our degrader approach may be able to overcome. Our initial target population is patients with EGFR L858R driven NSCLC who have progressed after treatment with approved EGFR inhibitors, including osimertinib. We believe CFT8919 has the potential to overcome resistance to standard of care EGFR inhibitors to effect deeper and more durable responses due to the unique advantages of protein degradation. In May 2023, we entered into an exclusive licensing and collaboration agreement with Betta Pharma for the development and commercialization of CFT8919 in Greater China, including mainland China, Hong Kong SAR, Macau SAR and Taiwan. We believe this partnership will enable us to expedite the overall development of CFT8919 in patients with EGFR-driven resistance mutations due to a high prevalence of EGFR L858R driven NSCLC in Greater China, maximizing the number of patients who can potentially benefit from CFT8919. As a result, the Phase 1 clinical study will be conducted by Betta Pharma in Greater China. We do not intend to initiate clinical studies outside of Greater China until after Betta Pharma has generated results from the Phase 1 trial. We retain all rights to develop and commercialize CFT8919 outside of Greater China.
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
Non-Small-Cell Lung Cancer
According to the National Cancer Institute, approximately 238,340 patients in the United States were diagnosed with NSCLC in 2023 and between 10 and 15% of these patients have mutant EGFR, or mEGFR. The EGFR mutation is particularly common in NSCLC patients of Asian heritage. In China, where approximately 693,000 patients are diagnosed with NSCLC annually, approximately 50% of diagnoses are driven by the EGFR mutation. Furthermore, 30 to 40% of patients with EGFR mutations develop brain metastases.
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
CFT8919 10 mg/kg PO BID
CFT8919 25 mg/kg PO BID
CFT8919 50 mg/kg PO BID
BaF3 EGFR-L858R-T790M-C797S Tumor Volume (mm^3)
Study Day
Body Weight Change (%)

Intracranial activity of CFT8919 was evaluated in the H1975-LUC brain metastasis model. Female BALB/c nude mice were inoculated by intracarotid artery injection with H1975 (EGFR L858R-T790M) luciferase expressing cells. Bioluminescence imaging, or BLI, was conducted to follow the tumor growth in brain. As shown in the graphic below,

CFT8919 demonstrated rapid and significant reductions in tumor burden with minimal weight loss after oral dosing, indicating its potential to be active in the central nervous system.

H1975-LUC (EGFR-L858R-T790M) brain metastasis model

Efficacy
BLI (photons/s)
10^10
10^9
10^8
10^7
10^6
10^5
0
10
20
30
40
50
60
70
80
Treatment Days
Vehicle (PO BID)
CFT8919 (50mg/kg PO BID)

Body Weight Change
% Body Weight Change
20
10
0
-10
-20
0
10
20
30
40
50
60
70
80
Treatment Days
Vehicle (PO BID)
CFT8919 (50mg/kg PO BID)

Our Other Discovery Programs
In addition to the programs discussed above, we are also progressing various other discovery-stage pipeline programs. In line with our strategy, we assess on a target-by-target basis whether the degraders we might develop would provide a compelling and differentiated approach over standard of care or other approaches to the same disease and are consistent with our focus on minimizing biology and toxicity risk, and focusing on high unmet medical need, including rare diseases. These early-stage discovery programs include compounds that have already shown the ability to cross the blood-brain barrier in preclinical models, where appropriate. Our discovery programs are a combination of internal programs, over which we have full control and ownership, and programs in collaboration with our partners.
Collaborations and License Agreements
Merck License and Collaboration Agreement
In December, 2023, we entered into a license and collaboration agreement with Merck, or the Merck License Agreement, to collaborate on the development and commercialization of degrader-antibody conjugates, or DACs, an emerging modality designed to selectively target and neutralize disease-causing proteins in cancer cells. Pursuant to the terms of the License Agreement, we granted Merck a worldwide, exclusive license under certain of our intellectual property rights to develop, manufacture and commercialize DACs directed to an initial undisclosed oncology target. Merck is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the Merck License Agreement, Merck has made an upfront cash payment of $10.0 million. For DACs directed to the initial target, we are eligible to receive milestone payments totaling approximately $600 million in aggregate, plus tiered royalties on net sales. In addition, as part of the collaboration, we granted Merck options to obtain worldwide, exclusive licenses under certain of our intellectual property rights to develop, manufacture and commercialize DACs directed to three additional targets, each subject to payment of an option exercise price. If Merck exercises these options, these additional programs would also provide for additional potential milestones and royalties for the duration of the royalty term as detailed in the Merck License Agreement. If Merck exercises all of its options to extend the collaboration, we would be eligible to receive up to approximately $2.5 billion in potential payments across the entire collaboration.
Betta Pharma License and Collaboration Agreement
In May 2023, we entered into a license and collaboration agreement with Betta Pharma, or the Betta Pharma License Agreement, to collaborate on the development and commercialization of CFT8919, an orally bioavailable BiDAC degrader that is designed to be potent and selective against EGFR bearing an oncogenic L858R mutation, in Greater China, comprised of mainland China, Hong Kong SAR, Macau SAR and Taiwan, with us retaining rights to develop and commercialize CFT8919 in the rest of the world.
Pursuant to the terms of the Betta Pharma License Agreement, we granted Betta Pharma an exclusive license under certain of our intellectual property rights to develop, manufacture and commercialize CFT8919 for all uses in humans in Greater China. Betta Pharma is responsible for all development, regulatory approval, manufacturing and commercialization costs in Greater China except where Betta Pharma acts as our agent in Greater China in connection with a global trial sponsored by

us. As part of the collaboration, Betta Pharma has made an upfront cash payment of $10.0 million and we are eligible to receive up to $357.0 million in aggregate milestone payments, plus tiered royalties on net sales of CFT8919 in Greater China. Royalties payable from Betta Pharma to us range from low to mid double-digit percent, subject to certain reductions under certain circumstances as described in the Betta Pharma License Agreement. In addition, as part of the collaboration, we have agreed to make milestone payments to Betta Pharma of up to $40 million following our receipt of approval of a New Drug Application for CFT8919 from the U.S. Food and Drug Administration, with the milestone amount based on the percentage of patients in contemplated clinical trials that were enrolled by Betta Pharma and the line of therapy of the approval. In addition, we have agreed to pay Betta Pharma tiered royalties on net sales of CFT8919 in our territory, which is the rest of the world excluding Greater China, in the low single digit percent range, subject to certain reductions under certain circumstances as described in the Betta Pharma License Agreement. The royalty term for all contemplated royalties under the Betta Pharma License Agreement shall terminate on a product-by-product and country-by-country basis on the latest of (i) the twelve (12) year anniversary of the first commercial sale of such product in such country, (ii) the expiration of any regulatory exclusivity period that covers such product in such country, and (iii) the expiration of the last-to-expire licensed patent that covers such product in such country. Further, in January 2024, an affiliate of Betta Pharma purchased shares of our common for $25.0 million as described below.
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
Under the terms of the Biogen Agreement, we are responsible for conducting research and development activities for a number of targets selected by Biogen in accordance with a target selection and replacement procedure set forth in the agreement. We are required to provide all resources necessary to perform candidate development activities, perform those activities with reasonable care and skill and in accordance with applicable law and the Biogen Agreement and use diligent efforts to complete the activities as set forth in the applicable development plan and deliver to Biogen a certain number of degraders directed to each target that meet a range of pre-defined criteria. We and Biogen are also responsible for research activities designed to inform Biogen’s target selection process, for which Biogen will pay for its own costs and will reimburse our costs up to a certain amount. The research term under the Biogen Agreement ended in June 2023.
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
Roche Amended and Restated License Agreement
In March 2016, we entered into a license agreement with Roche, which has since been amended several times, including in in June 2016, March 2017, and December 2018. We refer to this amended and restated agreement as the Roche Agreement. Under the Roche Agreement, we agreed to collaborate with Roche in the research, development, manufacture, and commercialization of target-binding degrader medicines using our proprietary TORPEDO platform for the treatment of cancers and other indications. Under the terms of the Roche Agreement, we are responsible for conducting preclinical research and development activities for a number of targets selected by Roche in accordance with a target selection and replacement procedure set forth in the agreement. We are also responsible for conducting Phase 1 clinical trials for products directed to certain targets and for manufacturing activities in connection with the applicable research plans, subject to Roche’s right to assume manufacturing responsibilities at pre-defined times. We and Roche each share in the costs of these research activities.
Under the Roche Agreement, we granted Roche an exclusive option to obtain an exclusive, worldwide license, with the right to sublicense through multiple tiers to develop and commercialize products directed at each target that is subject to the collaboration. Upon the exercise of its option for a particular target, Roche is responsible for the manufacture, development, and commercialization of products directed to that target, at its sole expense. However, we have the option to co-develop products directed to certain targets, in which case we would be responsible for a portion of the development costs associated with such co-developed products and eligible to receive increased royalties on sales of such co-developed products. We also have an option to co-detail products for which we have exercised our co-development option. If we exercise our co-detail option, we will be responsible for a portion of the co-detailing costs. We generally have the right to opt out of these co-development and co-detailing activities.
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
In November 2020, through the entry into this amendment, we and Roche mutually agreed to terminate the Roche Agreement as to the target EGFR. Further, in November 2021, July 2022, and December 2023, we and Roche mutually agreed to terminate the Roche Agreement as to BRAF as well as two additional undisclosed targets. As a result, Roche is now free to pursue these targets in the Roche Field and we are free to pursue these targets in the C4T Field, and all rights in and responsibility for know-how and intellectual property related to these targets in the Roche Field reverted to the Roche parties, and all rights in and responsibility for know-how and intellectual property related to these targets in the C4T Field reverted to us, with Roche assigning the patents in the C4T Field to us. In September 2023, Roche designated a new undisclosed target to be added to the collaboration pursuant to the Roche Agreement. As a result of these efforts, two targets currently remain as part of this collaboration. In December 2023, we and Roche mutually agreed to further amend the Roche Agreement to adjust the timing of Roche's option rights to the remaining two targets to begin upon Roche's receipt of the dose range finding data package.
Upon signing the Roche Agreement, we received upfront consideration of $40.0 million from Roche. In addition, we receive annual research funding from Roche for each active research plan and we are eligible to receive additional payments upon the achievement of predetermined research and development success criteria with respect to certain targets. Under the Roche Agreement, as amended, if Roche exercises its option right for either of the two remaining targets, Roche is obligated to pay an exercise fee of $8.0 million. For each target option exercised by Roche, we are eligible to receive milestone payments up to $273 million upon the achievement of certain research, development, and commercial milestones with respect to corresponding products, subject to certain reductions and exclusions based on intellectual property coverage. Roche is also required to pay us up to $150 million per target in one-time sales-based milestone payments upon the achievement of specified levels of net sales of a product directed to such target. Finally, we are eligible to receive tiered royalties ranging from mid-single digit to mid-teen percentages on net sales of products sold by Roche pursuant to its exercise of its option rights, subject to certain reductions. For sales of products for which we exercise our co-development right, the applicable royalty rates will be increased by a low-single digit percentage.
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
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, expertise, scientific knowledge, and intellectual property estate provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, biotechnology companies, academic institutions, governmental agencies, and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. Not only must we compete with other companies that are focused on protein degradation, but any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement.
Our focus is on the discovery and development of protein degradation therapies using our TORPEDO platform. Other companies developing chimeric small molecules for protein degradation include, without limitation, Arvinas, Inc., BioTheryX, Inc., Captor Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Glubio Therapeutics, Inc., Haisco Pharmaceutical Group, Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Nurix Therapeutics, Inc., Orum Therapeutics, Inc., PhoreMost Ltd., Plexium, Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., SK Life Science Labs, Inc.. (a subsidiary of SK Biopharmaceuticals Co., Ltd.), and Vividion Therapeutics, Inc. (a subsidiary of Bayer AG). Further, several large pharmaceutical companies have disclosed preclinical investments in this field including Amgen, Astellas Pharma Inc., AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc., and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies.
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
All of our drug candidates are organic compounds of low molecular weight, which are often referred to in the biopharmaceutical community as small molecules, but our BiDAC degraders tend to be larger than traditional small molecule therapeutics. We have selected these compounds not only on the basis of their potential clinical activity and tolerability, but also on their physical properties. Our candidates are manufactured using reliable and reproducible synthetic processes from readily available starting materials and are based on chemistry that is amenable to scale up. We expect to continue to develop drug candidates that can be produced cost effectively at contract manufacturing facilities.
Commercialization Plans
We have not yet established our own commercial organization or distribution capabilities because our product candidates are still in clinical development. We have retained full commercialization rights for all of our programs in development other than those subject to our collaboration agreements. Prior to any of our product candidates receiving marketing approval, at an appropriate time, we will need to develop a plan to commercialize them in the United States and other key markets. We currently anticipate that we would build our own focused, specialized sales, and marketing organization to support the commercialization in the United States of product candidates for which we receive marketing approval and that can be commercialized with such capabilities. We expect to utilize a variety of types of collaboration, co-promotion, distribution, and other marketing arrangements with one or more third parties to commercialize our product candidates in markets outside the United States or for situations in which a larger sales and marketing organization is required.
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
Patents and Patent Applications
As of December 31, 2023, in total, we owned seventeen issued United States patents, more than forty United States patent applications (which include provisional and United States utility applications), seven patent applications filed under the Patent Cooperation Treaty, or PCT, and over two hundred fifty patent applications that are pending in foreign countries.
Our patent portfolio is generally organized into two categories: platform patent filings designed to cover inventions relating to our proprietary TORPEDO platform and protein target-specific degrader patent filings, each of which categories is described in more detail below.
TORPEDO Platform Portfolio
We solely own our platform patent estate, which has been designed using our proprietary TORPEDO platform. As of December 31, 2023, our platform patent portfolio included thirteen issued United States patents, eighteen pending United States patent applications, one PCT patent application, and more than seventy-five pending foreign patent applications. This patent portfolio covers a variety of our ligands that bind to the Cereblon E3 ubiquitin ligase, or CRBN, either alone, as part of a MonoDAC molecule, or as part of a BiDAC molecule that includes a protein ligand to a disease-modifying protein target.
Specifically, this platform portfolio consists of nineteen patent families covering the TORPEDO platform with composition of matter claims directed to various classes of CRBN ligands and degraders derived therefrom, as well as claims to associated methods of use, pharmaceutical compositions, and processes of manufacture. Patents in these families, if issued and maintained, will expire between 2037 and 2044, without taking into account potential patent term extensions or adjustments.
Products and Target Portfolio
Our patent applications directed to target-specific degraders, including our product candidates, are focused on composition of matter, pharmaceutical composition, method of use, and process of manufacture claims covering novel compounds designed to degrade disease-causing proteins. As of December 31, 2023, we owned four issued United States patents, twenty-four pending United States patent applications, six PCT patent applications, and more than one hundred seventy-five foreign patent applications covering our degraders and product candidates.
Specifically, as of December 31, 2023, we owned four patent families (two United States patents, three United States patent applications, one PCT patent application, and fifty-four foreign patent applications) presenting composition of matter and pharmaceutical composition claims to compounds that cause the degradation of the IKZF1/3 protein target, as well as associated methods of use to treat cancer and processes of manufacture. Three of these patent families include claims directed to compositions of matter generally and specifically covering CFT7455, one of our lead product candidates and associated methods of use, which if issued and maintained through the payment of all required fees, will expire in 2040, 2041, and 2043, respectively, without regard to any possible patent term extensions or adjustments. The fourth patent family covering our IKZF1/3 degraders is directed to a separate genus than that covered in the previous three families and, if granted and maintained through the payment of all required fees, will expire in 2039, without regard to any possible patent term extensions or adjustments.
As of December 31, 2023, we owned three patent families (one United States patent, four United States patent applications, one PCT patent application, and twenty-four foreign patent applications) with claims directed to compositions of matter covering our BRD9 degraders, including our CFT8634 product candidate, and associated pharmaceutical compositions, methods of use, and processes of manufacture. United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire in 2041, 2042, and 2044, respectively, without regard to any possible patent term extensions or adjustments.
As of December 31, 2023, we owned four patent families (five United States patent applications, one PCT patent application, and twenty-eight foreign patent applications) with claims directed to compositions of matter covering our BRAF degraders, and associated methods of use, pharmaceutical compositions, and processes of manufacture. Two of these patent families include claims directed to compositions of matter generally and specifically covering CFT1946, our lead BRAF product candidate, and associated methods of use, and United States and foreign patents claiming priority to these patent applications, if granted and maintained through payment of all required fees, will expire in 2042 and 2043, respectively, without regard to any possible patent term extensions or adjustments. The other two patent families covering our BRAF degraders are directed to separate genuses than that covered by the previous two families, and United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire in 2041 and 2044, respectively, without regard to any possible patent term extensions or adjustments.
As of December 31, 2023, we owned two patent families (one United States patent, two United States patent applications, and fifty foreign patent applications) with claims directed to compositions of matter covering our EGFR degraders, including our CFT8919 product candidate, and associated methods of use, pharmaceutical compositions, and processes of manufacture. United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire in 2040 and 2042, respectively, without regard to any possible patent term extensions or adjustments.
As of December 31, 2023, we owned two patent families (two United States patent applications and nine foreign patent applications) with claims directed to compositions of matter covering our RET degraders and associated methods of use, pharmaceutical compositions, and processes of manufacture. United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire in 2041 and 2044, respectively, without regard to any possible patent term extensions or adjustments.
As of December 31, 2023, we owned eight United States patent applications, three PCT patent applications, and twelve foreign patent applications with claims directed to compositions of matter covering degraders to undisclosed targets and associated methods of use, pharmaceutical compositions, and processes of manufacture. United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire between 2040 and 2044, without regard to any possible patent term extensions or adjustments.

Collaboration Patent Applications Co-owned with Roche
As of December 31, 2023 (giving effect to each of the assignment of rights in patents related to the undisclosed targets from Roche to us in July 2022 and December 2023, as described above), we do not co-own any patent applications or patents with Roche. If new patent applications relating to ongoing collaboration activities are filed in the future, our rights to any such future patent applications will be governed by the Roche Agreement, which is described above.
Target Platform Collaborations
We work with strategic partners to expand our platform potential, including Roche, Calico, Biogen, and Merck. Under the agreements with each of these partners, we generally assign our solely or co-invented patent rights in development candidates to the applicable partner in exchange for financial benefits in the products under development under those agreements
Trade Secrets
We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive advantage. Under the agreements we enter into with them, any of our employees and consultants who are identified on any company-owned patent applications assign any rights they may have in any such patent applications to us. We also rely on confidentiality or other agreements with our employees, consultants, and other advisors to protect our proprietary information. Our policy is to require third parties that receive material confidential information to enter into confidentiality or other agreements with us that contain appropriate protections for our confidential and trade secret information.
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
•Phase 3—These clinical trials are generally undertaken in larger subject populations to provide statistically significant evidence of efficacy and to further test for safety in an expanded subject population at multiple clinical trial sites. These clinical trials are intended to establish the overall risk/benefit profile of the product and provide an adequate basis for product labeling. These clinical trials may be done at trial sites outside the United States as long as the global sites are also representative of the U.S. population and the conduct of the study at global sites comports with FDA regulations and guidance, such as compliance with GCPs.
Typically, clinical trials are designed in consultation with the FDA or foreign regulatory authorities during these development phases. The indications under development can influence the study designs employed during the conduct of clinical trials, such as for a first-line cancer treatment indication which may require head-to-head data demonstrating clinical superiority or non-inferiority to currently available therapies. The timeline for first-line cancer indication development programs may also be longer than for indications sought in third-line treatment or beyond due to a desire for regulatory authorities to expedite access to later-line treatments for those whose cancer has progressed despite available and earlier-line treatments. As such, many new oncology products initially seek an indication in treatment for third-line treatment, which is a smaller available treatment population in any oncology indication, and any later approvals sought for those products in earlier lines of treatment that target a larger treatment population may require the conduct of additional clinical trials.
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
FDA Expedited Review and Approval Programs
The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval, and priority review, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.
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
Under the FDA’s accelerated approval pathway, the FDA may approve a drug for a serious or life threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A drug candidate approved on this basis is subject to rigorous post marketing compliance requirements, including the completion of Phase 4 or post approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that these trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by the FDA unless the sponsor is otherwise informed by the FDA.
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
NDA Submission and Review by the FDA
Assuming successful completion of the required clinical and preclinical testing, among other items, the results of product development, including chemistry, manufacture and controls, nonclinical studies and clinical trials are submitted to the FDA, along with proposed labeling, as part of an NDA. The submission of an NDA requires payment of a substantial user fee to the FDA. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in some circumstances. One basis for a waiver of the application fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce and the applicant, including its affiliates, is submitting its first marketing application. Orphan-designated drugs are also exempt from the application fee.
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
The FDA may refer applications for drugs that contain active ingredients, including any ester or salt of the active ingredients, which have not previously been approved by the FDA to an advisory committee. The FDA may also refer drugs which present difficult questions of safety, purity or potency to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts who review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA’s review goal for a standard NDA for a new molecular entity, or NME, is 10 months from the 60-day filing date. For priority review applications, the FDA’s review goal for NME NDAs is within six months of the 60-day filing date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal, and the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification during the review period that amends the original application.
Once the FDA’s review of the application is complete, the FDA will issue either a Complete Response Letter, or CRL, or approval letter. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing or other information or analyses in order for the FDA to reconsider the application in a resubmitted NDA. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, require post-marketing testing and surveillance to monitor safety or efficacy of a product and/or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The FDA may prevent or limit further marketing of a product or impose additional post-marketing requirements, based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, FDA notification, and prior FDA review and approval. Further, should new safety information arise, additional testing, product labeling changes or FDA notification may be required.
If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed or may include contraindications, a boxed warning, or other warnings or precautions in the product labeling, which has resulted in a boxed warning. A boxed warning is the strictest warning put in the labeling a drug product by the FDA when there is reasonable evidence of an association of a serious hazard with the drug. The FDA also may not approve the inclusion of all labeling claims sought by an applicant. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effectiveness or safety of an approved product and may limit further marketing of the product based on the results of these post-marketing studies.

U.S. Post-Approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals will be subject to continuing regulation by the FDA, including periodic reporting, product sampling and distribution, advertising, promotion, drug shortage reporting, compliance with any post-approval requirements imposed as a condition of approval such as Phase 4 clinical trials, or a REMS, and recordkeeping and reporting requirements, including adverse experiences.
After approval, many changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program fee requirements for approved products, as well as new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and to list their drug products, and are subject to periodic announced and unannounced inspections by the FDA, and these state agencies for compliance with cGMPs and other requirements, which impose procedural and documentation requirements.
Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and specifications, and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in withdrawal of marketing approval, mandatory revisions to the approved labeling to add new safety information or other limitations, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS program, among other consequences.
The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are consistent with the FDA approved labeling. Physicians, in their independent professional medical judgement, may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. However, manufacturers and third parties acting on their behalf are prohibited from marketing or promoting drugs in a manner inconsistent with the approved labeling. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability.
Failure to comply with any of the FDA’s requirements could result in significant adverse enforcement actions. These may include a variety of administrative or judicial sanctions, such as refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, debarment, injunctions, fines, consent decrees, corporate integrity agreements, refusals of government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment. It is also possible that failure to comply with the FDA’s requirements relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. Any of these sanctions could result in adverse publicity, among other adverse consequences.
U.S. Marketing Exclusivity
The FDA provides periods of non-patent regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to new chemical entities, or NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the therapeutic activity of the drug substance, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds or other noncovalent bonds not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound) or clathrate (i.e., a polymer framework that traps molecules) of the molecule. During the exclusivity period, the FDA may not accept for review or approve an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed.
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan drug designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If an orphan-designated drug receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If an orphan-designated drug receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan exclusivity also will not block approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may obtain approval for the same product but for a different indication for which the orphan product has exclusivity.
In addition, the FDCA also provides incentives for sponsors to conduct studies of drugs in pediatric populations. A drug may be eligible for pediatric exclusivity if a sponsor voluntarily completes a pediatric study that fairly responds to an FDA-issued Written Request. If granted, pediatric exclusivity adds six months to existing regulatory exclusivity periods and patent terms for all approved drug products that contain the active moiety for which pediatric exclusivity was granted.
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
In April 2014, the EU adopted the Clinical Trials Regulation EU No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Regulation. The main characteristics of the new Clinical Trials Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application, as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State, however, overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trial Regulation will have a transition period of three years from the date it became effective.
In the EU, the Pediatric Committee, or PDCO of the EMA must approve the pediatric investigation plan, or PIP, prior to the filing of a marketing authorization application, or MAA, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP. The PIP outlines the pharmaceutical company’s strategy for investigation of the new medicinal product in the pediatric population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA assesses whether companies have complied with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the EC, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-

month period of qualifying patent protection through extension of the term of any supplementary protection certificate, or SPC, so long as an application for this extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
European Union Expedited Review and Development
PRIME, or PRIority MEdicine, is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need and provides accelerated assessment of products representing substantial innovation where the MAA will be made through the centralized procedure. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a major therapeutic advantage over existing treatments or benefits patients without treatment options. Products from small-and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Among the benefits of PRIME are the appointment of a rapporteur from the EMA’s scientific committees to provide continuous support and help build knowledge ahead of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. The receipt of PRIME designation does not change the standards for approval but may expedite the development or approval process. Where, during the course of development, a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
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
A pediatric-use marketing authorization, or PUMA, is available for medicines that are already authorized, no longer covered by an SPC or patent that qualifies as an SPC and are to be exclusively development for use in children. A PUMA is a dedicated MA covering the indication and formulation of a medicinal product developed exclusively for use in the pediatric population, where such development has been in accordance with an approved PIP. There are various incentives to apply for a PUMA, including access to the centralized procedure even where the product would otherwise fall outside the mandatory scope of this procedure.
European Union Orphan Designation
In the EU, the European Commission grants orphan designation in respect of a product, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be a significant benefit to those affected by that condition.
In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following the grant of an MA. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant an MA for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. An MA may be granted to a similar medicinal product to an authorized orphan product in very select cases, such as if: (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the MA holder for the authorized orphan product consents to the authorization of the similar medicinal product; or (iii) the MA holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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
•The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and
•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to drug pricing and payments and other transfers of value to physicians and other healthcare providers and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.
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

Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare and containing or lowering the cost of healthcare. For example, in 2010, the United States Congress enacted the ACA, which, among other things, included changes to the coverage and payment for products under government health care programs. The ACA included provisions of importance to our potential product candidate that:
•created an annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•expanded eligibility criteria for Medicaid programs, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program;
•expanded the types of entities eligible for the 340B drug discount program;
•a licensure framework for follow-on biologic products;
•establishment of a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide 70% point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In August 2022, the IRA was signed into law. The IRA includes several provisions that could impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025, impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the United States government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.
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
Human Capital Resources
As of December 31, 2023, we had 145 full-time employees, including 61 employees with an M.D. and/or Ph.D. degree. Of these full-time employees, 105 employees were engaged in research and development activities and 44 employees were engaged in general and administrative activities. On January 9, 2024, we implemented a plan to reduce operating costs and better align our workforce with the needs of the business and thus, we have reduced our workforce by approximately 30%. We presently have nine senior leaders, seven of whom serve as executive officers. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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

We are committed to diversity, equity, and inclusion in the workplace because we believe that a diverse workforce with an inclusive and equitable environment are a critical component to business success. Our goal is to foster a culture in which every employee can flourish, contribute and be their best. With this focus, we have adopted goals that drive diversity, equity and inclusion initiatives across our entire workforce, from working with managers and employees to develop strategies for understanding their own biases and learning inclusive leadership techniques, to promoting the advancement of leaders from different backgrounds and through supporting our local community in their efforts to bridge the opportunity gap for underserved communities. With assistance from our Diversity, Equity & Inclusion Council, which was established in 2022, we continue to focus on incorporating our diversity, equity, and inclusion initiatives into how we work each day.
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
We intend to use press releases, our company website, including our Investor Relations website, and our LinkedIn, and Twitter accounts, which are listed below, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.
www.linkedin.com/company/c4-therapeutics-inc
.https://twitter.com/C4Therapeutics

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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $132.5 million and $128.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $528.4 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
•advance, expand, maintain, and protect our intellectual property portfolio; and
•manage staffing needs to meet the changing needs of the business as we advance additional product candidates and/or continue to develop existing product candidates.
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
We had cash, cash equivalents, and marketable securities of approximately $281.7 million as of December 31, 2023. We believe that these funds, together with the funds we received in early January 2024 from (i) the settlement of shares sold under our "at-the-market" offering, (ii) the closing of the sale of shares to an affiliate of Betta Pharma under the previously disclosed stock purchase agreement, and (iii) the upfront payment from Merck under our December 2023 license and collaboration agreement, as well as the anticipated cost savings from the restructuring will be sufficient to fund our planned operating expenses into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the timing, progress, costs, and results of our ongoing and planned first-in-human Phase 1/2 clinical trials for our product candidates and any future clinical development of those product candidates;
•the scope, progress, costs, and results of clinical development stage programs and our other product candidates and development programs;
•the number and development requirements of other product candidates that we pursue;
•the success of our ongoing collaborations;
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
We commenced operations in late 2015 and our activities to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, and preparing for and conducting early-stage clinical trials. While we have several ongoing clinical trials, all of our other product candidates are still in the discovery stage. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.
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
Until the time, if ever, when we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations, we do not currently have any committed external source of funds. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of any securities we may issue in the future may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, or capital expenditures or declaring dividends.
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
Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Very few small molecule product candidates using targeted protein degradation, such as those developed through our TORPEDO platform, have been tested in humans and none of the product candidates developed through our TORPEDO platform have been approved in the United States, Europe, or any other jurisdiction. The data underlying the feasibility of developing these types of therapeutic products is both preliminary and limited. If any adverse learnings are made by other developers of targeted protein degraders, there is a risk that development of our product candidates could be materially impacted. Discovery and development of small molecules that harness the ubiquitin proteasome pathway to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of the specific components of the ubiquitin-proteasome system, including E3 ligases and their required accessory proteins involved in target protein ubiquitination, as well as by challenges of engineering compounds that promote protein-to-protein interactions.
The scientific research that forms the basis of our efforts to develop our degrader product candidates under our TORPEDO platform is ongoing and the scientific evidence to support the feasibility of developing TORPEDO platform-derived therapeutic treatments is both preliminary and limited. Further, certain cancer patients have shown inherent primary resistance to approved drugs that inhibit disease-causing proteins and other patients have developed acquired secondary resistance to these inhibitors. Although we believe our product candidates may have the ability to degrade the specific mutations that confer resistance to currently marketed inhibitors of disease-causing enzymes, any inherent primary or acquired secondary resistance to our product candidates in patients would prevent or diminish their clinical benefit, as would be the case if the scientific research that forms the basis of our efforts proves to be contradicted.
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
We are a clinical stage biotechnology company and, while we have commenced clinical trials of certain of our product candidates, the majority of our other product candidates are still in the discovery stage. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.
We are a clinical-stage biotechnology company and, while we have several ongoing clinical trials, the majority of our other product candidates are currently in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources into building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates, including our lead programs. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
•sufficiency of our financial and other resources;
•successful initiation of clinical trials;
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
Our experience as a company in completing IND-enabling preclinical studies comes from our work in commencing clinical development of four product candidates. While this work represents a substantial amount of progress, to date, we still have relatively limited experience as a company in commencing, enrolling and conducting clinical trials. In part because of this, while we continue to make strides in this area, we cannot be certain that our planned clinical trials will begin, enroll or be completed on time, if at all. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs upon initial IND submission, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to the INDs described above, additional INDs that we may submit in the future and also to new clinical trials we may submit as amendments to existing or new INDs.
Further, large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control and, for each of the product candidates that is currently in clinical development, we have engaged a CRO to lead our first-in-human Phase 1/2 clinical trial. Relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may also be unable to identify and contract with sufficient investigators, CROs, and consultants on a timely basis or at all, and we may also determine and have in the past determined after a clinical trial has commenced that a change in CRO is warranted. There can be no assurance that we will be able to negotiate and enter into appropriate contractual arrangements without current or potential future CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis or at all.
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
Before obtaining regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. This testing is expensive and can take many years to complete. Further, the outcome of these activities is inherently uncertain. Failure can occur at any time during the clinical development process and, because many of our product candidates are in an early stage of development and have never been tested in humans, there is a high risk of failure. In addition, because targeted protein degraders are a relatively new class of product candidates, any failures or adverse outcomes in preclinical or clinical testing seen by other developers in this class could materially impact the success of our programs. We may never succeed in developing marketable products.
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
Additionally, we expect that the first clinical trials for our product candidates will be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. This is the case with our ongoing first-in-human clinical trials and will be the case in the first-in-human clinical trials of the additional product candidates we presently expect to advance into clinical development. Open-label clinical trials often test only the investigational product and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.
Any preclinical studies or clinical trials that we may conduct or have conducted may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies or clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if evidence of target degradation does not correlate with clinical efficacy, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for those product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.
While we have commenced clinical trials of several of our product candidates, some of which remain ongoing, we have not yet initiated clinical trials for any of our other product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target toxicity, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, due to observed safety signals, we previously modified the dosing schedule in our ongoing Phase 1/2 clinical trial of CFT7455 as we continue to advance this clinical trial. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition, and prospects.

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
While we have commenced clinical trials of several product candidates, one of which we elected to shut down, and anticipate the commencement of a clinical trial of CFT8919 through our partner Betta Pharma, all of our other product candidates are still in the discovery stage at this time and the risk of failure for all of our product candidates remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.
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
•the failure of regulators or institutional review boards, or IRBs, to authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. While we have commenced clinical trials of several product candidates and anticipate the commencement of a clinical trial of CFT8919 through our partner Betta Pharma, we do not know whether any of our other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.
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
Targeted protein degradation is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation including Arvinas, Inc., Astellas Pharma Inc., BioTheryX, Inc., Captor Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Glubio Therapeutics, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Nurix Therapeutics, Inc., Orum Therapeutics, Inc., PhoreMost, Ltd., Plexium, Inc.., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., SK Life Science Labs., Ltd. (a subsidiary of SK Biopharmaceuticals), and Vividion Therapeutics, Inc. (a subsidiary of Bayer AG). Further, several large pharmaceutical companies and academic institutions have disclosed investments and research in this field including Amgen, AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc., and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies.
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
As of December 31, 2023, we had $214.9 million federal net operating loss carryforwards and $315.3 million gross in U.S. state net operating loss carryforwards, portions of which expire at various dates through 2043. Under current law, federal net operating losses generated in tax years beginning after 2017, if any, will not expire and may be carried forward indefinitely, but our ability to deduct such federal net operating losses in tax years beginning after December 31, 2020 will be limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). It is uncertain if and to what extent various states will conform to the federal tax laws. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As of December 31, 2023, we also had U.S. federal and state research and development tax credit carryforwards of $12.6 million and $5.2 million, respectively, which expire at various dates through 2043. These tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities.
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
While we have commenced clinical trials of several product candidates, and anticipate the commencement of a clinical trial of CFT8919 through our partner Betta Pharma, all of our other product candidates are still in the discovery stage at this time, which means that we have not yet evaluated any of our other product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that any of the product candidates developed through our TORPEDO platform will not cause undesirable side effects, which could arise at any time during preclinical or clinical development.
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
If we experience delays or difficulties in the enrollment of patients in our clinical trials, our timelines for submitting applications for and receiving necessary marketing approvals could be delayed, or we may be prevented from obtaining marketing approvals altogether.
We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. We have progressed three product candidates, CFT7455, CFT8634, and CFT1946, into first-in-human clinical trials in June 2021, May 2022, and December 2022, respectively, with clinical trials currently ongoing for CFT7455 and CFT1946 and planned for CFT8919. While we believe that we will be able to enroll a sufficient number of patients into each of our ongoing and planned clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:
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
Our inability to enroll a sufficient number of patients for our clinical trials, or our inability to do so on a timely basis, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may also result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.
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
Our reliance on CROs for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities for how these activities are performed. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols in the applicable IND. Moreover, the FDA requires compliance with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. GCP compliance extends not only to sponsors of clinical research but also to third parties including CROs and sites involved in the conduct of clinical research. Similarly, other regulators throughout the world require compliance with similar standards that are also applicable to clinical trial sponsors and other third parties like CROs and clinical trial sites.
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
Any performance failure or delay in performance on the part of our existing or future manufacturers could delay clinical development or marketing authorization. For example, in the past, a CMO with whom we work had a mechanical issue arise in connection with a manufacturing step for a manufacturing run for our CFT7455 product candidate. While this issue did not ultimately delay the timing of submission of our IND for CFT7455, in the future, we could experience a manufacturing issue that would have a material impact on development of our product candidates and the occurrence of an event of this nature would largely be outside of our control. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If our current CMOs cannot perform as agreed, we may be required to replace them. While we have identified several potential alternative vendors who could manufacture some or all of our product candidates, switching vendors could result in significant additional costs and delays to our operations as we select and qualify a replacement manufacturer, we may be constrained in the vendors we can select, particularly for compounds that have high OEB designations, or we may not be able to reach agreement with an alternative manufacturer on acceptable terms.
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
As of December 31, 2023, we have four ongoing collaborations involving our research programs:
•a collaboration agreement with Roche that we entered into in December 2015, which we amended and restated in December 2018 and further amended periodically thereafter, with collaboration activities ongoing as to two targets;
•a collaboration agreement with Calico that we entered into in March 2017, which was extended in respect of one program in September 2021 and the research term of which expired in March 2023;
•a collaboration agreement with Biogen that we entered into in December 2018, which was amended in February 2020, with certain research activities on the nominated targets continuing for a period of time beyond the end of the research term in June 2023, as contemplated by the Biogen Agreement; and
•a collaboration agreement with Merck that we entered into in December 2023, for the development and commercialization of degrader-antibody conjugates, or DACs, with respect to one initial target, with the option for Merck to add up to three additional targets over a stated period of time.
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
It is also possible that our collaborators may not properly obtain, maintain, enforce, or defend the intellectual property or proprietary rights arising out of our licensed programs or may use our proprietary information in a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Roche, Biogen, Calico, and Merck have the first right to enforce and defend certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs and, although we may have the right to assume the enforcement and defense of these intellectual property rights if our collaborator does not, our ability to do so may be compromised by their actions. In addition, if any licensed program were later to revert to us, our ability to protect any intellectual property or other proprietary rights associated with that program would be impacted by the intellectual property filings made or other steps taken by our collaborator prior to program reversion. Further, our collaborators may own or co-own intellectual property covering our products that results from our collaborating with them and, in cases where that applies, we would not have the exclusive right to commercialize the collaboration intellectual property.
We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future and we may not realize the benefits of those collaborations, alliances, or licensing arrangements.
In May 2023, we entered into the Betta Pharma License Agreement with Betta Pharma under which we are collaborating on the development and commercialization of CFT8919 in Greater China, while retaining rights to develop and commercialize CFT8919 in the rest of the world. Similarly, in the future, we may form or seek strategic alliances, create joint ventures, or other collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Our likely collaborators in any other collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. However, it is possible that we will not be able to enter into a collaboration agreement of this nature or that the terms of any potential new collaboration arrangement may not be favorable.
For example, we may seek to enter into collaboration arrangements to advance our CFT7455 product candidate in MM or other indications or we may form or seek to form collaboration arrangements to enable our development and commercialization of a product candidate in a specified geographic area, as we have done in the case of CFT8919 and our collaboration with Betta Pharma. In addition, as we did in our collaboration agreement with Merck, we may seek to enter into collaboration agreements that enable other companies to access and leverage our TORPEDO platform to develop medicines directed at targets selected by our collaboration partners. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.
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
We are developing product candidates to target cancer, but cancer therapies are sometimes characterized as first-line, second-line, third-line, or subsequent line and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy – usually chemotherapy, antibody drugs, tumor-targeted small molecules, immunotherapy, hormone therapy, radiation therapy, surgery, other targeted therapies, or a combination of these therapies – proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third-line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery, and new technologies. We expect initially to seek approval of our product candidates in most instances as a second- or third-line therapy, for use in patients with relapsed or refractory cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that any of our product candidates, even if approved as a second- or third- or subsequent line of therapy, would subsequently be approved for an earlier line of therapy. Further, it is possible that, prior to getting any approvals for our product candidates in earlier lines of treatment, we might have to conduct additional clinical trials.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), Beigene Co. Ltd., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Genentech, Inc., Glubio Therapeutics, Inc., Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis International AG, Nurix Therapeutics, Inc., Orum Thereapeutic, Inc., Otsuka Pharmaceuticals, Inc., Phoremost, Ltd., Plexium, Inc., Prelude Therapeutics, Inc., Inc., Roche AG, Salarius Pharmaceuticals Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., SK Life Science Labs, Inc. (a subsidiary of SK Biopharmaceuticals Co. Ltd)., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our product candidates or products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. For example, on May 1, 2023, we filed a petition with the USPTO Patent Trial and Appeal Board, or PTAB, seeking a post-grant review of all the claims of U.S. patent number 11,414,416 (referred to as the ‘416 patent), and on October 23, 2023, we filed a petition with PTAB seeking post-grant review of all the claims of U.S. patent number 11,560,381 (referred to as the ‘381 patent). Both the ‘416 patent and the ‘381 patent relate to compounds for the treatment of BRD9-related disorders. The ‘416 patent challenge was successfully resolved as a result of the patent owner filing, on August 21, 2023, a statutory disclaimer of all the ‘416 patent claims, thereby relinquishing all their legal rights to and under the ‘416 patent. The '381 patent challenge was successfully resolved as a result of the patent owner filing, on January 17, 2024, a statutory disclaimer of all the '381 patent claims, thereby relinquishing all their rights to and under the '381 patent. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.
Our product candidates, if and when approved, will be subject to The Drug Price Competition and Patent Term Restoration Act of 1984, which is also referred to as the Hatch-Waxman Act, in the United States, which can increase the risk of litigation with generic companies trying to sell our products and may cause us to lose patent protection.
Because our clinical candidates are pharmaceutical molecules that will be reviewed by the Center for Drug Evaluation and Research of the FDA, after commercialization they will be subject in the United States to the patent litigation process of the Hatch-Waxman Act, as amended to date, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell a generic version of our drug using bioequivalence data only. Under the Hatch-Waxman Act, we will list patents that cover our drug products or their respective methods of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the Orange Book.
There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent or a generic drug manufacturer, the U.S. Federal Trade Commission or another entity may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, with respect to any unlisted patent, a generic drug manufacturer would not have to provide advance notice to us of any ANDA filed with the FDA to obtain permission to sell a generic version of that product candidate.
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
In August 2021, the FDA granted Orphan Drug Designation to CFT7455 for the treatment of MM. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States. will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Although Orphan Drug Designation is intended to incent drug development for rare diseases or conditions, Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, while receipt of Orphan Drug Designation may result in a waiver of any obligation by FDA to conduct studies in pediatric populations, such waiver may not apply to oncology drugs
If a product that has an Orphan Drug Designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Further, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of our product.
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
Lastly, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, countries in the EU Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between EU Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices in the EU tend to be significantly lower than prices in the United States.
Enacted and future healthcare legislation may increase the difficulty and cost for us to progress our clinical programs and obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Business — Government Regulation - Healthcare Reform” in our 202 Annual Report.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our approved products;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
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
Additionally, the CCPA was amended by the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023. The amendments introduced by the CPRA significantly modified the CCPA, including by imposing additional obligations on covered businesses, expanding consumers’ rights and imposing new obligations with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA. The effects of the CCPA, as amended, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Furthermore, numerous states have passed broad consumer privacy laws that are similar in many respects to the CCPA and with many other states proposing similar laws, it is quite possible that other states will follow suit and also pass comprehensive privacy-focused legislation. If enacted, this type of legislation may add additional complexity, further variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact data collection strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states within the United States will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Further, in addition to comprehensive laws at the state level, some states have been proposing or passing laws that target particular aspects of privacy. For example, the state of Washington has passed a wide-ranging law that protects the privacy of medical and health-related information that is not covered by HIPAA and a small number of states have passed laws specifically focused on biometric information.
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
We may be subject to the supervision of local data protection authorities in those jurisdictions where we are processing personal data in the EEA and UK, including where our business activities involve monitoring the behavior of individuals in the EEA or UK (for example, when undertaking clinical trials). We depend on a number of third parties in relation to the provision of our services, a number of which process personal data of EEA and/or UK individuals on our behalf. With each such provider we enter or intend to enter into contractual arrangements under which they are contractually obligated to only process personal data according to our instructions, and conduct or intend to conduct diligence to ensure that they have sufficient technical and organizational security measures in place.

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

Currently, our common stock is listed on The Nasdaq Global Select Market. However, there many not be enough liquidity in such market to enable you to sell your shares of our common stock.
Currently, our common stock is listed on The Nasdaq Global Select Market. If an active trading market for our shares is not sustained, you may not be able to sell your shares quickly or at the market price. We cannot predict the extent to which investor interest in us will lead to sustaining an active, liquid trading market. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.
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
•the timing and progress of our clinical development activities and the timing of our release of data from our clinical trials;
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
We will continue to incur additional costs as a result of operating as a public company and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.
As a public company, we will continue to incur significant legal, accounting, and other expenses that we would not have to incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance and insurance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.
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
Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as a "smaller reporting company," we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer a smaller reporting company. As of the end of our fiscal year ended December 31, 2023, we qualified as a “non-accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act and as a "smaller reporting company." Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the significant volatility associated with the COVID-19 pandemic and recent geopolitical tensions, including the conflicts between Russia and Ukraine and Israel and Hamas, have caused significant instability and disruptions in the capital and credit markets. Global economic conditions continue to be volatile and uncertain in the United States and abroad. Our operations could be adversely affected by economic and political changes in the markets, including higher inflation rates, increasing interest rates, supply chain disruptions, recessions, trade restrictions, tariff increases or potential new tariffs, and economic embargoes imposed by the United States. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates, and could also impact our ability to raise additional capital when needed on acceptable terms, if at all. Our general business strategy may be adversely affected by any economic downturn of this nature, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costly and dilutive, or not available at all.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cyber Risk Management and Strategy
We have implemented and maintain an ongoing cybersecurity risk management program, under the oversight of the audit committee of the board of directors, that is focused on identifying, assessing and mitigating cyber risk. We engage with multiple third-party vendors who provide a variety of services ranging from ongoing security advisory services to security monitoring and response management. In addition, we also have a process to assess and review the cybersecurity practices of third-party vendors and service providers, including through the use of vendor questionnaires and contractual security requirements, as appropriate. In addition to these efforts, we have implemented an ongoing enterprise risk management program that includes processes designed to identify, assess, and address cybersecurity risks. Our cybersecurity efforts are informed by industry standards and include periodic, targeted risk assessments supported by cybersecurity technologies, including third-party security solutions and monitoring tools, designed to monitor, identify, and address cybersecurity risks.
Additionally, as a public company, we are subject to various regulatory requirements around our internal controls, including our controls around our information technology systems and their impact on our financial statements or systems. We have engaged a third party vendor to advise us on our compliance with these requirements, including around our controls related to cybersecurity, and strategies to mitigate related risk. If we were to identify any control deficiencies that represent cybersecurity risks, those would be reported to the Chief Financial Officer and the audit committee, together with plans for corrective action, as appropriate.
Governance Related to Cybersecurity Risks

Our cyber risk management program and related operations and processes are managed by our Director of Information Technology, in consultation with the legal and human resources teams. Currently, the Director of Information Technology role is held by an individual who has over 17 years of cybersecurity, information technology, and systems engineering experience. The Director of Information Technology reports to the Chief People Officer.
The Director of Information Technology meets with the Chief People Officer periodically to monitor and review the outcomes of our cybersecurity risk management processes and to discuss and address matters related to cybersecurity risk management strategy. The Director of Information Technology, working with the Chief Legal Officer and Chief People Officer, provides periodic reports to the audit committee, which is responsible for reviewing and overseeing the Company’s risk management processes, including cybersecurity risks. The Chief Financial Officer, Chief People Officer and Chief Legal Officer and/or other senior members of the legal team, participate in audit committee meetings, which are generally led by the Chief Financial Officer, as well as meetings of the full board of directors.
Our enterprise risk management process is overseen by our Chief Legal Officer and Chief Financial Officer. In collecting information on enterprise risk, cyber security is specifically included as a risk category, and the results of our enterprise risk assessment processes, including risks related to cybersecurity, are also discussed with the audit committee and among senior management on a periodic basis.

Item 2. Properties.
We currently lease approximately 111,611 square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in 2032. We sublease approximately 31,039 square feet of our office and laboratory space in Watertown, Massachusetts, under a sublease arrangement that expires in 2025. We believe that our facilities are sufficient to meet our current needs for the foreseeable future and that suitable additional space will be available as and when needed.
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
Recent sales of unregistered securities
None.
Purchases of equity securities by the issuer or affiliated purchasers
Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2023.
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
Overview

We are a clinical-stage biopharmaceutical company dedicated to delivering on the promise of TPD science to create a new generation of small-molecule medicines that transform patients’ lives. By leveraging our proprietary TORPEDO platform, we have the capability to efficiently design and optimize small molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. We believe our novel oral product candidates have the potential to overcome drug resistance often seen with inhibitors, target currently “undruggable” targets and improve patient outcomes.

Our preclinical and clinical pipeline includes MonoDAC and BiDAC degraders that have the potential to target disease causing proteins for various cancers and other indications in areas of unmet patient need. Our wholly owned pipeline is focused on oncology and our partnership strategy allows us to explore other indications.

Our most advanced product candidate, CFT7455, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3, currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphoma, or NHL. There is a strong mechanistic rationale and well-defined biology to target IKZF1 and IKZF3 and targeting them with a novel degrader has the potential to address a significant unmet need. In our preclinical studies, this product candidate has demonstrated potent and selective protein degradation with favorable pharmacological properties. We initiated a first-in-human Phase 1/2 clinical trial for this product candidate in June 2021. In August 2021, the United States Food and Drug Administration, or FDA, granted orphan drug designation to CFT7455 for the treatment of MM. In December 2023, we presented positive clinical data from the dose escalation portion of the CFT7455 Phase 1/2 trial as a monotherapy and in combination with dexamethasone in MM. We continue to progress the ongoing Phase 1/2 clinical trial in MM and NHL.

Our next most advanced product candidate, CFT1946, is an orally bioavailable BiDAC degrader designed to be potent and selective against BRAF V600X mutant proteins to treat melanoma, non-small cell lung cancer, or NSCLC, colorectal cancer, or CRC, and other malignancies that harbor this mutation. In preclinical studies, CFT1946 is more efficacious than the standard of care therapies in CRC and NSCLC BRAF V600X xenograft models and in a melanoma patient-derived xenograft, or PDX, BRAF inhibitor resistance model. Additionally, CFT1946 is active in a preclinical metastatic melanoma central-nervous system, or CNS, model. In January 2023, we initiated a first-in-human Phase 1/2 clinical trial of CFT1946 for the treatment of BRAF V600X mutant solid tumors including NSCLC, CRC and melanoma. In January 2024, we shared PK and PD data from the first two dose escalation cohorts of the ongoing Phase 1/2 trial demonstrating dose proportional exposure and oral bioavailability, which are associated with deep BRAF degradation. We continue to progress the ongoing Phase 1/2 clinical trial in BRAF V600X cancers, including melanoma, NSCLC, and CRC.

Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in NSCLC. In preclinical studies, CFT8919 demonstrated equipotent anti-proliferation activity against EGFR mutations resistant to EGFR inhibition, including L858R-C797S, L858R-T790M, and L858R-T790M-C797S compared to L858R single mutation in Ba/F3 cell models in vitro. In May 2023, we entered into a license and collaboration agreement with Betta Pharma to collaborate on the development and commercialization of CFT8919 in mainland China, Hong Kong SAR, Macau SAR and Taiwan, with us retaining rights to develop and commercialize CFT8919 in the rest of the world. Additionally in June 2023, the FDA cleared the investigational new drug, or IND, application for CFT8919 and in December 2023, Betta Pharma received clinical trial application, or CTA, clearance for CFT8919 from China's National Medical Product Administration.

Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against both clinically validated and currently undruggable targets for our own proprietary pipeline and for the pipeline we are developing in collaboration with Merck, Biogen and Roche. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology, as well as in therapeutic areas such neurodegenerative diseases. We also believe there are many therapeutic areas and indications where leveraging our TORPEDO platform to develop novel degraders may be advantageous.

Recent Developments
On January 9, 2024, we announced 2024 business priorities to execute against our strategic plan. As a result of these revised priorities, we restructured our operations and reduced our workforce by approximately 30%. Additionally, we announced the sale of 13,686,743 shares of our common stock at an average purchase price of $5.42 through the company's at-the-market (or ATM) facility, resulting in net proceeds of $71.8 million.
On January 4, 2024, we announced the closing of the transaction contemplated under the previously announced stock purchase agreement with a wholly-owned subsidiary of Betta Pharma. At the closing, we sold an affiliate of Betta Pharma 5,567,928 shares of our common stock at a purchase price of $4.49 per share, for an aggregate investment of $25 million. The purchase price represented a 25% premium over the 60-trading-day volume weighted average through the date that was two business days prior to the entry into the stock purchase agreement on May 29, 2023.
On December 12, 2023, we presented positive clinical data from the dose escalation portion of our Phase 1/2 trial of CFT7455 as a monotherapy and in combination with dexamethasone in MM. We continue to progress the ongoing Phase 1/2 clinical trial in MM and NHL.
On December 12, 2023, we announced that we entered into an exclusive license and collaboration agreement with Merck to develop degrader-antibody conjugates, or DACs, an emerging modality designed to selectively target and neutralize disease-causing proteins in cancer cells.
On November 20, 2023, we announced the appointment of Owen Hughes to our board of directors.
On November 1, 2023, we announced a portfolio prioritization decision not to advance CFT8634 beyond the Phase 1 dose escalation portion of the clinical trial.
Components of Operating Results
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
For a description of our collaboration agreements with Merck, Betta Pharma, Roche, Biogen, and Calico Life Sciences LLC, or Calico, please see Note 8, Collaboration and license agreements, to the consolidated financial statements in this Annual Report on Form 10-K.
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
•the costs associated with wind down activities for CFT8634;
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
•loss on extinguishment of debt; and
•interest and other income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities.
Results of operations
Comparison of years ended December 31, 2023 and 2022
Revenue

Revenue from our collaboration and license agreements consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Revenue from collaboration agreements:
Biogen Agreement	$10,623	$19,214
Roche Agreement	9,063	4,939
Calico Agreement	1,070	6,943
Total revenue from collaboration agreements	$20,756	$31,096
The $10.3 million decrease in revenue in the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily driven by:
•a $8.6 million decrease in revenue recognized under the Biogen Agreement primarily as a result of the research term of the Biogen Agreement ending in June 2023, with additional research activities being performed on the nominated targets for a period of time period following the end of the research term, all as contemplated by the Biogen Agreement; and
•a $5.9 million decrease in revenue recognized under the Calico Agreement, as a result of the performance obligation and transaction price becoming fully satisfied as of March 31, 2023.
These were partially offset by a $4.1 million increase in revenue recognized under the Roche Agreement, resulting from our 2023 completion of research activities for a nominated target.
Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Years Ended December 31,
	2023	2022
Research and development expenses:
Personnel expenses	$42,706	$41,068
Preclinical and development expenses	28,496	42,033
Clinical expenses	19,238	10,643
Facilities and supplies	13,594	13,978
Professional fees	8,605	7,047
Intellectual property and other expenses	5,067	3,072
Total research and development expenses	$117,706	$117,841
The $0.1 million decrease in research and development expense in the year ended December 31, 2023 from the year ended December 31, 2022 is primarily driven by a $13.5 million decrease in preclinical and development costs related to additional programs progressing to clinical stages.
These were partially offset by:
•a $8.6 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trials of CFT7455 and CFT1946, as well as the Phase 1 clinical trial of CFT8634;
•a $2.0 million increase in intellectual property and other corporate expenses;
•a $1.7 million increase in personnel expenses representing salary and benefit costs, resulting from an increase in headcount to support our clinical programs; and
•a $1.6 million increase in professional fees.

General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Years Ended December 31,
	2023	2022
General and administrative expenses:
Personnel expenses	$30,244	$30,546
Professional fees	7,365	8,576
Facilities and supplies	2,076	2,371
Other expenses	2,396	1,296
Total general and administrative expenses	$42,081	$42,789
The $0.7 million decrease in general and administrative expense in the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily driven by a $1.2 million decrease in professional fees and a $0.6 million decrease in personnel and facilities costs, partially offset by a $1.1 million increase in other expenses.
Other Income (Expense)
The following table summarizes our other income (expense) (in thousands):

	Years Ended December 31,
	2023	2022
Other income (expense), net
Interest and other income, net	$9,812	$3,575
Interest expense and amortization of long-term debt—related party	(1,373)	(2,216)
Loss on extinguishment of long term debt	(621)	—
Total other income (expense), net	$7,818	$1,359
The $6.5 million increase in other income (expense) for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was driven by a $6.2 million increase in interest and other income resulting from higher interest earned on our investments during 2023.
Income tax expense
For the year ended December 31, 2023, income tax expense was $1.3 million, compared to no income tax expense in the year ended December 31, 2022. This was primarily the result of the $1.0 million withholding tax paid to the Chinese tax authority related to the upfront payment received under the Betta License Agreement and the $0.2 million tax withholding accrued related to the Betta milestone payment received in January (see Note 8 and Note 12).
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue development of our programs. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and payments from collaboration partners. As of December 31, 2023, we had cash, cash equivalents and marketable securities of approximately $281.7 million.
In November 2021, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance, and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. We simultaneously entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. The Company has sold a total of 13,686,743 shares of its common stock at an average price of $5.42 per share for proceeds, net of commissions and fees, of $71.8 million. For the year ended December 31, 2023, 11,186,142 shares of common stock, for net proceeds of $57.7 million, settled under the ATM Program. In January 2024, 2,500,601 shares were settled for net proceeds of $14.1 million. (see Note 10).

In connection with the execution of the Betta Pharma License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. Closing under the Betta Stock Purchase Agreement occurred in January 2024 (see Note 8).
Cash flows
The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Years Ended December 31,
	2023	2022
Net change in cash, cash equivalents and restricted cash:
Net used in operating activities	$(106,838)	$(105,939)
Net cash provided by (used in) investing activities	158,349	58,422
Net cash provided by financing activities	45,489	1,147
Net change in cash, cash equivalents and restricted cash	$97,000	$(46,370)
Operating activities
Net cash used in operating activities for the year ended December 31, 2023 was driven primarily by:
•our net loss of $132.5 million;
•a $10.3 million increase in accounts receivable; and
•a $4.7 million decrease in the operating lease liability.
These amounts were partially offset by:
•$35.3 million of non-cash expense related to stock compensation expense, depreciation and amortization, and reduction in carrying amount of our right-of-use asset;
•a $2.7 million decrease in prepaid expenses and current and long term assets;
•a $3.8 million increase in deferred revenue due to our new collaboration agreements; and
•a $1.3 million increase in accrued expenses and other current liabilities.
Net cash used in operating activities for the year ended December 31, 2022 was driven primarily by:
•our net loss of $128.2 million;
•a $22.7 million decrease in deferred revenue due to the recognition of revenue under our collaboration agreements; and
•a $3.3 million decrease in accounts payable.
These amounts were partially offset by:
•a $37.6 million of non-cash expense related to stock compensation expense, depreciation, and reduction in carrying amount of our right-of-use asset;
•a $5.1 million increase in accrued expenses and other liabilities; and
•a $4.2 million decrease in accounts receivable.

Investing activities
The $158.3 million of net cash provided by investing activities for the year ended December 31, 2023 was attributable to $160.1 million for the proceeds from maturities of marketable securities, net of purchases, and was offset by $1.7 million for the purchases of property and equipment.
The $58.4 million of net cash provided by investing activities for the year ended December 31, 2022 was attributable to $63.9 million for the proceeds from marketable securities, net of purchases, and was offset by $5.5 million for the purchases of property and equipment.
Financing activities
The $45.5 million of net cash provided by financing activities for the year ended December 31, 2023 is primarily driven by proceeds from our at-the-market offering of $57.7 million, offset by the prepayment of the remaining principal balance on the Term Loan with Perceptive Credit Holdings III, LP, an affiliate of Perceptive Advisors LLC, of $12.5 million.
The $1.1 million of net cash provided by financing activities for the year ended December 31, 2022 is primarily driven by $0.8 million of proceeds from exercises of stock options.
Funding requirements
Since our inception, we have incurred significant operating losses and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. In addition, we expect to continue to incur costs associated with operating as a public company.
Specifically, we anticipate that our expenses will increase in the future, if and as we:
•continue our ongoing first-in-human Phase 1/2 trials;
•advance additional product candidates into preclinical and clinical development;
•continue to invest in our proprietary TORPEDO platform;
•advance, expand, maintain, and protect our intellectual property portfolio;
•manage staffing needs to meet the changing needs of the business as we advance additional product candidates or continue to develop existing product candidates.
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen, Calico, Betta Pharma, and Merck we do not have any committed external source of funds as of December 31, 2023. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Contractual obligations
The following is a summary of our significant contractual obligations as of December 31, 2023 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (see Note 6)	$89,046	$8,828	$18,459	$21,008	$40,751
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of December 31, 2023, we had marketable securities of $155.1 million. Our marketable securities are short-term in nature with a weighted-average maturity date of 0.6 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.
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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders within 120 days after the end of the year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-Kwith respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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
3. Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant, current in effect	8-K	001–39567	10/06/2020	3.3

3.2	Form of Second Amended and Restated Bylaws of the Registrant	S-1	333–248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders, dated June 5, 2020	S-1	333–248719	09/10/2020	4.1

4.2	Form of Specimen Common Stock Certificate	S-1/A	333–248719	09/28/2020	4.3

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-39567	03/11/2021	4.4

10.1#	2015 Stock Option and Grant Plan, as amended and forms of award agreements thereunder	S-1	333–248719	09/10/2020	10.1

10.2#	2020 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-39567	02/23/2023	10.2

10.3#	2020 Employee Stock Purchase Plan	S-1/A	333–248719	09/28/2020	10.3

10.4#	Senior Executive Cash Incentive Bonus Plan	S-1	333–248719	09/10/2020	10.4

10.5#	Form of Director Indemnification Agreement	S-1	333–248719	09/10/2020	10.5

10.6#	Form of Officer Indemnification Agreement	S-1	333–248719	09/10/2020	10.6

10.7#	Form of Executive Employment Agreement	S-1	333–248719	09/10/2020	10.7

10.8#	Employment Agreement between the Registrant and Andrew Hirsch, dated September 6, 2020	S-1	333–248719	09/10/2020	10.8

10.9†	Collaboration Research and License Agreement between the Registrant and Biogen MA, Inc., dated December 28, 2018	S-1	333–248719	09/10/2020	10.10

10.10†	Amendment No. 1 to Collaborative Research and License Agreement between the Registrant and Biogen MA, Inc., dated February 25, 2020	10-K	001-39567	03/11/2021	10.11

10.11†	Amended and Restated License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated December 20, 2018	S-1	333–248719	09/10/2020	10.11

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.12†	First Amendment to the Amended and Restated License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated November 12, 2020	10-K	001-39567	03/11/2021	10.13

10.13†	Collaboration and License Agreement between the Registrant and Calico Life Sciences LLC, dated March 13, 2017	S-1	333–248719	09/10/2020	10.12

10.14	Lease by 480 Arsenal Group LLC to the Registrant, dated July 5, 2017, as amended	S-1	333–248719	09/10/2020	10.14

10.15	Third Amendment to Lease, dated November 24, 2021, by and between C4 Therapeutics, Inc. and Columbia Massachusetts Arsenal Office Properties, LLC	8-K	001-39567	11/30/2021	10.1

10.16†	License and Collaboration Agreement, dated May 29, 2023, by and between C4 Therapeutics, Inc. and Betta Pharmaceuticals Co., Ltd.	8-K	001-39567	05/30/2023	10.1

10.17†	Stock Purchase Agreement, dated May 29, 2023, by and among C4 Therapeutics, Inc., Betta Pharmaceuticals Co., Ltd. and Betta Investment (Hong Kong) Limited.	8-K	001-39567	05/30/2023	10.2

10.18†	License and Collaboration Agreement, dated December 11, 2023, by and between C4 Therapeutics, Inc. and Merck Sharp & Dohme LLC					X

10.19#	Form of Non-Qualified Stock Option Agreement Inducement Award					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Executive Compensation Clawback Policy					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)
_____________________________________

#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the Securities and Exchange Commission.
*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

C4 Therapeutics, Inc.

Date: February 22, 2024	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew J. Hirsch	President, Chief Executive Officer, and Director	February 22, 2024
Andrew J. Hirsch	(Principal Executive Officer)
/s/ Kendra R. Adams	Chief Financial Officer and Treasurer	February 22, 2024
Kendra R. Adams	(Principal Financial Officer)
/s/ Mark Mossler	Chief Accounting Officer	February 22, 2024
Mark Mossler	(Principal Accounting Officer)
/s/ Bruce Downey	Chairman and Director	February 22, 2024
Bruce Downey
/s/ Kenneth C. Anderson, M.D.	Director	February 22, 2024
Kenneth C. Anderson, M.D.
/s/ Laura Bessen, M.D.	Director	February 22, 2024
Laura Bessen, M.D.
/s/ Glenn Dubin	Director	February 22, 2024
Glenn Dubin
/s/ Donna Grogan, M.D.	Director	February 22, 2024
Donna Grogan, M.D.
/s/ Owen Hughes	Director	February 22, 2024
Owen Hughes
/s/ Utpal Koppikar	Director	February 22, 2024
Utpal Koppikar
/s/ Malcolm Salter	Director	February 22, 2024
Malcolm Salter

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
C4 Therapeutics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of C4 Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
Boston, Massachusetts
February 22, 2024

C4 Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$126,590	$29,754
Marketable securities, current	127,091	246,399
Accounts receivable	11,799	1,473
Prepaid expenses and other current assets	5,709	9,931
Total current assets	271,189	287,557
Marketable securities, non-current	28,008	60,962
Property and equipment, net	7,132	7,400
Right-of-use asset	63,956	70,116
Restricted cash	3,443	3,279
Other assets	2,723	1,526
Total assets	$376,451	$430,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,446	$1,172
Accrued expenses and other current liabilities	20,630	19,769
Deferred revenue, current	15,471	16,618
Operating lease liability, current	5,219	4,700
Long-term debt, net of debt discount—related party, current	—	2,287
Total current liabilities	42,766	44,546
Deferred revenue, net of current	21,814	16,895
Operating lease liability, net of current	65,757	70,970
Long-term debt, net of debt discount—related party, net of current	—	9,195
Total liabilities	130,337	141,606
Commitments and contingencies (See Note 6 and Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 60,467,188 and 48,966,216 shares issued and outstanding as of December 31, 2023 and 2022, respectively	6	5
Additional paid-in capital	774,618	689,256
Accumulated other comprehensive loss	(127)	(4,137)
Accumulated deficit	(528,383)	(395,890)
Total stockholders’ equity	246,114	289,234
Total liabilities and stockholders’ equity	$376,451	$430,840
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Revenue from collaboration agreements	$20,756	$31,096
Operating expenses:
Research and development	117,706	117,841
General and administrative	42,081	42,789
Total operating expenses	159,787	160,630
Loss from operations	(139,031)	(129,534)
Other income (expense), net
Interest expense and amortization of long-term debt—related party	(1,373)	(2,216)
Loss on early extinguishment of debt	(621)	—
Interest and other income, net	9,812	3,575
Total other income (expense), net	7,818	1,359
Loss before income taxes	(131,213)	(128,175)
Income tax expense	(1,280)	—
Net loss	$(132,493)	$(128,175)
Net loss per share - basic and diluted	$(2.67)	$(2.62)
Weighted-average number of shares - basic and diluted	49,640,505	48,861,665

Other Comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	4,010	(3,362)
Comprehensive loss	$(128,483)	$(131,537)
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	48,688,875	$5	$658,091	$(775)	$(267,715)	$389,606
Exercise of stock options and release of stock units	235,450	—	777	—	—	777
Issuance of common stock under the 2020 ESPP	31,402	—	372	—	—	372
Stock-based compensation	—	—	29,858	—	—	29,858
Unrealized loss on marketable securities	—	—	—	(3,362)	—	(3,362)
Net loss	—	—	—	—	(128,175)	(128,175)
Other	10,489	—	158	—	—	158
Balance as of December 31, 2022	48,966,216	$5	$689,256	$(4,137)	$(395,890)	$289,234
Issuance of common stock pursuant to the at-the-market equity program, net	11,186,142	1	57,672	—	—	57,673
Exercise of stock options and release of stock units	13,096		58	—	—	58
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	117,745	—	(110)	—	—	(110)
Issuance of common stock under the 2020 ESPP	133,784	—	368	—	—	368
Stock-based compensation	—	—	27,235	—	—	27,235
Unrealized gain on marketable securities	—	—	—	4,010	—	4,010
Net loss	—	—	—	—	(132,493)	(132,493)
Other	50,205	—	139	—	—	139
Balance as of December 31, 2023	60,467,188	$6	$774,618	$(127)	$(528,383)	$246,114
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(132,493)	$(128,175)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	27,235	30,016
Depreciation and amortization	1,880	1,676
Reduction in carrying amount of right-of-use asset	6,159	5,896
Accretion of (premium) discount on marketable securities	(3,784)	714
Amortization of debt discount—related party	405	713
Loss on early extinguishment of debt	621	—
Other	77	—
Changes in operating assets and liabilities:
Accounts receivable	(10,327)	4,244
Prepaid expenses and other current and long-term assets	2,723	388
Accounts payable	273	(3,333)
Accrued expenses and other current liabilities	1,316	5,083
Operating lease liability	(4,695)	(507)
Deferred revenue	3,772	(22,654)
Net cash used in operating activities	(106,838)	(105,939)
Cash flows provided by investing activities:
Proceeds from maturities of marketable securities	289,955	283,445
Purchase of marketable securities	(129,898)	(219,527)
Purchases of property and equipment	(1,708)	(5,496)
Net cash provided by investing activities	158,349	58,422
Cash flows provided by financing activities:
Proceeds from issuance of common stock pursuant to the at-the-market equity program, net	57,673	—
Payment of long-term debt − related party	(12,500)	—
Proceeds from exercises of stock options	58	777
Payments for repurchase of common stock for tax withholding	(110)	—
Other	368	370
Net cash provided by financing activities	45,489	1,147

Net change in cash, cash equivalents and restricted cash	97,000	(46,370)
Cash, cash equivalents and restricted cash at beginning of period	33,033	79,403
Cash, cash equivalents and restricted cash at end of period	$130,033	$33,033

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of year	$130,033	$33,033
Less: restricted cash	(3,443)	(3,279)
Cash and cash equivalents at end of the year	$126,590	$29,754
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Cash Flows — Continued
(in thousands)

	Years Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Deferred revenue in accounts receivable	$10,000	$—
Cash paid for interest - related party	$990	$1,624
Cash paid for income taxes	$1,003	$—

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$18	$473
Operating lease liabilities arising from obtaining right-of-use assets	$—	$44,067
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of the business
C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company dedicated to delivering on the promise of Targeted Protein Degradation, or TPD, science to create a new generation of small-molecule medicines that transform patients’ lives. By leveraging its proprietary TORPEDO platform, the Company has the capability to efficiently design and optimize small molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. The Company believes its novel oral product candidates have the potential to overcome drug resistance often seen with inhibitors, target currently “undruggable” targets and improve patient outcomes. The Company was incorporated in Delaware on October 7, 2015 and has its principal office in Watertown, Massachusetts.
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
The Company has incurred recurring losses since its inception, including net losses of $132.5 million and $128.2 million for the years ended December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023, the Company had an accumulated deficit of $528.4 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $281.7 million as of December 31, 2023 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements if these results differ from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Areas where management uses subjective judgement include, but are not limited to, amounts and timing of revenues recognized under the Company’s research and development collaboration arrangements, prepaid and accrued research and development expense, estimates of the useful lives of long-lived assets, assessments of the impairment of long-lived assets, measurement of right-of-use assets and lease liabilities, incremental borrowing rate used in the measurement of lease liability, and valuation and recognition of share-based compensation expense. The Company assesses estimates on an ongoing basis, and bases its estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities. Actual results could materially differ from those estimates.
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
Marketable securities
The Company classifies marketable securities with a remaining maturity of greater than three months at the date of purchase as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current assets. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive (loss) income as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits. Additionally, the Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company maintains its funds in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and is designed to limit credit exposure to any single issuer.
Fair value of financial instruments
ASC Topic 820, Fair Value Measurement, or ASC 820, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are those that market participants would use in pricing the asset or

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
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
•Level 1—Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities in active markets.
•Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable in the marketplace.
•Level 3—Unobservable inputs, which are supported by little or no market activity, and may be developed using estimates of assumptions developed by the Company, which reflect those that a market participant may use.
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
Property and equipment
Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are derecognized from the accounts, and any resulting gain or loss is included in the determination of net loss.
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
Research and development expenses
Research and development costs are expensed as incurred and consist of the costs associated with conducting preclinical studies and clinical trials, which primarily include salaries, stock-based compensation and other employee benefit expenses, lab related supplies and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct research and development activities.
Clinical trial costs are a significant component of the Company's research and development expenses. The Company historically has contracted with third parties that perform various clinical trial activities on behalf of the Company in the ongoing development of the Company's product candidates. As part of the process of preparing the consolidated financial statements, the Company is required to estimate their accrued research and development expenses. The Company makes estimates of the accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known at that time, and include reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. If contracted amounts with third parties are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the Company will modify the related accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.
In addition, there may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense in which case such amounts are reflected as prepaid expenses and other

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
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
Stock-based compensation
The Company applies ASC Topic 718, Compensation - Stock Compensation, or ASC 718, to account for its stock-based payments. In accordance with the ASC 718, the Company determines whether an award should be classified and accounted for as a liability award or an equity award. All of the Company's grants of stock-based awards to employees were classified as equity awards and are recognized in the Company's financial statements based on the grant date fair value measured using the Black-Scholes option pricing model. The Black-Scholes option pricing model estimates the fair value of the equity award using the expected term, expected volatility, risk-free interest rate, dividend rate, and the fair value of the common stock underlying the stock-based award.
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
A change in any of the terms or conditions of an equity award is accounted for as a modification of the award. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the fair value of the awards and other pertinent factors at the modification date. For vested awards, the Company recognizes incremental compensation cost in the period the modification occurs. For unvested awards, the Company recognizes the expense over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date. If the fair value of the modified award is lower than the fair value of the original award immediately before modification, the minimum compensation cost the Company recognizes is the cost of the original award.
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, or ASC 740, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties.
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
Net loss per share
Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding for the period. The Company computes diluted (loss) earnings per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive.
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
Recently issued accounting standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. or ASU 2023-09. ASU 2023-09 requires a company's annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.
Note 3. Fair value measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$103,564	$103,564	$—	$—
U.S. Treasury securities	14,972	—	14,972	—
Corporate debt securities	7,588	—	7,588	—
Marketable securities:
Corporate debt securities	128,705	—	128,705	—
U.S. government debt securities	20,428	—	20,428	—
U.S. Treasury securities	5,966	—	5,966	—
Total cash equivalents and marketable securities	$281,223	$103,564	$177,659	$—

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
Note 4. Marketable securities
Marketable securities at December 31, 2023 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$100,903	$16	$(221)	$100,698
U.S. government debt securities	20,457	14	(43)	20,428
U.S. Treasury securities	5,965	1	—	5,966
Marketable securities, non-current
Corporate debt securities	27,901	120	(14)	28,007
Total marketable securities, current and non-current	$155,226	$151	$(278)	$155,099
Marketable securities at December 31, 2022 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$183,270	$2	$(2,068)	$181,204
U.S. government debt securities	40,986	—	(1,184)	39,802
U.S. Treasury securities	25,650	—	(257)	25,393
Marketable securities, non-current
Corporate debt securities	53,592	2	(471)	53,123
U.S. government debt securities	8,000	—	(161)	7,839
Total marketable securities, current and non-current	$311,498	$4	$(4,141)	$307,361
Marketable securities classified as current have maturities of less than one year. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
for-sale debt securities held as of December 31, 2023 or December 31, 2021 had remaining maturities greater than five years.
Marketable securities in unrealized loss positions as of December 31, 2023 consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	64	$68,563	$(146)
U.S. government debt securities	9	11,914	(22)
Marketable securities in continuous unrealized loss position for greater than 12 months:
Corporate debt securities	18	22,138	(89)
U.S. government debt securities	3	5,979	(21)
Total marketable securities in unrealized loss position	94	$108,594	$(278)
Marketable securities in unrealized loss positions as of December 31, 2022 consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	63	$134,027	$(1,262)
U.S. government debt securities	6	15,748	(245)
U.S. Treasury securities	4	5,575	(11)
Marketable securities in continuous unrealized loss position for greater than 12 months:
Corporate debt securities	36	82,375	(1,277)
U.S. government debt securities	7	31,892	(1,100)
U.S. Treasury securities	4	19,817	(246)
Total marketable securities in unrealized loss position	120	$289,434	$(4,141)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at December 31, 2023 and December 31, 2022, related to these securities.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
Property and equipment
Laboratory equipment	$8,042	$8,757
Leasehold improvements	4,712	4,682
Furniture and fixtures	1,422	1,181
Office equipment	621	529
Computer equipment	98	191
Construction in progress	—	183
Total property and equipment	14,895	15,523
Less: accumulated depreciation	(7,763)	(8,123)
Total property and equipment, net	$7,132	$7,400
Depreciation expense related to property and equipment was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Depreciation expense	$1,578	$1,676
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
In November 2021, the Company entered into an amendment to the Watertown Lease, or the Amended Lease. The Amended Lease serves to extend the lease term of the Company’s existing leased space, or the Existing Leased Space, and provides additional office and laboratory space, or the Newly Leased Space. The Amended Lease commenced in January 2022 and the Company’s obligation to pay rent on the Newly Leased Space commenced in March 2022, with the amount of this new rent obligation added to the Company’s continuing obligation to pay rent on the Existing Leased Space. The Amended Lease terminates in March 2032, which is 10 years from the rent commencement date for the Newly Leased Space. The Amended Lease is subject to fixed rate rent escalations, provides for up to $2.6 million in tenant improvements, and provides an option for the Company to extend the lease term of the Amended Lease for one additional five-year period. Upon executing the Amended Lease, the Company increased its collateral to $3.3 million, which is recorded as restricted cash on the accompanying consolidated balance sheets as of December 31, 2023 and 2022. In addition to rent, under the terms of the Amended Lease, the Company is also responsible for paying its pro rata share of costs incurred for common area maintenance, real estate taxes and property insurance related to the leased space, including both the Existing Leased Space and, as of January 2022, the Newly Leased Space, which amounts are accounted for as variable lease costs.
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
As noted above, the lease for the Newly Leased Space commenced in January 2022. As a result, the Company recorded a right-of-use asset of $44.4 million, and a corresponding lease liability of $44.1 million for the Newly Leased Space. The calculation of the lease liability and the right-of-use asset of the Newly Leased Space does not include the additional five-year period option provided under the Amended Lease as the Company does not believe there is reasonable certainty that the option will be exercised. As stated above, the Amended Lease provides for up to $2.6 million of tenant improvement allowance which was used in full in the year ended December 31, 2022.
In May 2022, the Company entered into a sublease agreement with a third party, or the Sublease, for a portion of the office and laboratory space in Suite 200 at 490 Arsenal Way, Watertown, Massachusetts. The term of the Sublease ends in June 2025.
The elements of lease costs were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Lease cost:
Operating lease cost	$10,030	$10,031
Variable lease cost	1,979	2,026
Sublease income	(2,577)	(1,481)
Total lease cost	$9,432	$10,576
The following table summarizes the lease term and incremental borrowing rate applied in arriving at the lease liability:

	As of December 31,
	2023	2022
Remaining lease term	8.1 years	9.1 years
Incremental borrowing rate	5.3%	5.3%
Future lease payments under non-cancelable leases as of December 31, 2023 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments:
2024	$8,828
2025	9,093
2026	9,366
2027	9,646
2028	11,362
Thereafter	40,751
Total undiscounted lease payments	89,046
Less: imputed interest	(18,070)
Total operating lease liability as of December 31, 2023	$70,976

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued expenses and other current liabilities:
Accrued research and development	$11,243	$9,824
Accrued compensation and benefits	7,344	6,831
Other	2,043	3,114
Total accrued expenses and other current liabilities	$20,630	$19,769
As of December 31, 2023 there were $3.1 million of costs related to wind down activities for CFT8634 included within the accrued research and development balance.
Note 8. Collaboration and license agreements
Merck License and Collaboration Agreement
On December 11, 2023, the Company entered into an exclusive license and collaboration agreement with Merck, or the Merck Agreement, to develop degrader-antibody conjugates, or DACs, an emerging modality designed to selectively target and neutralize disease-causing proteins in cancer cells.
Under the terms of the Merck Agreement, the Company received a $10.0 million upfront payment in January 2024. The Company and Merck will collaborate to develop DACs directed to an initial undisclosed oncology target that is exclusive to the collaboration. For DACs directed to this initial target, the Company is eligible to receive milestone payments totaling approximately $600 million, as well as tiered royalties on future sales. The agreement also provides Merck with the option to extend the collaboration to include three additional targets that would be exclusive to the collaboration, which could yield option exercise payments as well as potential milestones and royalties. If Merck exercises all of its options to extend the collaboration, the Company would be eligible to receive up to approximately $2.5 billion in potential payments across the entire collaboration.
The collaboration is managed by a joint research committee, or JRC, which is comprised of representatives from both Merck and the Company. Each party also has various termination rights under certain circumstances, including but not limited to regulatory safety stoppages, patent challenges, or a material breach by the other party, subject to certain conditions. Termination of the agreement is subject to the determination of the JRC.
Merck Agreement Accounting
The Company identified one performance obligation at the outset of the Merck Agreement, which consists of: (1) the exclusive license and (2) the research activities for the initial undisclosed oncology target and the joint research plan. The Company determined that the license and research activities were not distinct from one another, as the license has limited value without the performance of the research activities by the Company. Participation on the Merck JRC to oversee the research activities and the technology transfer associated with the Merck Agreement were determined to be quantitatively and qualitatively immaterial and therefore are excluded from performance obligations. The Company recognizes the transaction price allocated to this performance obligation as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.
As of December 31, 2023, total transaction price of $10.0 million is allocated to the research and development services performance obligation and $10.0 million of the allocated transaction price remains unsatisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheet.
Betta Pharma License and Collaboration Agreement
On May 29, 2023, the Company entered into a license and collaboration agreement, or the Betta Pharma License Agreement, with Betta Pharma to collaborate on the development and commercialization of CFT8919 in Greater China,

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
comprised of mainland China, Hong Kong SAR, Macau SAR and Taiwan, with the Company retaining rights to CFT8919 in the rest of the world other than Greater China, or the C4T Territory.
Under the terms of the Betta Pharma License Agreement, the Company grants Betta Pharma an exclusive license under certain of the Company's intellectual property rights to develop, manufacture and commercialize CFT8919 for all uses in humans in Greater China. Betta Pharma is responsible for all development, regulatory approval, manufacturing and commercialization costs in Greater China except where Betta Pharma acts as the Company's agent in Greater China in connection with a global trial sponsored by the Company. As part of the collaboration, Betta Pharma made an upfront cash payment of $10.0 million to the Company and has agreed to make up to $357.0 million in aggregate milestone payments, plus tiered royalties on net sales of CFT8919 in Greater China. These payments are subject to a withholding tax by the State Taxing Authority of the People's Republic of China. Royalties payable from Betta Pharma to the Company range from low to mid double-digit percent, subject to certain reductions under certain circumstances as described in the Betta Pharma License Agreement. In addition, as part of the collaboration, the Company has agreed to make milestone payments to Betta Pharma of up to $40.0 million following the Company's receipt of approval of a New Drug Application for CFT8919 from the FDA, with the milestone amount based on the percentage of patients in contemplated clinical trials that were enrolled by Betta Pharma and the line of therapy of the approval. In addition, the Company has agreed to pay Betta Pharma tiered royalties on net sales of CFT8919 in the C4T Territory in the low single digit percent range, subject to reductions under certain circumstances as described in the Betta Pharma License Agreement.
In connection with the execution of the Betta Pharma License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta Pharma License Agreement, or the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. As the closing under the Betta Stock Purchase Agreement did not occur until January 4, 2024, no activity under the Betta Stock Purchase Agreement was recorded as of December 31, 2023.
The collaboration is managed by a joint steering committee, which is composed of representatives from both Betta Pharma and the Company. Following the completion of the dose escalation phase of the Phase 1 trial of CFT8919, Betta Pharma may terminate the Betta Pharma License Agreement for convenience upon at least 90 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to regulatory safety stoppages, patent challenges, or a material breach by the other party, subject to certain conditions.
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical manufacturing supply agreement, and (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. As of December 31, 2023, the total transaction price is currently $12.0 million, consisting of the $10.0 million upfront cash consideration and a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement. Revenue recognition associated with the Betta Agreements is expected to commence upon the delivery of clinical supply under the clinical manufacturing supply agreement, which has not been executed as of December 31, 2023. The Company has collected a net amount of $9.0 million from the upfront payment from Betta Pharma, after making the related withholding tax payment of $1.0 million to the Chinese tax authorities (See Note 12). No revenue has been recognized as of December 31, 2023, in respect of the transaction price allocated to the Betta Agreements.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheet.
Roche Collaboration and License Agreement
In March 2016, the Company entered into a license agreement with Roche, which was amended in June 2016 and again in March 2017. The Company and Roche amended and restated that agreement (as so amended) in December 2018. This amended and restated agreement is referred to as the Roche Agreement. Under the Roche Agreement, the Company and Roche agreed to collaborate in the research, development, manufacture and commercialization of target-binding degrader medicines using the Company’s proprietary TORPEDO platform for the treatment of cancers and other indications. Under the Roche Agreement, the Company may elect to opt into certain co-development rights, in which case the Company will

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
receive an increased royalty rate on future product sales from products directed to that target. In addition, if the Company opts into certain co-detailing rights, it is also entitled to reimbursement of certain commercialization costs. Upon entry into the Roche Agreement, the Company received additional upfront consideration of $40.0 million.
In November 2020, the Company signed a further amendment, the effect of which was to provide that the parties would develop up to five potential targets, with Roche maintaining its option rights to license and commercialize products directed to those targets. The November 2020 amendment also provides a mechanism through which the Company and Roche can mutually agree to terminate the Roche Agreement on a target-by-target basis by the entry into a Mutual Target Termination Agreement. Upon the entry into a Mutual Target Termination Agreement, the Roche Agreement provides that all rights and responsibilities for know-how and other intellectual property in support of products that use inhibition as their mode of action revert to Roche and all rights and responsibilities for know-how and other intellectual property in support of products that use degradation as their mode of action revert to the Company. In support of this allocation of rights, Roche provides the Company, and the Company provides Roche, with a perpetual irrevocable, fully paid up, exclusive (even as to party granting the license), sublicensable (including in multiple tiers) license to the patents and know-how that are allocated to a party under a Mutual Target Termination Agreement. As the research activities with Roche have progressed and evolved over time, there are now two targets on which the parties continue to collaborate, with Roche maintaining its option rights to license and commercialize products directed to those two targets. In December 2023, the Company signed a second amendment to the Roche Agreement, the effect of which was to update the terms of the agreement as it pertains to the two targets on which the parties continue to collaborate. Under the second amendment to the Roche Agreement, Roche retains its option rights to license and commercialize products directed to those targets but the timing of its option rights are adjusted to begin upon Roche's receipt of the dose range finding data package. There was no material impact to the accounting in 2023 as a result of the second amendment to the Roche Agreement.
Under the Roche Agreement, as amended, the Company receives annual research plan payments of $1.0 million for each active research plan. For the two targets that remain under collaboration among the parties, Roche is required to pay the Company fees of $2.0 million upon the progression of targets to the lead series identification achievement phase. In the event Roche exercises its option rights as to one of these targets, Roche is required to pay the Company an option exercise fee of $8.0 million.
Under the Roche Agreement, as amended, for each target option exercised by Roche, the Company is eligible to receive milestone payments up to $273.0 million upon the achievement of certain development milestones with respect to corresponding products, subject to certain reductions and exclusions based on intellectual property coverage. Roche is also required to pay the Company up to $150.0 million per target in one-time sales-based milestone payments upon the achievement of specified levels of net sales of a product directed to such target. Finally, Roche is required to pay the Company tiered royalties ranging from the mid-single digits to mid-teen percentages on net sales of products sold by Roche pursuant to its exercise of its option rights, subject to certain reductions. For sales of products for which the Company exercises its co-development right, the applicable royalty rates will be increased by a low-single digit percentage.
The collaboration is managed by a joint research committee, or JRC. The Company has control over the JRC prior to Roche’s exercise of its option rights as to a particular target, with Roche assuming control of the JRC thereafter, Roche may terminate the Roche Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice.
Roche Agreement accounting
At commencement, the Company identified twelve performance obligations within the Roche Agreement, represented by the six potential research and development targets then included in the collaboration and the option rights held by Roche for each of those six targets. A non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities, as well as participation on the JRC, were identified as promised services. However, the Company determined that the research and development license and research and development services were not distinct from one another, and participation on the JRC was determined to be quantitatively and qualitatively immaterial.
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2023 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$61,149	$17,394
Option rights	6,757	1,670
Total	$67,906	$19,064
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
Biogen Agreement accounting
The Company recognizes revenue under the Biogen Agreement for research and development services as follows:
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
As of December 31, 2023, total transaction price of $55.0 million is allocated to the research and development services performance obligation and $0.8 million of the allocated transaction price remains unsatisfied.
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
As of December 31, 2023, the total transaction price of $13.0 million was allocated to the research and development services performance obligation and the transaction price has been fully allocated and satisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable on the Company’s condensed consolidated balance sheet.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Revenue from collaboration agreements:
Roche Agreement	$9,063	$4,939
Biogen Agreement	10,623	19,214
Calico Agreement	1,070	6,943
Betta Agreement	—	—
Total revenue from collaboration agreements	$20,756	$31,096
Supplemental information related to the collaboration and license agreements consisted of the following in the Company’s consolidated balance sheet as of December 31, 2023 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$—	$2,667	$11,814	$14,481
Betta Agreement	1,799	4,000	8,000	12,000
Merck Agreement	10,000	8,000	2,000	10,000
Biogen Agreement	—	804	—	804
Total	$11,799	$15,471	$21,814	$37,285
Supplemental information related to the collaboration and license agreements consisted of the following in the Company’s consolidated balance sheet as of December 31, 2022 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche Agreement	$417	$4,649	$16,895	$21,544
Biogen Agreement	—	11,427	—	11,427
Calico Agreement	1,056	542	—	542
Total	$1,473	$16,618	$16,895	$33,513
Supplemental financial information related to the collaboration and license agreements are (in thousands):

	Years Ended December 31,
	2023	2022
Revenue recognized that was included in the contract liability at the beginning of the period	$20,185	$25,412
Revenue recognized from performance obligations fully or partially satisfied in previous periods	43	518
As of December 31, 2023, the aggregate amount of the transaction price allocated to performance obligations under the Roche Agreement, Betta Agreements, Merck Agreement, and the Biogen Agreement that are partially unsatisfied was $41.9 million.

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
In July 2023, the Company's obligation to pay a prepayment fee was extinguished based on the terms of the Credit Agreement. On July 26, 2023, the Company elected to repay the remaining outstanding principal balance on the Term Loan. In connection with the repayment of the outstanding balance on the Term Loan, the liens on substantially all of the Company's assets were released. The Company incurred a $0.6 million loss on the extinguishment of this debt for the year ended December 31, 2023.
Interest expense for the years ended December 31, 2023 and 2022, was $1.0 million and $1.5 million.
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
At-The-Market Equity Program
In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. For the year ended December 31, 2023, 11,186,142 shares for net proceeds of $57.7 million, were settled under the ATM Program. In January 2024, 2,500,601 shares were settled for net proceeds of $14.1 million. Based on the December 2023 and January 2024 activity described above, the Company has sold a total of 13,686,743 shares of its common stock at a average price of $5.42 per share for proceeds, net of commissions and fees, of $71.8 million. No sales were made under the ATM program for the year ended December 31, 2022.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued

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
Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of December 31, 2023, there were 3,358,336 shares available for future grant under the 2020 Plan.
The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with January 1, 2021 and continuing until the expiration of the 2020 Plan, equal to the lesser of (i) 5% of the outstanding shares of common stock on the immediately preceding December 31st, or (ii) lesser number of shares determined by the administrator of the 2020 Plan, which is the Company’s Board of Directors or the Compensation Committee of the Board of Directors. On January 1, 2024, the annual increase for the 2020 Plan resulted in an additional 3,023,359 shares authorized for issuance being added to the 2020 Plan.
Stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Stock-based compensation expense:
Research and development	$11,826	$13,108
General and administrative	15,409	16,908
Total stock-based compensation expense	$27,235	$30,016

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
The following table summarizes the stock option activity under the Company’s equity awards plans for the year ended December 31, 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	6,993,052	$21.57	7.78	$1,031
Granted	4,180,270	3.87
Exercised	(13,096)	4.46
Forfeited/expired	(1,685,217)	18.48
Outstanding as of December 31, 2023	9,475,009	$14.34	7.61	$8,261
Exercisable as of December 31, 2023	3,838,707	$20.54	6.68	$482
Vested and expected to vest as of December 31, 2023	9,475,009	$14.34	7.61	$8,261
Other information related to the option activity of the Company was as follows:

	Years Ended December 31,
	2023	2022
Weighted-average fair value of options granted	$2.84	$13.44
Intrinsic value of options exercised (in thousands)	$22	$1,796
As of December 31, 2023, the unrecognized compensation cost related to outstanding options was $51.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.
The following table summarizes assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees:

	Years Ended December 31,
	2023	2022
Expected option life (years)	5.50 - 6.11	5.50 - 6.11
Risk-free interest rate	3.45% - 4.73%	1.47% - 4.22%
Expected volatility	81.99% - 86.15%	81.36% - 88.75%
Expected dividend yield	0.00%	0.00%
Performance-based restricted stock units
In January and February 2022, the Company’s Board of Directors authorized an issuance of 563,500 performance-based restricted stock units, or PSUs, to certain employees, including members of the Company’s leadership team under the 2020 Plan. Vesting of the PSUs are contingent upon the determination of achievement of certain discovery and clinical milestones, or as specified market conditions are met. Upon vesting, each PSU converts automatically into one share of the Company’s common stock.
The following table summarizes the activity under the Company’s equity plans with respect to PSUs for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	465,291	$25.09
Granted	—	—
Vested (1)	(135,301)	26.52
Forfeited	(175,990)	28.91
Outstanding as of December 31, 2023	154,000	$19.47
(1) Vested PSUs include 17,556 shares retained by the Company to cover statutory minimum withholding taxes.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
As of December 31, 2023, the unrecognized compensation cost related to outstanding PSUs was $3.1 million which is expected to be recognized over a weighted-average period of 1.2 years.
Time-based restricted stock units
In January and February 2023, the Company’s Board of Directors authorized an issuance of 824,600 time-based restricted stock units, or RSUs, to employees under the 2020 Plan. Vesting of the RSUs are contingent to time-based vesting conditions. These RSUs are valued on the grant date using the grant date market price of the underlying shares. Upon vesting, each RSU automatically converts into one share of the Company’s common stock.
The following table summarizes the activity under the Company’s equity plans with respect to RSUs for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	—	$—
Granted	824,600	5.37
Vested	—	—
Forfeited	(74,390)	5.67
Outstanding as of December 31, 2023	750,210	$5.35
As of December 31, 2023, the unrecognized compensation cost related to outstanding RSUs was $3.5 million which is expected to be recognized over a weighted-average period of 3.2 years.
Inducement grants
On two separate dates in July 2023, the Company's Board of Directors approved the grant of non-qualified stock options to purchase an aggregate of 351,000 shares of the Company's common stock to two new employees. Options granted under these inducement grants vest over a period of four years with a cliff vesting at one year and quarterly vesting thereafter. As of December 31, 2023, none of these stock options have vested or been forfeited, and 351,000 options remain outstanding under these inducement awards.
2020 Employee Stock Purchase Plan
In September 2020, the Company’s Board of Directors adopted the C4 Therapeutics, Inc. 2020 Employee Stock Purchase Plan, or the 2020 ESPP. Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the 2020 ESPP. The Company issued 133,784 shares during the year ended December 31, 2023.
As of December 31, 2023, the Company had 1,673,129 shares available for future issuance under the 2020 ESPP. The 2020 ESPP provides for an annual increase to be added on the first day of each fiscal year, beginning with January 1, 2021 and continuing thereafter through January 1, 2030, equal to the lesser of (i) 1% of the outstanding shares of common stock on the immediately preceding December 31st, (ii) 656,714 shares, or (ii) lesser number of shares determined by the administrator of the 2020 ESPP. On January 1, 2024, the annual increase for the 2020 ESPP resulted in an additional 604,671 shares authorized for issuance being added to the 2020 ESPP.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Note 12. Income taxes
Income tax (benefit) expense consists of the following (in thousands):

	Years Ended December 31,
	2023	2022
Current tax provision:
Current federal provision	$—	$—
Current state provision	76	—
Current foreign provision	1,204	—
Total current provision	1,280	—
Deferred tax provision:
Deferred federal provision	—	—
Deferred state provision	—	—
Deferred foreign provision	—	—
Total tax provision	$1,280	$—
Tax rate reconciliation
A reconciliation of the expected income tax (benefit) expense computed at the statutory federal rate to income taxes as reflected in the consolidated financial statements was as follows:

	Years Ended December 31,
	2023	2022
Income tax benefit computed at federal statutory tax rate	21.0%	21.0%
State tax—net of federal	4.2%	8.0%
Federal credits	3.5%	1.4%
State credits	1.4%	0.1%
Other permanent differences	(0.2)%	(0.8)%
Withholding tax	(0.9)%	—%
Stock-based compensation	(2.8)%	(3.0)%
Valuation allowance	(27.2)%	(26.7)%
Total	(1.0)%	—%
The Company's effective tax rate as of December 31, 2023, was impacted by the Chinese withholding tax obligation related to the upfront and milestone payments received in connection with the Betta License agreement (see Note 8). This resulted in a tax provision of $1.2 million and effective tax rate of (1.0)% for the ended December 31, 2023.
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

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$61,036	$54,300
Capitalized research and experimental expenditures	51,401	27,568
Operating lease liability	20,611	21,443
R&D and investment tax credits	18,049	11,519
Stock-based compensation	9,061	6,296
Deferred revenue	3,881	8,457
Foreign tax credit	1,204	—
Capitalized start-up costs	555	699
Unrealized gain/loss	—	1,090
Other	27	354
Total gross deferred tax assets	165,825	131,726
Deferred tax liabilities:
Right-of-use asset	(18,573)	(19,868)
Fixed assets	(1,663)	(1,738)
Less: valuation allowance	(145,589)	(110,120)
Net deferred taxes	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. As of December 31, 2023 and 2022, based on the Company’s historical operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets as of December 31, 2023 and 2022. The valuation allowance for deferred tax assets as of December 31, 2023 and 2022 was $145.6 million and $110.1 million, respectively. The net valuation allowance increased $35.5 million and $34.7 million during the years ended December 31, 2023 and 2022, respectively. The change during the year ended December 31, 2023 was primarily due to the increase in net operating loss and tax credits carryforward, capitalization of research and experimental expenditures, and a decrease in deferred revenue recognized during the year.
As of December 31, 2023 and 2022, the Company had $214.9 million and $171.6 million gross United States federal net operating loss, or NOL, carryforwards, respectively, which may be available to offset future taxable income. The Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, will generally allow federal losses generated after 2017 to be carried over indefinitely, but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended, or IRC). In addition, there will be no carryback for losses generated after 2017. Losses generated prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. For U.S. federal income tax purposes, the Company has federal NOLs generated after 2017 of $214.9 million, which do not expire. The Company does not have any available NOLs generated prior to 2019 as they were fully utilized in 2019. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA.
As of December 31, 2023 and 2022, the Company has total gross United States state net operating loss carryforwards of $315.3 million and $273.6 million, respectively, which may be available to offset future taxable income that expire at various dates through 2043.
At December 31, 2023 and 2022, the Company has United States federal research credit carryforwards of $12.6 million and $9.1 million, respectively, which are available to offset future federal income tax liabilities, which expire at various dates through 2043. At December 31, 2023 and 2022, the Company has United States state research credit carryforwards of $5.2

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
million and $2.9 million, respectively, which are available to reduce future tax liabilities which expire at various dates through 2038.
Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. In 2022, the Company completed a study of ownership changes from inception through December 31, 2020, to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The result of this study indicated that the Company experienced ownership changes as defined by Section 382 of the Internal Revenue Code, however there are no net operating loss carryforwards that will be limited and expire unused as a result of such ownership changes. Given the continued loss position, the Company has not currently undertaken an analysis for IRC Section 382 purposes of any activities post December 31, 2020. A full valuation allowance has been provided against the Deferred Tax Assets related to the Company’s net operating loss and tax credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.
The Company will recognize interest and/or penalties related to unrecorded tax benefits in income tax expense as they arise. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to unrecorded tax benefits.
The Company files income tax returns in the United States, California, Florida, and Massachusetts. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2020 through present. To the extent that the Company has tax attribute carryforwards, the tax years in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Services or State tax authorities to the extent utilized in a future period. The Company is not currently under examination by any tax authorities.
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

	Years Ended December 31,
	2023	2022
Options to purchase common stock	9,475,009	6,993,052
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding (in thousands, except share and per share data):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss —basic and diluted	$(132,493)	$(128,175)
Denominator:
Weighted-average common stock outstanding—basic and diluted	49,640,505	48,861,665
Net loss per share —basic and diluted	$(2.67)	$(2.62)
Note 14. Defined contribution plan
The Company has a 401(k) retirement plan, the 401(k) Plan, whereby all employees may contribute up to 90% of their eligible compensation, up to the maximum allowable amount set by the Internal Revenue Service. The Company matches 100% of contributions to the 401(k) Plan up to 3%, and matches an additional 50% of contributions up to 5%, for a total

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
potential match of 4% for each employee. During each of the years ended December 31, 2023 and 2022, the Company contributed approximately $1.1 million and $1.0 million, respectively, to the 401(k) Plan.
Note 15. Commitments and contingencies
Legal proceedings
The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.
Note 16. Subsequent event
On January 9, 2024, the Company implemented a plan to reduce operating costs and better align its workforce with the needs of its business. Under the cost reduction plan, the Company reduced its workforce by approximately 30%. The Company estimates that it will incur one-time restructuring charges of approximately $2.7 million including employee severance, benefits and related termination costs, the majority of which the Company expects to pay in the first quarter of 2024.