Form 10-Q
period 2024-03-31
C4 Therapeutics, Inc.
filed 2024-05-08
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of April 30, 2024, the registrant had 68,805,786 shares of common stock, $0.0001 par value per share, outstanding.

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
•the ability and willingness of our third-party strategic collaborators to continue research, development, and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, Biogen MA, Inc., or Biogen, Betta Pharmaceuticals, Co., Ltd., or Betta Pharma, Merck Sharp & Dohme, LLC, or Merck, and Merck KGaA, Darmstadt, Germany, or MKDG, or other new collaboration agreements;
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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $28.4 million and $34.8 million for the three months ended March 31, 2024 and 2023, respectively.
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
•We have ongoing collaboration agreements with Roche, Betta Pharma, Merck, and MKDG, as well as a collaboration agreement with Biogen, whose research term expired on June 30, 2023 and research activities were substantially completed as of March 31, 2024. We may also seek to enter into additional collaborations in the future with third parties for the development and/or commercialization of certain of our product candidates. However, we may never realize the full potential benefits under these existing or potential collaboration arrangements.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$89,659	$126,590
Marketable securities, current	168,533	127,091
Accounts receivable	13,599	11,799
Prepaid expenses and other current assets	7,801	5,709
Total current assets	279,592	271,189
Marketable securities, non-current	40,975	28,008
Property and equipment, net	6,756	7,132
Right-of-use asset	62,377	63,956
Restricted cash	3,443	3,443
Other assets	5,228	2,723
Total assets	$398,371	$376,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,630	$1,446
Accrued expenses and other current liabilities	12,891	20,630
Deferred revenue, current	35,142	15,471
Operating lease liability, current	5,355	5,219
Total current liabilities	55,018	42,766
Deferred revenue, net of current	20,706	21,814
Operating lease liability, net of current	64,365	65,757
Total liabilities	140,089	130,337
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 68,778,591 and 60,467,188 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	815,399	774,618
Accumulated other comprehensive loss	(380)	(127)
Accumulated deficit	(556,744)	(528,383)
Total stockholders’ equity	258,282	246,114
Total liabilities and stockholders’ equity	$398,371	$376,451
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue from collaboration agreements	$3,039	$3,759
Operating expenses:
Research and development	22,533	29,042
General and administrative	10,288	10,945
Restructuring	2,437	—
Total operating expenses	35,258	39,987
Loss from operations	(32,219)	(36,228)
Other income (expense), net:
Interest expense and amortization of long-term debt − related party	—	(606)
Interest and other income, net	3,858	2,054
Total other income (expense), net	3,858	1,448
Loss before income taxes	(28,361)	(34,780)
Income tax expense	—	—
Net loss	$(28,361)	$(34,780)
Net loss per share − basic and diluted	$(0.41)	$(0.71)
Weighted-average number of shares used in computed net loss per share − basic and diluted	68,432,168	49,032,319

Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(253)	1,667
Comprehensive loss	$(28,614)	$(33,113)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	60,467,188	$6	$774,618	(127)	$(528,383)	$246,114
Issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	5,567,928	1	19,999	—	—	20,000
Issuance of common stock pursuant to the at-the-market equity program, net	2,500,601	—	14,089	—	—	14,089
Issuance of common stock upon exercise of stock options	80,936	—	519	—	—	519
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	121,516	—	(109)	—	—	(109)
Issuance of common stock under 2020 ESPP	34,902	—	84	—	—	84
Stock-based compensation	—	—	6,215	—	—	6,215
Change in unrealized loss, net on marketable securities	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(28,361)	(28,361)
Other	5,520	—	(16)	—	—	(16)
Balance as of March 31, 2024	68,778,591	$7	$815,399	$(380)	$(556,744)	$258,282
See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	48,966,216	$5	$689,256	$(4,137)	$(395,890)	$289,234
Issuance of common stock upon exercise of stock options	11,759	—	56	—	—	56
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	48,730	—	(94)	—	—	(94)
Issuance of common stock under 2020 ESPP	20,748	—	104	—	—	104
Stock-based compensation	—	—	6,251	—	—	6,251
Change in unrealized loss, net on marketable securities	—	—	—	1,667	—	1,667
Net loss	—	—	—	—	(34,780)	(34,780)
Other	5,056	—	32	—	—	32
Balance as of March 31, 2023	49,052,509	$5	$695,605	$(2,470)	$(430,670)	$262,470
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(28,361)	$(34,780)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	6,215	6,251
Depreciation and amortization expense	448	545
Reduction in carrying amount of right-of-use asset	1,579	1,517
Net (accretion) amortization of (discounts) premiums on marketable securities	(1,265)	(646)
Amortization of debt discount − related party	—	176
Other	(91)	32
Changes in operating assets and liabilities:
Accounts receivable	(1,799)	945
Prepaid expenses and other current and long-term assets	(4,670)	498
Accounts payable	182	(138)
Accrued expenses and other current liabilities	(7,663)	(3,670)
Operating lease liability	(1,256)	(1,124)
Deferred revenue	18,563	(2,731)
Net cash used in operating activities	(18,118)	(33,125)
Cash flows (used in) provided by investing activities:
Proceeds from maturities of marketable securities	54,352	65,557
Purchases of marketable securities	(107,748)	(11,437)
Purchases of property and equipment, net	—	(589)
Net cash (used in) provided by investing activities	(53,396)	53,531
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	20,000	—
Proceeds from issuance of common stock pursuant to the at-the-market equity program, net	14,089	—
Proceeds from exercise of stock options	519	56
Payments for repurchase of common stock for tax withholding	(109)	(94)
Payment of long-term debt − related party	—	(750)
Other	84	104
Net cash provided by (used in) financing activities	34,583	(684)

Net change in cash, cash equivalents and restricted cash	(36,931)	19,722
Cash, cash equivalents and restricted cash at beginning of period	130,033	33,033
Cash, cash equivalents and restricted cash at end of period	$93,102	$52,755

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$93,102	$52,755
Less: restricted cash	(3,443)	(3,279)
Cash and cash equivalents at end of the period	$89,659	$49,476

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for leases	$2,184	$2,120
Cash paid for interest − related party	$—	$430

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$—	$196
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
Liquidity and capital resources
Since its inception, the Company’s primary activities have been focused on research and development activities, building the Company’s intellectual property, recruiting and retaining personnel, and raising capital to support these activities. To date, the Company has funded its operations primarily with proceeds received from the sales of redeemable convertible preferred stock, public offerings of the Company’s common stock, private placement of the Company's common stock, through its collaboration agreements, and debt financing.
The Company has incurred recurring losses since its inception, including net losses of $28.4 million and $34.8 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024, the Company had an accumulated deficit of $556.7 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $299.2 million as of March 31, 2024 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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

Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2023, and notes thereto, which are included in the Company’s 2023 Annual Report on Form 10-K that was filed with the SEC on February 22, 2024, or the 2023 Annual Report.
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
Significant accounting policies
The Company’s significant accounting policies are disclosed in the audited condensed consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s 2023 Annual Report on Form 10-K that was filed with the SEC on February 22, 2024. Since the date of those condensed consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$56,280	$56,280	$—	$—
Corporate debt securities	17,916	—	17,916	—
U.S. Treasury securities	15,462	—	15,462	—
Marketable securities:
Corporate debt securities	182,823	—	182,823	—
U.S. government debt securities	13,932	—	13,932	—
U.S. Treasury securities	12,753	—	12,753	—
Total cash equivalents and marketable securities	$299,166	$56,280	$242,886	$—
There have been no transfers between fair value levels during the three months ended March 31, 2024.
The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at

December 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$103,564	$103,564	$—	$—
U.S. Treasury securities	14,972	—	14,972	—
Corporate debt securities	7,588	—	7,588	—
Marketable securities:
Corporate debt securities	128,705	—	128,705	—
U.S. government debt securities	20,428	—	20,428	—
U.S. Treasury securities	5,966	—	5,966	—
Total cash equivalents and marketable securities	$281,223	$103,564	$177,659	$—
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
Note 4. Marketable securities
Marketable securities as of March 31, 2024 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$143,110	$5	$(268)	$142,847
U.S. government debt securities	12,954	5	(27)	12,932
U.S. Treasury securities	12,770	—	(17)	12,753
Marketable securities, non-current:
Corporate debt securities	40,054	31	(109)	39,976
U.S. government debt securities	1,000	—	—	1,000
Total marketable securities, current and non-current	$209,888	$41	$(421)	$209,508
Marketable securities as of December 31, 2023 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$100,903	$16	$(221)	$100,698
U.S. government debt securities	20,457	14	(43)	20,428
U.S. Treasury securities	5,965	1	—	5,966
Marketable securities, non-current:
Corporate debt securities	27,901	120	(14)	28,007
Total marketable securities, current and non-current	$155,226	$151	$(278)	$155,099
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of March 31, 2024 or December 31, 2023 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at March 31, 2024 and December 31, 2023, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Property and equipment:
Laboratory equipment	$8,042	$8,042
Leasehold improvements	4,712	4,712
Furniture and fixtures	1,422	1,422
Office equipment	621	621
Computer equipment	98	98
Total property and equipment	14,895	14,895
Less: accumulated depreciation	(8,139)	(7,763)
Total property and equipment, net	$6,756	$7,132
Depreciation expense was $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
Note 6. Leases
The Company leases office and laboratory space under a non-cancelable operating lease. In addition, the Company subleases a portion of its office and laboratory space. There have been no material changes to the Company’s lease or sublease during the three months ended March 31, 2024. For additional information, please read Note 6, Leases, to the audited condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses and other current liabilities:
Accrued research and development	$8,114	$11,243
Accrued compensation and benefits	2,635	7,344
Other	2,142	2,043
Total accrued expenses and other current liabilities	$12,891	$20,630
Note 8. Collaboration and license agreements
MKDG Collaboration and License Agreement
On March 1, 2024, the Company entered into a license and collaboration agreement with MKDG, or the MKDG Agreement, to discover two targeted protein degraders against critical oncogenic proteins.
Under the terms of the MKDG Agreement, the Company grants MKDG a worldwide, exclusive license under certain of the Company's intellectual property rights to discover two targeted protein degraders against critical oncogenic proteins. MKDG is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the MKDG Agreement, MKDG agreed to make an upfront cash payment of $16.0 million and to fund the Company's discovery research efforts. The Company is eligible to receive approximately $740 million in the aggregate in discovery, regulatory, and commercial milestone payments across the collaboration, plus tiered royalties on net sales.

Royalties payable from MKDG to the Company range from mid-single digit to low-double digit percent, subject to reductions under certain circumstances as described in the MKDG Agreement.
The collaboration is managed by a joint research committee, or MKDG JRC, and a joint steering committee, or MKDG JSC, each of which is comprised of representatives of MKDG and the Company and MKDG has control over the JRC under the MKDG Agreement. MKDG may terminate the MKDG Agreement on a project-by-project basis or in its entirety upon 60 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to patent challenges, insolvency, or a material breach by the other party, subject to certain conditions.
MKDG Agreement Accounting
The Company identified two performance obligations at the outset of the MKDG Agreement, represented by the two potential research and development targets. While the Company is obligated under the MKDG Agreement to provide the exclusive license and perform certain research activities, the Company determined that the license, the research activities, and participation on the MKDG JRC and MKDG JSC are considered promised services. Participation on the MKDG JRC and MKDG JSC to oversee the research activities contemplated under the MKDG Agreement were determined to be quantitatively and qualitatively immaterial and, therefore, were excluded from the performance obligations. The total transaction price of the MKDG Agreement is allocated to the performance obligations based on their relative standalone selling price. The Company recognizes the transaction price allocated to the performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. Incremental fees for research and development services are paid at agreed upon FTE rates and recognized in the period incurred.
As of March 31, 2024, the total transaction price of the MKDG Agreement of $16.0 million remains unsatisfied.
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
Under the terms of the Merck Agreement, the Company received a $10.0 million upfront payment. The Company and Merck will collaborate to develop DACs directed to an initial undisclosed oncology target that is exclusive to the collaboration. For DACs directed to this initial target, the Company is eligible to receive milestone payments totaling approximately $600 million, as well as tiered royalties on future sales. The agreement also provides Merck with the option to extend the collaboration to include three additional targets that would be exclusive to the collaboration, which could yield option exercise payments as well as potential milestones and royalties. If Merck exercises all of its options to extend the collaboration, the Company would be eligible to receive up to approximately $2.5 billion in potential payments across the entire collaboration.
The collaboration is managed by a joint research committee, or Merck JRC, which is comprised of representatives from both Merck and the Company. Merck may terminate the Merck Agreement, in its entirety or as to a given target, for convenience upon at least 60 days’ prior notice. Each party also has various termination rights under certain circumstances, including but not limited to regulatory safety stoppages, patent challenges, insolvency, or a material breach by the other party, subject to certain conditions.
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

As of March 31, 2024, the total transaction price of $10.0 million is allocated to the research and development services performance obligation and $9.4 million of the allocated transaction price remains unsatisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheet.
Betta Pharma License and Collaboration Agreement
On May 29, 2023, the Company entered into a license and collaboration agreement, or the Betta Pharma License Agreement, with Betta Pharma to collaborate on the development and commercialization of CFT8919 in Greater China, comprised of mainland China, Hong Kong SAR, Macau SAR and Taiwan, with the Company retaining rights to CFT8919 in the rest of the world other than Greater China, or the C4T Territory.
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
In connection with the execution of the Betta Pharma License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta Pharma License Agreement, or the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. The closing under the Betta Stock Purchase Agreement occurred on January 4, 2024.
The collaboration is managed by a joint steering committee, or Betta Pharma JSC, which is composed of representatives from both Betta Pharma and the Company. Following the completion of the dose escalation phase of the Phase 1 trial of CFT8919, Betta Pharma may terminate the Betta Pharma License Agreement for convenience upon at least 90 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to regulatory safety stoppages, patent challenges, insolvency, or a material breach by the other party, subject to certain conditions.
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical manufacturing supply agreement, and (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. As of March 31, 2024, the total transaction price is currently $17.0 million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the closing of the Betta Stock Purchase Agreement, and a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement. Revenue recognition associated with the Betta Agreements is expected to commence upon the delivery of clinical supply under the clinical manufacturing supply agreement, which has not been executed as of March 31, 2024. The Company has collected a net amount of $15.8 million from the upfront payment from Betta Pharma, after making the related withholding tax payment of $1.2 million to the Chinese tax authorities. No revenue has been recognized as of March 31, 2024, in respect of the transaction price allocated to the Betta Agreements.
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
The collaboration is managed by a joint research committee, or Roche JRC. The Company has control over the Roche JRC prior to Roche’s exercise of its option rights as to a particular target, with Roche assuming control of the Roche JRC thereafter, Roche may terminate the Roche Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to insolvency or a material breach by the other party, subject to certain conditions.
Roche Agreement accounting
At commencement, the Company identified twelve performance obligations within the Roche Agreement, represented by the six potential research and development targets then included in the collaboration and the option rights held by Roche for each of those six targets. A non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities and participation on Roche JRC were identified as promised services. However, the Company determined that the research and development license and research and development services were not distinct from one another, and participation on the Roche JRC was determined to be quantitatively and qualitatively immaterial.

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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2024 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$16,688	$15,200
Option rights	2,376	2,376
Total	$19,064	$17,576
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheet.
Biogen Collaboration Research and License Agreement
In December 2018, the Company entered into a collaboration research and license agreement, or the Biogen Agreement, with Biogen. In February 2020, the Company and Biogen amended the Biogen Agreement to provide further clarity around Biogen’s ownership of target binding moieties (which are portions of molecules), and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provided that Biogen licenses to the Company rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement. Pursuant to the terms of the Biogen Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments for neurological conditions such as Alzheimer's disease and Parkinson's disease through medicines that rely on target protein degradation, or TPD, as their mode of action, all of which are created using the Company’s degrader technology. Under the terms of the Biogen Agreement, the Company was engaged to develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months, ending in June 2023. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility for continued development of each target. As of March 31, 2024, the research term of the Biogen Agreement has expired, though certain research activities on the nominated targets will continue for an additional time period, as contemplated by the Biogen Agreement.
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
The collaboration is managed by the Biogen JSC, which Biogen has control over, and Biogen may terminate the Biogen Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to insolvency or a material breach by the other party, subject to certain conditions.
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
As of March 31, 2024, the total transaction price of the Biogen Agreement of $55.0 million was allocated to the research and development services performance obligation, and the transaction price has been fully allocated and satisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
In April 2024, C4T earned an $8.0 million payment from Biogen after the company accepted delivery of a development candidate in an undisclosed indication. The Company anticipates the payment receipt in the fiscal quarter ending June 30, 2024. Upon receipt, the payment will be fully recognized as revenue, as the Company's performance obligation under the agreement is fully satisfied. Biogen is responsible for all future clinical development and commercialization for this program.
Calico Collaboration and License Agreement
In March 2017, the Company entered into a collaboration and license agreement, or the Calico Agreement, with Calico whereby the Company and Calico agreed to collaborate to develop and commercialize small molecule protein degraders for diseases of aging, including cancer, for a five-year period ending in March 2022. In August 2021, the Company provided an extension option to Calico, which Calico exercised in September 2021, resulting in a $1.0 million extension payment to extend the research term with respect to a certain program for up to a one-year period that ended in March 2023. In addition, Calico reimbursed the Company for a number of FTEs, depending on the stage of the research, at specified market rates. As of March 13, 2023, the research term of the Calico Agreement has expired, and the Company's research activities associated with the agreement are complete.
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

Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three months ended March 31, 2024 and 2023 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue from collaboration agreements:
MKDG Agreement	$55	$—
Merck Agreement	645	—
Roche Agreement	1,488	353
Biogen Agreement	851	2,336
Calico Agreement	—	1,070
Total revenue from collaboration agreements	$3,039	$3,759
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of March 31, 2024 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$13,523	$5,832	$10,168	$16,000
Merck Agreement	—	9,355		9,355
Betta Agreements	—	17,000	—	17,000
Roche Agreement	—	2,955	10,538	13,493
Biogen Agreement	76	—	—	—
Total	$13,599	$35,142	$20,706	$55,848
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of December 31, 2023 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Merck Agreement	$10,000	$8,000	$2,000	$10,000
Betta Agreement	1,799	4,000	8,000	12,000
Roche Agreement	—	2,667	11,814	13,493
Biogen Agreement	—	804	—	804
Total	$11,799	$15,471	$21,814	$37,285
Supplemental financial information related to the collaboration and license agreements for the three months ended March 31, 2024 and 2023 are (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue recognized that was included in the contract liability at the beginning of the period	$2,744	$3,231

As of March 31, 2024, the aggregate amount of the transaction price allocated to performance obligations under the MKDG Agreement, Merck Agreement, Betta Agreements, and Roche Agreement that were partially unsatisfied was $59.9 million.
Note 9. Stockholders’ equity
At-The-Market Equity Program
In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. Simultaneously, the Company entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. As of March 31, 2024, the Company has sold 13,686,743 shares of its common stock at an average purchase price of $5.42 through its ATM Program, resulting in net proceeds of $71.9 million.
Note 10. Stock-based compensation
Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense:
Research and development	$2,237	$2,583
General and administrative	3,978	3,668
Total stock-based compensation expense	$6,215	$6,251
Stock options
During the three months ended March 31, 2024, the Company granted stock options for the purchase of 2,510,890 shares of common stock with a weighted average exercise price of $7.31 per share and a weighted average grant-date fair value of $6.01 per shares. As of March 31, 2024, the unrecognized compensation cost related to outstanding stock options was $41.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.
On March 7 2024, the Company approved an option repricing program applicable to outstanding option awards granted to current employees of the Company under the Company’s 2020 Stock Option and Incentive Plan, or the 2020 Plan, with an exercise price per share greater than or equal to $22.00. The repriced awards have new exercise prices of $11.88 per share for awards held by employees generally and $19.00 per share for awards held by members of the Company's senior leadership team. To receive the benefit of this reduced exercise price, holders of repriced option awards must not, prior to March 7, 2025, (i) voluntarily leave employment with the Company or (ii) exercise the repriced options. The repriced options otherwise remain on their existing terms and conditions as set forth in the 2020 Plan and applicable award agreements. During the three months ended March 31, 2024, the Company recorded an incremental non-cash charge of $0.1 million related to this option repricing.
Performance-based restricted stock units
During the three months ended March 31, 2024, the Company did not grant any performance-based restricted stock units, or PSUs. In addition, no PSUs vested during the three months ended March 31, 2024 upon their respective achievement of performance-based vesting criteria. Upon vesting, each PSU automatically converts into one share of the Company’s common stock. As of March 31, 2024, the unrecognized compensation cost related to outstanding PSUs with performance-based vesting criteria that are considered not probable of achievement was $2.4 million.
Time-based restricted stock units
During the three months ended March 31, 2024, the Company issued 1,013,350 restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees. These RSUs are valued on the grant date using the grant date market price of the underlying shares. A total of 136,837 RSUs vested during the three months ended March 31, 2024 upon their respective vesting schedules. Upon vesting, each RSU automatically converts into one share of the Company’s common stock. The Company indirectly repurchased 15,321 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the RSUs, which tax amounts were remitted to the applicable revenue authorities by the Company in cash on behalf of the RSU holders. As of March 31, 2024, the unrecognized compensation cost related to outstanding RSUs was $9.6 million, which is expected to be recognized over a weighted-average period of 3.6 years.
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
Note 12. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of March 31, 2024 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Anti-dilutive common stock equivalents:
Options to purchase common stock	11,428,285	8,464,159
Total anti-dilutive common stock equivalents	11,428,285	8,464,159
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(28,361)	$(34,780)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	68,432,168	49,032,319
Net loss per share − basic and diluted	$(0.41)	$(0.71)
Note 13. Restructuring
In January 2024, the Company implemented a restructuring plan to better align its workforce with the needs of its business and reduce operating costs that included a reduction in the Company's workforce by 30% or 45 positions. The resulting restructuring expense recognized during the three months ended March 31, 2024 was $2.4 million which includes $0.8 million of severance costs to former employees that will be paid out within 12 months, and are therefore included under the caption “accrued expenses and other current liabilities” in our consolidated balance sheet.
Note 14. Income taxes
For the three months ended March 31, 2024 and 2023, the Company recorded no income tax provision or benefit due to losses generated where no benefit was recorded due to the valuation allowance. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets as of March 31, 2024 due to uncertainty regarding future taxable income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited condensed consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
One of our most advanced product candidates, cemsidomide (CFT7455), is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3, currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphomas, or NHLs. The United States Food and Drug Administration, or FDA, has granted orphan drug designation to cemsidomide (CFT7455) for the treatment of MM. In December 2023, we presented positive clinical data from the dose escalation portion of the cemsidomide (CFT7455) Phase 1/2 trial as a monotherapy and in combination with dexamethasone in MM. We continue to progress the ongoing Phase 1/2 clinical trial of cemsidomide in MM and NHL.
Our other most advanced product candidate, CFT1946, is an orally bioavailable BiDAC degrader designed to be potent and selective against BRAF V600X mutant targets to treat melanoma, non-small cell lung cancer, or NSCLC, colorectal cancer, or CRC, and other malignancies that harbor this mutation. In January 2023, we initiated a first-in-human Phase 1/2 clinical trial of CFT1946 for the treatment of BRAF V600X mutant solid tumors including NSCLC, colorectal cancer and melanoma. In January 2024, we shared pharmacokinetic and pharmacodynamic data from the first two dose escalation cohorts of the ongoing Phase 1/2 trial demonstrating dose proportional exposure and oral bioavailability, which was associated with BRAF degradation. We continue to progress the ongoing Phase 1/2 clinical trial of CFT1946.
Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in NSCLC. In May 2023, we entered into an exclusive licensing agreement for the development and commercialization of CFT8919 in Greater China, including Hong Kong SAR, Macau SAR and Taiwan, with Betta Pharmaceuticals, Co., Ltd, or Betta Pharma. Additionally in June 2023, the FDA cleared the investigational new drug, or IND, application for CFT8919 and, in December 2023, Betta Pharma received clinical trial application clearance for CFT8919 from China's National Medical Product Administration. We expect to initiate clinical trial activities outside Greater China following the completion of Betta Pharma's Phase 1 dose escalation trial in Greater China.
Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against both clinically validated and currently undruggable targets for our own proprietary programs, as well as for programs we are developing in collaboration with MKDG, Merck, Biogen and Roche.
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

For a description of our collaboration agreements with Roche, Biogen, Calico, Betta Pharma, Merck and MKDG, please see Note 8, Collaboration and license agreements, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of operations
Comparison of the three months ended March 31, 2024 and 2023
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue from collaboration agreements:
MKDG Agreement	$55	$—
Merck Agreement	645	—
Roche Agreement	1,488	353
Biogen Agreement	851	2,336
Calico Agreement	—	1,070
Total revenue from collaboration agreements	$3,039	$3,759
The $0.7 million decrease in revenue in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 is primarily driven by a $1.5 million decrease in revenue under the Biogen Agreement due to the fact that we completed research activities on the nominated targets under the Biogen Agreement in the three months ended March 31, 2023, This decrease in revenue was partially offset by a $1.1 million increase in revenue recognized under the Roche Agreement resulting from the progress made on the nominated targets under that agreement.
Research and development expense
The following table summarizes our research and development expense for the three months March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses:
Personnel expenses	$8,546	$10,380
Preclinical development and discovery expenses	4,608	8,612
Clinical expenses	3,862	3,029
Facilities and supplies	3,353	3,560
Professional fees	1,689	2,410
Intellectual property and other expenses	475	1,051
Total research and development expenses	$22,533	$29,042

The $6.5 million decrease in research and development expense in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily driven by:
•a $4.0 million decrease in preclinical expenses as a result of prioritization of our business towards programs that are in clinical stages;
•a $1.8 million decrease in personnel costs as a result of our restructuring activities; and
•a $0.8 million increase in clinical expenses as a result of the ongoing Phase 1/2 clinical trials of cemsidomide (CFT7455) and and CFT1946, offset by the decrease in clinical expenses from the Company's decision to to stop clinical development of CFT8634.
General and administrative expense
The following table summarizes our general and administrative expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative expenses:
Personnel expenses	$7,640	$7,684
Professional fees and other expenses	2,648	3,261
Total general and administrative expenses	$10,288	$10,945
The $0.7 million decrease in general and administrative expense in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily driven by a $0.6 million decrease in professional fees and other expenses during the three months ended March 31, 2024.
Restructuring expense
The $2.4 million increase of restructuring expense in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is driven by the restructuring plan implemented in January 2024 to better align its workforce with the needs of its business and reduce operating costs that included a reduction in the Company's workforce by 30% or 45 positions.
Other income (expense), net
The following table summarizes our other income (expense), net for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Other income (expense), net:
Interest and other income, net	$3,858	$2,054
Interest expense and amortization of long-term debt − related party	—	(606)
Total other income (expense), net	$3,858	$1,448
The $2.4 million increase in other income (expense), net in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily driven by a $2.8 million increase in interest and other income resulting from higher interest earned on our investments during the three months ended March 31, 2024.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, private placements of our common stock, and through payments from collaboration partners. As of March 31, 2024, we had cash, cash equivalents and marketable securities of approximately $299.2 million.

Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(18,118)	$(33,125)
Net cash (used in) provided by investing activities	(53,396)	53,531
Net cash provided by (used in) financing activities	34,583	(684)
Total net change in cash, cash equivalents and restricted cash	$(36,931)	$19,722
Operating activities
Net cash used in operating activities for the three months ended March 31, 2024 was driven primarily by the following uses of cash:
•net loss of $28.4 million;
•$7.7 million change in accrued expenses and other current liabilities;
•$4.7 million change in prepaid expenses and other current and long-term assets;
•$1.8 million change in accounts receivable;
•$1.3 million change in our operating lease liability; and
•$1.3 million change in net accretion of discounts on marketable securities.
These were offset by:
•$18.6 million change in deferred revenue due to the upfront payment related to the MKDG agreement and the allocated transaction price that remains unsatisfied related to the Betta Pharma License Agreement, partially offset by the recognition of revenue under our collaboration agreements; and
•non-cash expenses of $7.0 million, which primarily consisted of stock-based compensation expense of $6.2 million.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2024 was driven primarily by $53.4 million of purchases of marketable securities, net of maturities.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2024 was driven primarily by:
•$20.0 million in net proceeds for the execution of the Betta Stock Purchase Agreement; and
•$14.1 million in net proceeds from our at-the-market offering arrangement.
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, private placements of equity securities, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Calico, Biogen, Betta Pharma, Merck, and MKDG, we do not have any committed external sources of funds as of March 31, 2024.
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
If we raise additional capital through the sale of equity securities, each investor’s ownership interest will be diluted, and the terms of any securities we may issue could include liquidation or other preferences that adversely affect the rights of holders of our common stock. Preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as making acquisitions or capital expenditures or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.
At-the-market equity program
In November 2021, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. Simultaneously, we entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus and any prospectus supplement filed with the Registration Statement, or the ATM Program. As of March 31, 2024, the Company has sold 13,686,743 shares of our common stock at an average purchase price of $5.42 under the ATM Program, resulting in net proceeds of $71.9 million.
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
During the three months ended March 31, 2024, except for the minimum rental commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical accounting policies and use of estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition from collaborations, research and development expense recognition, lease liability measurement, and stock-based compensation. There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024.
Off-balance sheet arrangements
We have not entered into any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of March 31, 2024, we had marketable securities of $209.5 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.6 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing at the end of this Quarterly Report on Form 10-Q, in evaluating our company. The risks and uncertainties described below and in our other filings with the SEC, may not be the only ones that we face. The occurrence of any of the events or developments described below, if they actually occur, could harm our business, financial condition, results of operations and growth prospects. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.
Risks related to our financial position and need for additional capital
We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $28.4 million and $34.8 million for three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $556.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
We had cash, cash equivalents, and marketable securities of approximately $299.2 million as of March 31, 2024. We believe that these funds and the anticipated cost savings from our restructuring in January 2024, will be sufficient to fund our planned operating expenses into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
We commenced operations in late 2015 and our activities to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, and preparing for and conducting early-stage clinical trials. While we have ongoing clinical trials and anticipate the commencement of an additional clinical trial through our partner Betta Pharma, all of our other product candidates are still in the discovery stage. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.
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
Until the time, if ever, when we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, private placements, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations, we do not currently have any committed external source of funds. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of any securities we may issue in the future may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, or capital expenditures or declaring dividends.
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
While we have ongoing clinical trials, at this time, we have not yet completed a clinical trial of any product candidate. As a result, we are only starting to assess the safety of our lead product candidates in patients and we have not yet assessed the safety of any of our other earlier-stage product candidates in humans. Although some of our earlier-stage product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
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
We are a clinical-stage biotechnology company and, while we have ongoing clinical trials, the majority of our other product candidates are currently in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources into building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates, including our lead programs. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
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
Relative to companies that are more established than we are or that have a larger footprint than we do, we have relatively limited experience as a company in completing preclinical studies to enable the filing of INDs, submitting INDs or commencing, enrolling and conducting clinical trials.
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
There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. As was the case for our CFT8634 product candidate, which was the subject of a Phase 1/2 clinical trial that we ultimately elected to shut down, product candidates in clinical trials may fail to show the desired safety and efficacy profile despite having progressed successfully through preclinical studies and/or initial or earlier stage clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. In particular, the small number of patients in our planned early clinical trials of the designs of these trials may make the results of these trials less predictive of the outcome of later clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence preclinical studies and clinical trials are never approved as marketable products. Any setbacks of this nature in our clinical development could materially harm our business, financial condition, results of operations and prospects.
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
While we have commenced clinical trials of several of our product candidates, some of which remain ongoing, we have not yet initiated clinical trials for any of our other product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target toxicity, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, due to observed safety signals, we previously modified the dosing schedule in our ongoing Phase 1/2 clinical trial of cemsidomide (CFT7455) as we continue to advance this clinical trial. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition, and prospects.
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
We also may encounter challenges in our clinical development programs due to evolving regulatory policy in the United States or other jurisdictions. For example, in 2021, the FDA's Oncology Center of Excellence launched Project Optimus, an initiative to reform dose selection in oncology drug development. If the FDA believes we have not sufficiently established that the selected dose or doses for our product candidates maximize efficacy as well as safety and tolerability, the FDA may require us to conduct additional clinical trials or generate additional dosing-related information, which could significantly delay and/or increase the expense of our clinical development programs.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a study of ownership changes from inception through December 31, 2020, which concluded that we experienced ownership changes as defined by Section 382 of the Code. However, there were no net operating loss carryforwards that were limited or expired unused. We have not updated the study to assess whether a change of ownership has occurred during 2023 and through 2024. We may have experienced additional ownership changes that have not been identified that could result in the expiration of our net operating loss and tax credit carryforwards before utilization and we may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, that will harm our future operating results by effectively increasing our future tax obligations.
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
We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. We have progressed three product candidates, cemsidomide (CFT7455), CFT8634, and CFT1946, into first-in-human clinical trials in June 2021, May 2022, and December 2022, respectively, with clinical trials currently ongoing for cemsidomide (CFT7455) and CFT1946 and a clinical trial planned for CFT8919 through our partner, Betta Pharma. While we believe that we will be able to enroll a sufficient number of patients into each of our ongoing and planned clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:
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
Risks related to dependence on third parties
We expect to rely on third parties to conduct our future clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements or our clinical protocols.
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
Further, these CROs or sites may have relationships with other entities, some of which may be our peers or competitors. If the CROs or sites with whom we work do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, for any reason, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Our failure or the failure of these third parties to comply with applicable regulatory requirements or our stated protocols could also subject us to enforcement action. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
We also currently rely on certain foreign or foreign-owned third-party vendors, including WuXi AppTec (Hong Kong) Limited, and its affiliates, or WuXi, to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials or certain discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to new U.S. legislation or investigations, such as the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies, any of which could adversely affect our financial condition and business prospects.
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
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on contract manufacturing organizations, or CMOs for both drug substance and finished drug product. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts, including where a pre-approval inspection or an inspection of manufacturing sites is required and FDA is unable to complete those required inspections during the review period for any reason.
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
We have only limited supply agreements in place with respect to our product candidates and these existing arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. If we anticipate receiving or receive marketing approval for any of our product candidates, we will need to establish or have established an agreement for commercial manufacture with one or more third parties. In addition, new U.S. legislation or investigations, such as the proposed BIOSECURE Act, as well as possible sanctions, trade restrictions and/or other foreign regulatory requirements, could serve to limit the third parties we could engage, increase the cost or reduce the supply of materials available to us, or otherwise adversely affect our financial condition and business prospects.

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
Any performance failure or delay in performance on the part of our existing or future manufacturers could delay clinical development or marketing authorization. While our CMOs have experienced performance issues in the past that have not ultimately delayed our clinical development efforts, we could experience a manufacturing issue in the future that would have a material impact on development of our product candidates and the occurrence of an event of this nature would largely be outside of our control. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If our current CMOs cannot perform as agreed, we may be required to replace them. While we have identified several potential alternative vendors who could manufacture some or all of our product candidates, switching vendors could result in significant additional costs and delays to our operations as we select and qualify a replacement manufacturer, we may be constrained in the vendors we can select, particularly for compounds that have high OEB designations, or we may not be able to reach agreement with an alternative manufacturer on acceptable terms.
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
Currently, we have four collaborations involving our research programs:
•a collaboration agreement with Roche that we entered into in December 2015, which we amended and restated in December 2018 and further amended periodically thereafter, with collaboration activities ongoing as to two targets;
•a collaboration agreement with Biogen that we entered into in December 2018, which was amended in February 2020, with certain research activities on the nominated targets continuing for a period of time beyond the end of the research term in June 2023 and substantially complete as of March 31, 2024, as contemplated by the Biogen Agreement;
•a collaboration agreement with Merck that we entered into in December 2023, which is for the development and commercialization of degrader-antibody conjugates, or DACs, with respect to one initial target, with the option for Merck to add up to three additional targets over a stated period of time; and
•a collaboration agreement with MKDG that we entered into in March 2024, which is for the development and commercialization of two targeted protein degraders against critical oncogenic proteins that the Company has progressed within its internal discovery pipeline.
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
It is also possible that our current and past collaborators may not properly obtain, maintain, enforce, or defend the intellectual property or proprietary rights arising out of our licensed programs or may use our proprietary information in a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Roche, Biogen, Calico, Merck, and MKDG have the first right to enforce and defend certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs and, although we may have the right to assume the enforcement and defense of these intellectual property rights if our collaborator does not, our ability to do so may be compromised by their actions. In addition, if any licensed program were later to revert to us, our ability to protect any intellectual property or other proprietary rights associated with that program would be impacted by the intellectual property filings made or other steps taken by our collaborator prior to program reversion. Further, our collaborators may own or co-own intellectual property covering our products that results from our collaborating with them and, in cases where that applies, we would not have the exclusive right to commercialize the collaboration intellectual property.
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
For example, we may seek to enter into collaboration arrangements to advance our cemsidomide (CFT7455) product candidate in MM or other indications or we may form or seek to form collaboration arrangements to enable our development and commercialization of a product candidate in a specified geographic area, as we have done in the case of CFT8919 and our collaboration with Betta Pharma. In addition, as we did in our more recent collaboration agreements with Merck and MKDG, we may seek to enter into collaboration agreements that enable other companies to access and leverage our TORPEDO platform to develop medicines directed at targets selected by our collaboration partners. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), Beigene Co. Ltd., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Genentech, Inc., Glubio Therapeutics, Inc., Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis International AG, Nurix Therapeutics, Inc., Orum Thereapeutic, Inc., Otsuka Pharmaceuticals, Inc., Phoremost, Ltd., Plexium, Inc., Prelude Therapeutics, Inc., Inc., Roche AG, Salarius Pharmaceuticals Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., SK Life Science Labs, Inc. (a subsidiary of SK Biopharmaceuticals Co. Ltd)., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our product candidates or products or their methods of use or manufacture. If that were to occur, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. For example, on May 1, 2023, we filed a petition with the USPTO Patent Trial and Appeal Board, or PTAB, seeking a post-grant review of all the claims of U.S. patent number 11,414,416 (referred to as the ‘416 patent), and on October 23, 2023, we filed a petition with PTAB seeking post-grant review of all the claims of U.S. patent number 11,560,381 (referred to as the ‘381 patent). Both the ‘416 patent and the ‘381 patent relate to compounds for the treatment of BRD9-related disorders. The owner of the ‘416 patent and the ‘381 patent ultimately elected to file statutory disclaimers of all of the claims under each of these patents, thereby relinquishing all of its legal rights to and under the ‘416 patent and the '381 patent. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.
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
We may seek Breakthrough Therapy designation for some or all of our current and future product candidates, including cemsidomide (CFT7455) and CFT1946. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
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

We have obtained Orphan Drug Designation for cemsidomide (CFT7455), and if we decide to seek Orphan Drug Designation for any other current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.
In August 2021, the FDA granted Orphan Drug Designation to cemsidomide (CFT7455) for the treatment of MM. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States. will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Although Orphan Drug Designation is intended to incent drug development for rare diseases or conditions, Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, while receipt of Orphan Drug Designation may result in a waiver of any obligation by FDA to conduct studies in pediatric populations, such waiver may not apply to oncology drugs
If a product that has an Orphan Drug Designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Further, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of our product.
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
Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute our product candidates, if we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to: (i) prevent fraud, kickbacks, self-dealing and other abusive practices, (ii) guarantee the security and privacy of health information, and (iii) increase transparency around the financial relationships between physicians, teaching hospitals and manufacturers of drugs, medical devices and biologics. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements. See the sections entitled “Business — Other Healthcare Laws” and “Business — Healthcare Reform” in our 2023 Annual Report.
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
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid or TRICARE in the United States), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. See the section entitled “Coverage and Reimbursement” in our 2023 Annual Report.
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Business — Government Regulation - Healthcare Reform” in our 2023 Annual Report.
We expect that additional state and federal healthcare reform measures will be adopted in the future, such as the proposed BIOSECURE Act, any of which could limit the extent to which state and federal governments cover particular healthcare products and services, limit the amounts that the federal and state governments will pay for healthcare products and services, or cause us to need to identify or engage alternate service providers. This could result in reduced demand for any product candidate we develop, additional pricing pressures, delayed or limited supply of materials needed for our research or development activities, or other adverse effects to our financial condition and business prospects.
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
Furthermore, numerous states have passed broad consumer privacy laws that are similar in many respects to the CCPA and with many other states proposing similar laws, it is quite possible that other states will follow suit and also pass comprehensive privacy-focused legislation. If enacted, this type of legislation may add additional complexity, further variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact data collection strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states within the United States will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Further, in addition to comprehensive laws at the state level, some states have been proposing or passing laws that target particular aspects of privacy. For example, in the state of Washington, the My Health My Data Act recently became effective and protects the privacy of medical and health-related information that is not covered by HIPAA and a small number of states have passed laws specifically focused on biometric information.

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
Currently, our common stock is listed on The Nasdaq Global Select Market. However, there may not be enough liquidity in that market to enable you to sell your shares of our common stock.
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
Business disruptions, including due to natural disasters, global conflicts or political unrest, and unstable market conditions and downturns in economic and market conditions, may have serious adverse consequences on our business, financial condition and stock price.
Our operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be impacted by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the significant volatility associated with recent geopolitical tensions, including with China, and global conflicts, such as those between Russia and Ukraine and Israel and Hamas, have caused significant instability and disruptions in the capital and credit markets. Global economic conditions continue to be volatile and uncertain in the United States and abroad. Our operations could be adversely affected by economic and political changes in the markets, including higher inflation rates, increasing interest rates, supply chain disruptions, recessions, trade restrictions, tariff increases or potential new tariffs, and economic embargoes imposed by the United States. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates, and could also impact our ability to raise additional capital when needed on acceptable terms, if at all. Our general business strategy may be adversely affected by any economic downturn of this nature, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costly and dilutive, or not available at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
The following table describes, for three months ended March 31, 2024, each trading arrangement for the purchase or sale of Company securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):
During the three months ended March 31, 2024, the Company's directors and officers (as defined in Rule 1a-1(f) under the Exchange Act) adopted plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company's securities as set forth below.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement (Nature of Trading Arrangement)	Duration of Trading Arrangement (1)	Aggregate Number of Securities Pursuant to Trading Arrangement
Kendra Adams (Chief Financial Officer)	Adoption (March 14, 2024)	Rule 10b5-1 trading arrangement (Sale)	March 31, 2025	Indeterminable (2)
Kendra Adams (Chief Financial Officer)	Termination (March 13, 2024)	Rule 10b5-1 trading arrangement (Sale)	April 12, 2024	Indeterminable(3)(4)
Scott Boyle (Chief Business Officer)	Adoption (March 13, 2024)	Rule 10b5-1 trading arrangement (Sale)	March 31, 2025	Indeterminable(5)
Scott Boyle (Chief Business Officer)	Termination (March 12, 2024)	Rule 10b5-1 trading arrangement (Sale)	April 12, 2024	48,600 shares (4)
Stewart Fisher (Chief Scientific Officer)	Adoption (March 12, 2024)	Rule 10b5-1 trading arrangement (Sale)	March 5, 2026	366,588 shares
Stewart Fisher (Chief Scientific Officer)	Termination (March 12, 2024)	Rule 10b5-1 trading arrangement (Sale)	March 31, 2024	200,405 shares (4)
Andrew Hirsch (Chief Executive Officer)	Adoption (March 29, 2024)	Rule 10b5-1 trading arrangement (Sale)	June 30, 2025	1,013,840 shares
Kelly Schick (Chief People Officer)	Adoption (March 12, 2024)	Rule 10b5-1 trading arrangement (Sale)	March 31, 2025	Indeterminable (6)
Jolie Siegel (Chief Legal Officer)	Adoption (March 12, 2024)	Rule 10b5-1 trading arrangement (Sale)	April 30, 2025	80,000 shares

(1)     Except as otherwise indicated, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales, (b) the date listed in this column or (c) the date the trading arrangement is otherwise terminated.
(2)    Ms. Adam's Rule 10b5-1 Trading Plan provides for the sale of up to (i) 169,557 shares of common stock and (ii) an indeterminable number of shares of common stock from the settlement of RSUs. The number of shares of common stock in clause (ii) is indeterminable because the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company's common stock at the time of settlement and the number of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy the applicable tax withholding obligations.
(3)    Ms. Adam's prior Rule 10b5-1 Trading Plan provided for the sale of up to (i) 65,531 shares of common stock and (ii) an indeterminable number of shares of common stock from the settlement of RSUs or PSUs. The number of shares of common stock in clause (ii) is indeterminable because the number would have varied based on the extent to which vesting conditions were satisfied, the market price of the Company's common stock at the time of settlement and the number of shares that would otherwise be issuable on each settlement date of a covered RSU or PSU sold or withheld in an amount sufficient to satisfy the applicable tax withholding obligations.
(4)    As of the date of termination, no shares had been sold under this Rule 10b5-1 trading arrangement.
(5)    Mr. Boyle's Rule 10b5-1 Trading Plan provides for the sale of up to (i) 42,191 shares of common stock and (ii) an indeterminable number of shares of common stock from the settlement of RSUs. The number of shares of common stock in clause (ii) is indeterminable because the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company's common stock at the time of settlement and the number of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy the applicable tax withholding obligations.
(6)     Ms. Schick's Rule 10b5-1 Trading Plan provides for the sale of up to (i) 37,846 shares of common stock and (ii) an indeterminable number of shares of common stock from the settlement of RSUs and PSUs. The number of shares of common stock in clause (ii) is indeterminable because the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company's common stock at the time of settlement and the number of shares that would otherwise be issuable on each settlement date of a covered RSU or PSU that are sold or withheld in an amount sufficient to satisfy the applicable tax withholding obligations.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.1

3.2	Second Amended and Restated By-laws of the Registrant	S-1	333-248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders	S-1	333-248719	09/10/2020	4.1

4.2	Stock Purchase Agreement, dated May 29, 2023, by and among C4 Therapeutics, Inc., Betta Pharmaceuticals Co., Ltd. and Betta Investment (Hong Kong) Limited.	8-K	001-39567	05/30/2023	10.2

10.1†	Research Collaboration and License Agreement dated March 1, 2024, by and among C4 Therapeutics, Inc., and Merck KGaA, Darmstadt, Germany					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________
†    Portions of this exhibit will be omitted in accordance with the rules of the Securities and Exchange Commission.
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

C4 THERAPEUTICS, INC.

Date: May 8, 2024	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Kendra R. Adams
Kendra R. Adams
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 8, 2024	By:	/s/ Mark Mossler
Mark Mossler
Chief Accounting Officer (Principal Accounting Officer)