Form 10-Q
period 2024-06-30
C4 Therapeutics, Inc.
filed 2024-08-01
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of July 30, 2024, the registrant had 69,337,753 shares of common stock, $0.0001 par value per share, outstanding.

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
•the ability and willingness of our third-party strategic collaborators to continue research, development, and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, Betta Pharmaceuticals, Co., Ltd., or Betta Pharma, Merck Sharp & Dohme, LLC, or Merck, and Merck KGaA, Darmstadt, Germany, or MKDG, or other new collaboration agreements;
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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $46.1 million and $70.7 million for the six months ended June 30, 2024 and 2023, respectively.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$73,114	$126,590
Marketable securities, current	190,984	127,091
Accounts receivable	1,167	11,799
Prepaid expenses and other current assets	10,779	5,709
Total current assets	276,044	271,189
Marketable securities, non-current	31,637	28,008
Property and equipment, net	6,571	7,132
Right-of-use asset	60,781	63,956
Restricted cash	3,443	3,443
Other assets	2,617	2,723
Total assets	$381,093	$376,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$913	$1,446
Accrued expenses and other current liabilities	11,203	20,630
Deferred revenue, current	36,592	15,471
Operating lease liability, current	5,493	5,219
Total current liabilities	54,201	42,766
Deferred revenue, net of current	16,910	21,814
Operating lease liability, net of current	62,924	65,757
Total liabilities	134,035	130,337
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 68,815,642 and 60,467,188 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	821,951	774,618
Accumulated other comprehensive loss	(440)	(127)
Accumulated deficit	(574,460)	(528,383)
Total stockholders’ equity	247,058	246,114
Total liabilities and stockholders’ equity	$381,093	$376,451
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from collaboration agreements	$12,006	$2,664	$15,045	$6,423
Operating expenses:
Research and development	23,753	29,926	46,286	58,968
General and administrative	9,695	10,306	19,983	21,251
Restructuring	—	—	2,437	—
Total operating expenses	33,448	40,232	68,706	80,219
Loss from operations	(21,442)	(37,568)	(53,661)	(73,796)
Other income, net:
Interest expense and amortization of long-term debt − related party	—	(600)	—	(1,206)
Interest and other income, net	3,726	2,246	7,584	4,300
Total other income (expense), net	3,726	1,646	7,584	3,094
Loss before income taxes	(17,716)	(35,922)	(46,077)	(70,702)
Income tax expense	—	—	—	—
Net loss	$(17,716)	$(35,922)	$(46,077)	$(70,702)
Net loss per share − basic and diluted	$(0.26)	$(0.73)	(0.67)	(1.44)
Weighted-average number of shares used in computed net loss per share − basic and diluted	68,810,259	49,063,631	68,621,214	49,048,062

Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(60)	696	(313)	2,363
Comprehensive loss	$(17,776)	$(35,226)	$(46,390)	$(68,339)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	60,467,188	$6	$774,618	(127)	$(528,383)	$246,114
Issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	5,567,928	1	19,999	—	—	20,000
Issuance of common stock pursuant to the at-the-market equity program, net	2,500,601	—	14,089	—	—	14,089
Issuance of common stock upon exercise of stock options	80,936	—	519	—	—	519
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	121,516	—	(109)	—	—	(109)
Issuance of common stock under 2020 ESPP	34,902	—	84	—	—	84
Stock-based compensation	—	—	6,215	—	—	6,215
Change in unrealized loss, net on marketable securities	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(28,361)	(28,361)
Other	5,520	—	(16)	—	—	(16)
Balance as of March 31, 2024	68,778,591	$7	$815,399	$(380)	$(556,744)	$258,282
Exercise of stock options and release of stock units	32,607	—	135	—	—	135
Stock-based compensation	—	—	6,381	—	—	6,381
Change in unrealized loss, net on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(17,716)	(17,716)
Other	4,444	—	36	—	—	36
Balance as of June 30, 2024	68,815,642	$7	$821,951	$(440)	$(574,460)	$247,058
See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	48,966,216	$5	$689,256	$(4,137)	$(395,890)	$289,234
Issuance of common stock upon exercise of stock options	11,759	—	56	—	—	56
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	48,730	—	(94)	—	—	(94)
Issuance of common stock under 2020 ESPP	20,748	—	104	—	—	104
Stock-based compensation	—	—	6,251	—	—	6,251
Change in unrealized loss, net on marketable securities	—	—	—	1,667	—	1,667
Net loss	—	—	—	—	(34,780)	(34,780)
Other	5,056	—	32	—	—	32
Balance as of March 31, 2023	49,052,509	$5	$695,605	$(2,470)	$(430,670)	$262,470
Exercise of stock options and release of stock units	1,337	—	2	—	—	2
Stock-based compensation	—	—	6,425	—	—	6,425
Change in unrealized loss, net on marketable securities	—	—	—	696	—	696
Net loss	—	—	—	—	(35,922)	(35,922)
Other	11,252	—	36	—	—	36
Balance as of June 30, 2023	49,065,098	$5	$702,068	$(1,774)	$(466,592)	$233,707
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(46,077)	$(70,702)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	12,596	12,676
Depreciation and amortization expense	896	1,003
Reduction in carrying amount of right-of-use asset	3,176	3,048
Net accretion of discounts on marketable securities	(2,930)	(1,724)
Amortization of debt discount − related party	—	354
Other	22	68
Changes in operating assets and liabilities:
Accounts receivable	10,632	445
Prepaid expenses and other current and long-term assets	(5,116)	2,096
Accounts payable	(533)	941
Accrued expenses and other current liabilities	(9,414)	(3,133)
Operating lease liability	(2,560)	(2,299)
Deferred revenue	16,216	5,105
Net cash used in operating activities	(23,092)	(52,122)
Cash flows (used in) provided by investing activities:
Proceeds from maturities of marketable securities	110,067	129,708
Purchases of marketable securities	(174,972)	(60,078)
Purchases of property and equipment, net	(197)	(951)
Net cash (used in) provided by investing activities	(65,102)	68,679
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	20,000	—
Proceeds from issuance of common stock pursuant to the at-the-market equity program, net	14,089	—
Proceeds from exercise of stock options	654	58
Payments for repurchase of common stock for tax withholding	(109)	(94)
Payment of long-term debt − related party	—	(1,500)
Other	84	106
Net cash provided by (used in) financing activities	34,718	(1,430)

Net change in cash, cash equivalents and restricted cash	(53,476)	15,127
Cash, cash equivalents and restricted cash at beginning of period	130,033	33,033
Cash, cash equivalents and restricted cash at end of period	$76,557	$48,160

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$76,557	$48,160
Less: restricted cash	(3,443)	(3,279)
Cash and cash equivalents at end of the period	$73,114	$44,881

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for leases	$4,399	$4,271
Cash paid for interest − related party	$—	$852

Supplemental disclosures of non-cash investing activities:
Capital expenditures in accounts payable and accrued expenses	$13	$223
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
The Company has incurred recurring losses since its inception, including net losses of $46.1 million and $70.7 million for the six months ended June 30, 2024 and 2023, respectively. In addition, as of June 30, 2024, the Company had an accumulated deficit of $574.5 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $295.7 million as of June 30, 2024 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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

Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2023, and notes thereto, which are included in the Company’s 2023 Annual Report on Form 10-K that was filed with the SEC on February 22, 2024, or the 2023 Annual Report.
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
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$64,918	$64,918	$—	$—
Corporate debt securities	8,031	—	8,031	—
Marketable securities:
Corporate debt securities	180,644	—	180,644	—
U.S. government debt securities	14,253	—	14,253	—
U.S. Treasury securities	27,724	—	27,724	—
Total cash equivalents and marketable securities	$295,570	$64,918	$230,652	$—
There have been no transfers between fair value levels during the six months ended June 30, 2024.
The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at

December 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$103,564	$103,564	$—	$—
U.S. Treasury securities	14,972	—	14,972	—
Corporate debt securities	7,588	—	7,588	—
Marketable securities:
Corporate debt securities	128,705	—	128,705	—
U.S. government debt securities	20,428	—	20,428	—
U.S. Treasury securities	5,966	—	5,966	—
Total cash equivalents and marketable securities	$281,223	$103,564	$177,659	$—
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
Note 4. Marketable securities
Marketable securities as of June 30, 2024 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$151,683	$1	$(330)	$151,354
U.S. Treasury securities	27,739	—	(15)	27,724
U.S. government debt securities	11,929	—	(23)	11,906
Marketable securities, non-current:
Corporate debt securities	29,360	7	(77)	29,290
U.S. government debt securities	2,350	—	(3)	2,347
Total marketable securities, current and non-current	$223,061	$8	$(448)	$222,621
Marketable securities as of December 31, 2023 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$100,903	$16	$(221)	$100,698
U.S. government debt securities	20,457	14	(43)	20,428
U.S. Treasury securities	5,965	1	—	5,966
Marketable securities, non-current:
Corporate debt securities	27,901	120	(14)	28,007
Total marketable securities, current and non-current	$155,226	$151	$(278)	$155,099
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of June 30, 2024 or December 31, 2023 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at June 30, 2024 and December 31, 2023, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Property and equipment:
Laboratory equipment	$8,212	$8,042
Leasehold improvements	4,712	4,712
Furniture and fixtures	1,435	1,422
Office equipment	621	621
Computer equipment	98	98
Total property and equipment	15,078	14,895
Less: accumulated depreciation	(8,507)	(7,763)
Total property and equipment, net	$6,571	$7,132
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$296	$458	$744	$1,003
Note 6. Leases
The Company leases office and laboratory space under a non-cancelable operating lease. In addition, the Company subleases a portion of its office and laboratory space. There have been no material changes to the Company’s lease or sublease during the six months ended June 30, 2024. For additional information, please read Note 6, Leases, to the audited condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses and other current liabilities:
Accrued research and development	$5,268	$11,243
Accrued compensation and benefits	3,642	7,344
Other	2,293	2,043
Total accrued expenses and other current liabilities	$11,203	$20,630
Note 8. Collaboration and license agreements
MKDG Collaboration and License Agreement
On March 1, 2024, the Company entered into a license and collaboration agreement with MKDG, or the MKDG Agreement, to discover two targeted protein degraders against critical oncogenic proteins.
Under the terms of the MKDG Agreement, the Company grants MKDG a worldwide, exclusive license under certain of the Company's intellectual property rights to develop, manufacture, and commercialize two targeted protein degraders against critical oncogenic proteins. MKDG is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the MKDG Agreement, MKDG agreed to make an upfront cash payment of $16.0 million and to fund the Company's discovery research efforts. The Company is eligible to receive approximately $740 million in the aggregate in discovery, regulatory, and commercial milestone payments across the collaboration, plus tiered royalties on net sales. Royalties payable from MKDG to the Company range from mid-single digit to low-double digit percent, subject to reductions under certain circumstances as described in the MKDG Agreement.
The collaboration is managed by a joint research committee, or MKDG JRC, and a joint steering committee, or MKDG JSC, each of which is comprised of representatives of MKDG and the Company. Under the MKDG Agreement, MKDG has final decision-making authority over the JSC, which has the authority to decide matters that cannot be resolved by the JRC. MKDG may terminate the MKDG Agreement on a project-by-project basis or in its entirety upon 60 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to patent challenges, insolvency, or a material breach by the other party, subject to certain conditions.
MKDG Agreement Accounting
The Company identified two performance obligations at the outset of the MKDG Agreement, represented by the two potential research and development targets. While the Company is obligated under the MKDG Agreement to provide the exclusive license and perform certain research activities, the Company determined that the license, the research activities, and participation on the MKDG JRC and MKDG JSC are considered promised services. Participation on the MKDG JRC and MKDG JSC to oversee the research activities contemplated under the MKDG Agreement were determined to be quantitatively and qualitatively immaterial and, therefore, were excluded from the performance obligations. The total transaction price of the MKDG Agreement is allocated to the performance obligations based on their relative standalone selling price. The Company recognizes the transaction price allocated to the performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. Incremental fees for research and development services are paid at agreed upon FTE rates and recognized as revenue in the period incurred.
As of June 30, 2024, the total transaction price of $16.0 million is allocated to the two performance obligations and $15.2 million remains unsatisfied.
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
As of June 30, 2024, the total transaction price of $10.0 million is allocated to the research and development services performance obligation and $8.3 million of the allocated transaction price remains unsatisfied.
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
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical manufacturing supply agreement, and (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. As of June 30, 2024, the total transaction price is currently $17.0 million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the closing of the Betta Stock Purchase Agreement, and a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement. Revenue recognition associated with the Betta Agreements is expected to commence upon the delivery of clinical supply under the clinical manufacturing supply agreement, which has not been executed as of June 30, 2024. The Company has collected a net amount of $15.8 million from the upfront payment from Betta Pharma, after making the related withholding tax payment of $1.2 million to the Chinese tax authorities. No revenue has been recognized as of June 30, 2024, in respect of the transaction price allocated to the Betta Agreements.
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of June 30, 2024 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$16,534	$14,083
Option rights	2,530	2,530
Total	$19,064	$16,613
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheet.
Biogen Collaboration Research and License Agreement
In December 2018, the Company entered into a collaboration research and license agreement, or the Biogen Agreement, with Biogen. In February 2020, the Company and Biogen amended the Biogen Agreement to provide further clarity around Biogen’s ownership of target binding moieties (which are portions of molecules), and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provided that Biogen licenses to the Company rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement. Pursuant to the terms of the Biogen Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments for neurological conditions such as Alzheimer's disease and Parkinson's disease through medicines that rely on target protein degradation, or TPD, as their mode of action, all of which are created using the Company’s degrader technology. Under the terms of the Biogen Agreement, the Company was engaged to develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months, ending in June 2023. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility for continued development of each target. As of June 30, 2024, the research term of the Biogen Agreement has been fully satisfied.
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
As of June 30, 2024, the total transaction price of the Biogen Agreement of $55.0 million was allocated to the research and development services performance obligation, and the transaction price has been fully allocated and satisfied.
In April 2024, the Company earned an $8.0 million milestone payment from Biogen after the company accepted delivery of a development candidate in an undisclosed indication. The Company's performance obligation under the Biogen Agreement is fully satisfied, and the Company has recognized the full amount as revenue during the three months ended June 30, 2024. Biogen is responsible for all future clinical development and commercialization for this program.
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

Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three and six months ended June 30, 2024 and 2023 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from collaboration agreements:
MKDG Agreement	$1,894	$—	$1,949	$—
Merck Agreement	1,102	—	1,747	—
Roche Agreement	963	160	2,451	513
Biogen Agreement	8,047	2,504	8,898	4,840
Calico Agreement	—	—	—	1,070
Total revenue from collaboration agreements	$12,006	$2,664	$15,045	$6,423
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of June 30, 2024 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$1,167	$6,733	$8,486	$15,219
Merck Agreement	—	8,253	—	8,253
Betta Agreements	—	17,000	—	17,000
Roche Agreement	—	4,606	8,424	13,030
Total	$1,167	$36,592	$16,910	$53,502
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of December 31, 2023 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Merck Agreement	$10,000	$8,000	$2,000	$10,000
Betta Agreement	1,799	4,000	8,000	12,000
Roche Agreement	—	2,667	11,814	13,030
Biogen Agreement	—	804	—	804
Total	$11,799	$15,471	$21,814	$37,285
Supplemental financial information related to the collaboration and license agreements for the three and six months ended June 30, 2024 and 2023 are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized that was included in the contract liability at the beginning of the period	$2,065	$2,664	$5,003	$5,895
As of June 30, 2024, the aggregate amount of the transaction price allocated to performance obligations under the MKDG Agreement, Merck Agreement, Betta Agreements, and Roche Agreement that were partially unsatisfied was $57.1 million.
Note 9. Stockholders’ equity
At-The-Market Equity Program
In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. Simultaneously, the Company entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. During the six months ended June 30, 2024, the Company settled 2,500,601 shares for net proceeds of $14.1 million,. There were no sales made under the ATM Program during the three months ended June 30, 2024. As of June 30, 2024, a total of 13,686,743 shares of the Company's common stock at an average purchase price of $5.42 had been sold through the ATM Program, resulting in net proceeds of $71.9 million.
Note 10. Stock-based compensation
Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense:
Research and development	$2,465	$2,644	$4,702	$5,227
General and administrative	3,916	3,781	7,894	7,449
Total stock-based compensation expense	$6,381	$6,425	$12,596	$12,676
Stock options
During the six months ended June 30, 2024, the Company granted stock options for the purchase of 3,055,807 shares of common stock with a weighted average exercise price of $6.95 per share and a weighted average grant-date fair value of $5.70 per shares. As of June 30, 2024, the unrecognized compensation cost related to outstanding stock options was $50.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.
On March 7, 2024, the Company approved an option repricing program applicable to outstanding option awards granted to current employees of the Company under the Company’s 2020 Stock Option and Incentive Plan, or the 2020 Plan, with an exercise price per share greater than or equal to $22.00. The repriced awards have new exercise prices of $11.88 per share for awards held by employees generally and $19.00 per share for awards held by members of the Company's senior leadership team. To receive the benefit of this reduced exercise price, holders of repriced option awards must not, prior to March 7, 2025, (i) voluntarily leave employment with the Company or (ii) exercise the repriced options. The repriced options otherwise remain on their existing terms and conditions as set forth in the 2020 Plan and applicable award agreements. During the three and six months ended June 30, 2024, the Company recorded an incremental non-cash charge of $0.4 million and $0.5 million related to this option repricing.
Performance-based restricted stock units
During the six months ended June 30, 2024, the Company did not grant any performance-based restricted stock units, or PSUs. In addition, no PSUs vested during the six months ended June 30, 2024 upon their respective achievement of performance-based vesting criteria. Upon vesting, each PSU automatically converts into one share of the Company’s common stock. As of June 30, 2024, the unrecognized compensation cost related to outstanding PSUs with performance-based vesting criteria that are considered not probable of achievement was $3.0 million.
Time-based restricted stock units
During the six months ended June 30, 2024, the Company issued 1,013,350 restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees. These RSUs are valued on the grant date using the grant date market price of the underlying shares. A total of 136,837 RSUs vested during the six months ended June 30, 2024 upon their respective vesting schedules. Upon vesting, each RSU automatically converts into one share of the Company’s common stock. The Company indirectly repurchased 15,321 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the RSUs, which tax amounts were remitted to the applicable revenue authorities by the Company in cash on behalf of the RSU holders. As of June 30, 2024, the unrecognized compensation cost related to outstanding RSUs was $9.7 million, which is expected to be recognized over a weighted-average period of 3.3 years.
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
Note 12. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of June 30, 2024 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Anti-dilutive common stock equivalents:
Options to purchase common stock	11,645,100	7,929,853
Total anti-dilutive common stock equivalents	11,645,100	7,929,853
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(17,716)	$(35,922)	$(46,077)	$(70,702)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	68,810,259	49,063,631	68,621,214	49,048,062
Net loss per share − basic and diluted	$(0.26)	$(0.73)	$(0.67)	$(1.44)
Note 13. Restructuring
In January 2024, the Company implemented a restructuring plan to better align its workforce with the needs of its business and reduce operating costs that included a reduction in the Company's workforce by 30%. The resulting restructuring expense recognized during the six months ended June 30, 2024 was $2.4 million, which has all been substantially paid as of June 30, 2024.
Note 14. Income taxes
For the three and six months ended June 30, 2024 and 2023, the Company recorded no income tax provision or benefit due to losses generated where no benefit was recorded due to the valuation allowance. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets as of June 30, 2024 due to uncertainty regarding future taxable income.

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
Business overview
We are a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation, or TPD, science to create a new generation of small-molecule medicines that transforms patients’ lives. By leveraging our proprietary TORPEDO platform, we have the capability to efficiently design and optimize small molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. We believe our novel oral product candidates have the potential to overcome drug resistance often seen with inhibitors, target currently “undruggable” targets and improve patient outcomes. To date, we have successfully designed and advanced several protein degraders into the clinic across a range of target classes and, based on data from our clinical trials, our product candidates have demonstrated robust target degradation.
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
Our other most advanced product candidate, CFT1946, is an orally bioavailable BiDAC degrader designed to be potent and selective against BRAF V600X mutant targets to treat melanoma, non-small cell lung cancer, or NSCLC, colorectal cancer, or CRC, and other malignancies that harbor this mutation. In January 2023, we initiated a first-in-human Phase 1/2 clinical trial of CFT1946 for the treatment of BRAF V600X mutant solid tumors including NSCLC, colorectal cancer and melanoma. In January 2024, we shared pharmacokinetic and pharmacodynamic data from the first two dose escalation cohorts of the ongoing Phase 1/2 trial, demonstrating dose proportional exposure and oral bioavailability, which was associated with BRAF degradation. We continue to progress the ongoing Phase 1/2 clinical trial of CFT1946.
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

Results of operations
Comparison of the three and six months ended June 30, 2024 and 2023
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from collaboration agreements:
MKDG Agreement	$1,894	$—	$1,949	$—
Merck Agreement	1,102	—	1,747	—
Roche Agreement	963	160	2,451	513
Biogen Agreement	8,047	2,504	8,898	4,840
Calico Agreement	—	—	—	1,070
Total revenue from collaboration agreements	$12,006	$2,664	$15,045	$6,423
The $9.3 million increase in revenue in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 is primarily driven by the $8.0 million milestone earned under the Biogen Agreement for the accepted delivery of a development candidate in an undisclosed indication, a $1.9 million increase as a result of progress made on the MKDG Agreement signed in March 2024, and a $1.1 million increase as a result of the progress made on the Merck Agreement signed in December 2023.
The $8.6 million increase in revenue in the six months ended in June 30, 2024, as compared to the six months ended June 30, 2023 is primarily driven by the $4.1 million increase from the milestone earned under the Biogen Agreement, a $1.9 million increase under the Roche Agreement as a result of continued progress towards the nominated targets, a $1.9 million increase as a result for the MKDG Agreement signed in March 2024, and a $1.7 million increase as a result of the Merck Agreement signed in December 2023.
Research and development expense
The following table summarizes our research and development expense for the three and six months June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses:
Personnel expenses	$8,211	$10,531	$16,757	$20,911
Preclinical development and discovery expenses	6,271	7,729	10,879	16,341
Clinical expenses	3,506	4,558	7,368	7,587
Professional fees	1,832	2,200	3,521	4,610
Intellectual property and other expenses	3,933	4,908	7,761	9,519
Total research and development expenses	$23,753	$29,926	$46,286	$58,968

The $6.2 million decrease in research and development expense in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is primarily driven by:
•a $2.3 million decrease in personnel costs as a result of our restructuring activities;
•a $1.5 million decrease in preclinical expenses as a result of prioritization of our business towards programs that are in clinical stages;
•a $1.1 million decrease in clinical expenses due to the closeout of our C4T8634 program; and
•a $1.0 million decrease in intellectual property and other expenses.
The $12.7 million decrease in research and development expense in the six months ended June 30, 2024 as compared to the six months ended June 30, 2024 is primarily driven by:
•a $5.5 million decrease in preclinical expenses as a result of prioritization of our business towards programs that are in clinical stages;
•a $4.2 million decrease in personnel costs as a result of our restructuring activities;
•a $1.8 million decrease in intellectual property and other expenses; and
•a $1.1 million decrease in professional fees.
General and administrative expense
The following table summarizes our general and administrative expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses:
Personnel expenses	$7,343	$7,381	$14,983	$15,065
Professional fees and other expenses	2,352	2,925	5,000	6,186
Total general and administrative expenses	$9,695	$10,306	$19,983	$21,251
The $0.6 million decrease in general and administrative expense in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is primarily driven by a $0.6 million decrease in professional fees and other expenses during the three months ended June 30, 2024.
The $1.3 million decrease in general and administrative expense in the six months ended June 30, 2024 as compared to the six months ended June 30, 2024 is primarily driven by the $1.2 million decrease in professional fees and other expenses.
Restructuring expense
The $2.4 million increase of restructuring expense in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is driven by the restructuring plan implemented in January 2024 to better align its workforce with the needs of its business and reduce operating costs that included a reduction in the Company's workforce by 30%.
Other income (expense), net
The following table summarizes our other income (expense), net for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income (expense), net:
Interest and other income, net	$3,726	$2,246	$7,584	$4,300
Interest expense and amortization of long-term debt − related party	—	(600)	—	(1,206)
Total other income, net	$3,726	$1,646	$7,584	$3,094
The $2.1 million increase in other income (expense), net in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is primarily driven by a $1.5 million increase in interest and other income resulting from higher interest earned on our investments during the three months ended June 30, 2024, offset be a $0.6 million decrease in interest expense from long-term debt..

The $4.5 million increase in other income (expense), net in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is primarily driven by a $3.3 million increase in interest and other income resulting from higher interest earned on our investments during the three months ended June 30, 2024, offset by a $1.2 million decrease in interest expense from long-term debt.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, private placements of our common stock, and through payments from collaboration partners. As of June 30, 2024, we had cash, cash equivalents and marketable securities of approximately $295.7 million.
Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(23,092)	$(52,122)
Net cash (used in) provided by investing activities	(65,102)	68,679
Net cash provided by (used in) financing activities	34,718	(1,430)
Total net change in cash, cash equivalents and restricted cash	$(53,476)	$15,127
Operating activities
Net cash used in operating activities for the six months ended June 30, 2024 was driven primarily by the following uses of cash:
•net loss of $46.1 million;
•$9.4 million change in accrued expenses and other current liabilities;
•$5.1 million change in prepaid expenses and other current and long-term assets; and
•$2.6 million change in our operating lease liability.
These were offset by:
•$16.2 million change in deferred revenue due to the upfront payment related to the MKDG agreement and the allocated transaction price that remains unsatisfied related to the Betta Pharma License Agreement, partially offset by the recognition of revenue under our collaboration agreements;
•$10.6 million change in accounts receivable, primarily a result of the Merck upfront payment; and
•non-cash expenses of $13.7 million, which primarily consisted of stock-based compensation expense of $12.6 million.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2024 was driven primarily by $64.9 million of purchases of marketable securities, net of maturities.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2024 was driven primarily by:
•$20.0 million in net proceeds for the execution of the Betta Stock Purchase Agreement; and
•$14.1 million in net proceeds from our at-the-market equity program.

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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, private placements of equity securities, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Calico, Biogen, Betta Pharma, Merck, and MKDG, we do not have any committed external sources of funds as of June 30, 2024.
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
At-the-market equity program
In November 2021, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. Simultaneously, we entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus and any prospectus supplement filed with the Registration Statement, or the ATM Program. As of June 30, 2024, the Company has sold 13,686,743 shares of our common stock at an average purchase price of $5.42 under the ATM Program, resulting in net proceeds of $71.9 million.
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
During the six months ended June 30, 2024, except for the minimum rental commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of June 30, 2024, we had marketable securities of $222.6 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.6 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $17.7 million and $35.9 million for six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $574.5 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings or other issuances of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
We had cash, cash equivalents, and marketable securities of approximately $295.7 million as of June 30, 2024. We believe that these funds and the anticipated cost savings from our restructuring in January 2024, will be sufficient to fund our planned operating expenses into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
We commenced operations in late 2015 and initiated our first Phase 1/2 clinical trial in 2021. Our activities to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, and preparing for and conducting early-stage clinical trials. While we have ongoing clinical trials and anticipate the commencement of an additional clinical trial through our partner Betta Pharma, all of our other product candidates are still in the discovery stage. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.
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
Until the time, if ever, when we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, share issuances, private placements, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations, we do not currently have any committed external source of funds. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of any securities we may issue in the future may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, or capital expenditures or declaring dividends.
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
We are a clinical stage biotechnology company and, while we have commenced clinical trials of certain of our product candidates, our other product candidates are still in the discovery stage. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.
We are a clinical-stage biotechnology company and, while we have ongoing clinical trials, our other product candidates are currently in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our efforts and financial resources into building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates, including our lead programs. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
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
While our current clinical-stage programs are focused on oncology targets, a key element of our strategy is to apply our TORPEDO platform to develop product candidates that address a broad array of targets and new therapeutic areas, such as neurodegeneration, diseases of aging and infectious disease. The therapeutic discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
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
•a collaboration agreement with Biogen that we entered into in December 2018, which was amended in February 2020, with certain research activities on the nominated targets continuing for a period of time beyond the end of the research term in June 2023 and has been fully satisfied as of June 30, 2024;
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
It is also possible that our current and past collaborators may not properly obtain, maintain, enforce, or defend the intellectual property or proprietary rights arising out of our licensed programs or may use our proprietary information in a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. Generally, our collaborators have the first right to enforce and defend certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs and, although we may have the right to assume the enforcement and defense of these intellectual property rights if our collaborator does not, our ability to do so may be compromised by their actions. In addition, if any licensed program were later to revert to us, our ability to protect any intellectual property or other proprietary rights associated with that program would be impacted by the intellectual property filings made or other steps taken by our collaborator prior to program reversion. Further, our collaborators may own or co-own intellectual property covering our products that results from our collaborating with them and, in cases where that applies, we would not have the exclusive right to commercialize the collaboration intellectual property.
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
The Leahy-Smith Act created, for the first time, new procedures under which third parties may challenge issued patents in the United States, including post-grant review, inter partes review and derivations proceedings, all of which are adversarial proceedings conducted at the USPTO. Since the effectiveness of the Leahy-Smith Act, some third parties have been using these types of actions to seek and achieve the cancellation of selected or all claims of issued patents of their competitors. Under the Leahy-Smith Act, for a patent with a priority date of March 16, 2013 or later (which is the case for all of our patent filings), a third party can file a petition for post-grant review at any time during a nine-month window commencing at the time of issuance of the patent. In addition, for a patent with a priority date of March 16, 2013 or later, a third party can file a petition for inter partes review after the nine-month period for filing a post-grant review petition has expired. Post-grant review proceedings can be brought on any ground of challenge, whereas inter partes review proceedings can only be brought to raise a challenge based on published prior art. Under applicable law, the standard of review for these types of adversarial actions at the USPTO are conducted without the presumption of validity afforded to U.S. patents, which is the standard that applies if a third party were to seek to invalidate a patent through a lawsuit filed in the federal courts of the United States. The USPTO issued a Final Rule on November 11, 2018 announcing that it will now use the same claim construction currently used in the federal courts of the United States—which is the ordinary and customary meaning of words used—to interpret patent claims in these USPTO proceedings. As a result of this regulatory landscape, if any of our patents are challenged by a third party in a USPTO proceeding of this nature, there is no guarantee that we will be successful in defending the challenged patent, which could result in our losing rights under the challenged patent in part or in whole.
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
Competitors may infringe our issued patents, the patents of our licensors or collaborators or our other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive, time-consuming and unpredictable. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensors or collaborators is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being or actually invalidated, held unenforceable or interpreted narrowly. In addition, the U.S. Supreme Court’s June 2024 Loper Bright Enterprises v. Raimondo decision, which overturned a long-established doctrine of courts giving deference to administrative agencies’ interpretations of statutory language and related rules and regulations, has introduced uncertainty regarding the extent to which courts will exercise independent judgement over the interpretation of patent statutes and regulations in future litigation proceedings involving the enforceability or validity of patents and USPTO regulations, policies, and decisions. Even if we successfully assert our patents, a court may not award remedies that sufficiently compensate us for our losses. In addition, we may not have sufficient financial or other resources to seek to enforce our patents adequately against perceived infringers, which could have a material and adverse effect on the profitability of our products.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), Beigene Co. Ltd., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Genentech, Inc., Glubio Therapeutics, Inc., Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis International AG, Nurix Therapeutics, Inc., Orum Thereapeutic, Inc., Otsuka Pharmaceuticals, Inc., Phoremost, Ltd., Plexium, Inc., Prelude Therapeutics, Inc., Inc., Roche AG, Salarius Pharmaceuticals Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., SK Life Science Labs, Inc. (a subsidiary of SK Biopharmaceuticals Co. Ltd)., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our product candidates or products or their methods of use or manufacture. If that were to occur and as we have done in the past in certain circumstances, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application, which steps might include, for example, third party submissions or oppositions before the relevant patent office, or adversarial proceedings or litigation, such as post-grant review or inter partes review before the USPTO Patent Trial and Appeal Board, or declaratory judgment actions before a court, and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.
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
The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturers’ communications on the subject of off-label use of their products. The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. In addition, the U.S. Supreme Court’s June 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
Section 505A of the Food, Drug, and Cosmetic Act, or the FDC Act, provides incentives to drug manufacturers who conduct studies of drugs in children. Referred to as the “pediatric exclusivity provision,” this law provides an additional six months of non-patent exclusivity to pharmaceutical manufacturers that conduct acceptable pediatric studies of new and currently-marketed drug products for which pediatric data would be beneficial pursuant to a written request by the FDA. As a result, if we received a written request for pediatric studies from the FDA, conducted pediatric clinical studies and submitted reports that were accepted by the FDA within the statutory time limits, we could receive an additional six-months of regulatory exclusivity beyond all other types of patent and non-patent exclusivity then in effect for all our approved drug products that contain the active moiety for which pediatric exclusivity was granted. However, even if we received a written request for pediatric studies from the FDA for one or more of our drug products, we may determine not to or be unable to carry out pediatric studies that comply with Section 505A of the FDC Act, or we may carry out studies that are not accepted by the FDA for this purpose. If this situation were to arise, we would not receive this six-month regulatory exclusivity extension.
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
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the fiscal quarter ended on June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

C4 THERAPEUTICS, INC.

Date: August 1, 2024	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Kendra R. Adams
Kendra R. Adams
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 1, 2024	By:	/s/ Mark Mossler
Mark Mossler
Chief Accounting Officer (Principal Accounting Officer)