Form 10-Q
period 2024-09-30
C4 Therapeutics, Inc.
filed 2024-10-31
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of October 24, 2024, the registrant had 70,588,959 shares of common stock, $0.0001 par value per share, outstanding.

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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $70.7 million and $97.7 million for the nine months ended September 30, 2024 and 2023, respectively.
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
•We have ongoing collaborations with Roche, Betta Pharma, Merck, and MKDG. We may also seek to enter into additional collaborations in the future with third parties for the discovery, development and/or commercialization of certain of our product candidates. However, we may never realize the full potential benefits under these existing or potential collaboration arrangements.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$59,649	$126,590
Marketable securities, current	195,992	127,091
Accounts receivable	10,341	11,799
Prepaid expenses and other current assets	7,246	5,709
Total current assets	273,228	271,189
Marketable securities, non-current	28,759	28,008
Property and equipment, net	6,206	7,132
Right-of-use asset	59,167	63,956
Restricted cash	3,443	3,443
Other assets	5,257	2,723
Total assets	$376,060	$376,451
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,504	$1,446
Accrued expenses and other current liabilities	15,388	20,630
Deferred revenue, current	20,769	15,471
Operating lease liability, current	5,632	5,219
Total current liabilities	43,293	42,766
Deferred revenue, net of current	28,648	21,814
Operating lease liability, net of current	61,463	65,757
Total liabilities	133,404	130,337
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 70,562,901 and 60,467,188 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	841,320	774,618
Accumulated other comprehensive income (loss)	455	(127)
Accumulated deficit	(599,126)	(528,383)
Total stockholders’ equity	242,656	246,114
Total liabilities and stockholders’ equity	$376,060	$376,451
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from collaboration agreements	$15,362	$11,072	$30,407	$17,495
Operating expenses:
Research and development	31,838	28,347	78,124	87,315
General and administrative	11,768	10,533	31,751	31,784
Restructuring	—	—	2,437	—
Total operating expenses	43,606	38,880	112,312	119,099
Loss from operations	(28,244)	(27,808)	(81,905)	(101,604)
Other income (expense), net:
Interest expense and amortization of long-term debt − related party	—	(167)	—	(1,373)
Loss on early extinguishment of debt	—	(621)	—	(621)
Interest and other income, net	3,578	2,562	11,162	6,862
Total other income, net	3,578	1,774	11,162	4,868
Loss before income taxes	(24,666)	(26,034)	(70,743)	(96,736)
Income tax expense	—	(1,003)	—	(1,003)
Net loss	$(24,666)	$(27,037)	$(70,743)	$(97,739)
Net loss per share − basic and diluted	$(0.35)	$(0.55)	(1.03)	(1.99)
Weighted-average shares outstanding − basic and diluted	69,627,190	49,212,126	68,958,938	49,103,351

Other comprehensive loss:
Unrealized gain on marketable securities	895	870	582	3,233
Comprehensive loss	$(23,771)	$(26,167)	$(70,161)	$(94,506)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	60,467,188	$6	$774,618	(127)	$(528,383)	$246,114
Issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	5,567,928	1	19,999	—	—	20,000
Issuance of common stock pursuant to the at-the-market equity program, net	2,500,601	—	14,089	—	—	14,089
Issuance of common stock upon exercise of stock options	80,936	—	519	—	—	519
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	121,516	—	(109)	—	—	(109)
Issuance of common stock under 2020 ESPP	34,902	—	84	—	—	84
Stock-based compensation	—	—	6,215	—	—	6,215
Change in unrealized loss, net on marketable securities	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(28,361)	(28,361)
Other	5,520	—	(16)	—	—	(16)
Balance as of March 31, 2024	68,778,591	$7	$815,399	$(380)	$(556,744)	$258,282
Exercise of stock options and release of stock units	32,607	—	135	—	—	135
Stock-based compensation	—	—	6,381	—	—	6,381
Change in unrealized loss, net on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(17,716)	(17,716)
Other	4,444	—	36	—	—	36
Balance as of June 30, 2024	68,815,642	$7	$821,951	$(440)	$(574,460)	$247,058
Issuance of common stock pursuant to the at-the-market equity program, net	1,631,521	—	10,280	—	—	10,280
Exercise of stock options and release of stock units	1,714	—	13	—	—	13
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	31,363	—	(85)	—	—	(85)
Issuance of common stock under 2020 ESPP	75,993	—	298	—	—	298
Stock-based compensation	—	—	8,831	—	—	8,831
Change in unrealized loss, net on marketable securities	—	—	—	895	—	895
Net loss	—	—	—	—	(24,666)	(24,666)
Other	6,668	—	32	—	—	32
Balance as of September 30, 2024	70,562,901	$7	$841,320	$455	$(599,126)	$242,656
See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	48,966,216	$5	$689,256	$(4,137)	$(395,890)	$289,234
Issuance of common stock upon exercise of stock options	11,759	—	56	—	—	56
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	48,730	—	(94)	—	—	(94)
Issuance of common stock under 2020 ESPP	20,748	—	104	—	—	104
Stock-based compensation	—	—	6,251	—	—	6,251
Change in unrealized loss, net on marketable securities	—	—	—	1,667	—	1,667
Net loss	—	—	—	—	(34,780)	(34,780)
Other	5,056	—	32	—	—	32
Balance as of March 31, 2023	49,052,509	$5	$695,605	$(2,470)	$(430,670)	$262,470
Exercise of stock options and release of stock units	1,337	—	2	—	—	2
Stock-based compensation	—	—	6,425	—	—	6,425
Change in unrealized loss, net on marketable securities	—	—	—	696	—	696
Net loss	—	—	—	—	(35,922)	(35,922)
Other	11,252	—	36	—	—	36
Balance as of June 30, 2023	49,065,098	$5	$702,068	$(1,774)	$(466,592)	$233,707
Exercise of stock options and release of stock units	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	69,015	—	(16)	—	—	(16)
Issuance of common stock under 2020 ESPP	113,036	—	264	—	—	264
Stock-based compensation	—	—	8,200	—	—	8,200
Change in unrealized loss, net on marketable securities	—	—	—	870	—	870
Net loss	—	—	—	—	(27,037)	(27,037)
Other	12,721	—	36	—	—	36
Balance as of September 30, 2023	49,259,870	$5	$710,552	$(904)	$(493,629)	$216,024
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(70,743)	$(97,739)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	21,427	20,876
Depreciation and amortization expense	1,338	1,450
Reduction in carrying amount of right-of-use asset	4,790	4,596
Net accretion of discounts on marketable securities	(4,315)	(2,817)
Amortization of debt discount − related party	—	405
Loss on early extinguishment of debt	—	621
Other	53	120
Changes in operating assets and liabilities:
Accounts receivable	1,458	973
Prepaid expenses and other current and long-term assets	(4,300)	1,404
Accounts payable	57	104
Accrued expenses and other current liabilities	(5,242)	(3,866)
Operating lease liability	(3,881)	(3,489)
Deferred revenue	12,133	(5,467)
Net cash used in operating activities	(47,225)	(82,829)
Cash flows (used in) provided by investing activities:
Proceeds from maturities of marketable securities	178,781	219,975
Purchases of marketable securities	(243,537)	(92,020)
Purchases of property and equipment, net	(184)	(1,551)
Net cash (used in) provided by investing activities	(64,940)	126,404
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock pursuant to the at-the-market equity program, net	24,370	—
Proceeds from issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	20,000	—
Proceeds from exercise of stock options	667	58
Payments for repurchase of common stock for tax withholding	(194)	(110)
Payment of long-term debt − related party	—	(12,500)
Other	381	369
Net cash provided by (used in) financing activities	45,224	(12,183)

Net change in cash, cash equivalents and restricted cash	(66,941)	31,392
Cash, cash equivalents and restricted cash at beginning of period	130,033	33,033
Cash, cash equivalents and restricted cash at end of period	$63,092	$64,425

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$63,092	$64,425
Less: restricted cash	(3,443)	(3,454)
Cash and cash equivalents at end of the period	$59,649	$60,971

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows - Continued
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for leases	$6,614	$6,421
Cash paid for income taxes	$—	$1,003
Cash paid for interest − related party	$—	$990
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
The Company has incurred recurring losses since its inception, including net losses of $70.7 million and $97.7 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, as of September 30, 2024, the Company had an accumulated deficit of $599.1 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $284.4 million as of September 30, 2024 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
Risks and uncertainties
The Company is subject to risks common to other life science companies in the early development stage including, but not limited to, uncertainty of ability to raise additional financing, product development and commercialization, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, lack of marketing and sales history, product liability, protection of proprietary technology and intellectual property, and compliance with regulations from the Food and Drug Administration, or the FDA, and other government agencies. If the Company does not successfully advance its programs into and through human clinical trials and commercialize any of its product candidates either directly or through collaborations with other companies, the Company may be unable to produce product revenue or achieve profitability. There can be no assurance that the Company’s research and development efforts will be successful, adequate protection for the Company’s intellectual property will be obtained, any products developed will obtain necessary government regulatory approval, or any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.
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

Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2023, and notes thereto, which are included in the Company’s 2023 Annual Report on Form 10-K that was filed with the SEC on February 22, 2024, or the 2023 Annual Report.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Report Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for the Company’s annual reporting period beginning after December 15, 2023, and subsequent interim periods, with early adoption permitted. ASU 2023-07 requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the effect that adoption of ASU 2023-07 will have on its consolidated financial statements.
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$46,987	$46,987	$—	$—
Corporate debt securities	6,225	—	6,225	—
U.S. Treasury securities	6,221	—	6,221	—
Marketable securities:
Corporate debt securities	188,972	—	188,972	—
U.S. Treasury securities	23,261	—	23,261	—
U.S. government debt securities	12,518	—	12,518	—
Total cash equivalents and marketable securities	$284,184	$46,987	$237,197	$—
There have been no transfers between fair value levels during the nine months ended September 30, 2024.
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
Note 4. Marketable securities
Marketable securities as of September 30, 2024 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$161,256	$342	$(33)	$161,565
U.S. Treasury securities	23,233	28	—	23,261
U.S. government debt securities	11,160	9	(2)	11,167
Marketable securities, non-current:
Corporate debt securities	27,297	120	(10)	27,407
U.S. government debt securities	1,350	1	—	1,351
Total marketable securities, current and non-current	$224,296	$500	$(45)	$224,751

Marketable securities as of December 31, 2023 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$100,903	$16	$(221)	$100,698
U.S. government debt securities	20,457	14	(43)	20,428
U.S. Treasury securities	5,965	1	—	5,966
Marketable securities, non-current:
Corporate debt securities	27,901	120	(14)	28,007
Total marketable securities, current and non-current	$155,226	$151	$(278)	$155,099
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of September 30, 2024 or December 31, 2023 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at September 30, 2024 and December 31, 2023, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Property and equipment:
Laboratory equipment	$8,213	$8,042
Leasehold improvements	4,712	4,712
Furniture and fixtures	1,435	1,422
Office equipment	621	621
Computer equipment	98	98
Total property and equipment	15,079	14,895
Less: accumulated depreciation	(8,873)	(7,763)
Total property and equipment, net	$6,206	$7,132
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$365	$447	$1,109	$1,450
Note 6. Leases
The Company leases office and laboratory space under a non-cancelable operating lease. In addition, the Company subleases a portion of its office and laboratory space. There have been no material changes to the Company’s lease or sublease during the nine months ended September 30, 2024. For additional information, please read Note 6, Leases, to the audited condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued expenses and other current liabilities:
Accrued research and development	$8,325	$11,243
Accrued compensation and benefits	5,247	7,344
Other	1,816	2,043
Total accrued expenses and other current liabilities	$15,388	$20,630
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
The collaboration is managed by a joint research committee, or MKDG JRC, and a joint steering committee, or MKDG JSC, each of which is comprised of representatives of MKDG and the Company. Under the MKDG Agreement, MKDG has final decision-making authority over the MKDG JSC, which has the authority to decide matters that cannot be resolved by the MKDG JRC. MKDG may terminate the MKDG Agreement on a project-by-project basis or in its entirety upon 60 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to patent challenges, insolvency, or a material breach by the other party, subject to certain conditions.
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
As of September 30, 2024, the total transaction price of $16.0 million is allocated to the two performance obligations and $14.4 million remains unsatisfied.
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

Under the terms of the Merck Agreement, the Company received a $10.0 million upfront payment. The Company and Merck will collaborate to develop DACs directed to an initial undisclosed oncology target that is exclusive to the collaboration. For DACs directed to this initial target, the Company is eligible to receive milestone payments totaling approximately $600 million, as well as tiered royalties on future sales. The Merck Agreement also provides Merck with the option to extend the collaboration to include three additional targets that would be exclusive to the collaboration, which could yield option exercise payments as well as potential milestones and royalties. If Merck exercises all of its options to extend the collaboration, the Company would be eligible to receive up to approximately $2.5 billion in potential payments across the entire collaboration.
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
As of September 30, 2024, the total transaction price of $10.0 million is allocated to the research and development services performance obligation and $6.6 million of the allocated transaction price remains unsatisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheet.
Betta Pharma License and Collaboration Agreement - Related Party
On May 29, 2023, the Company entered into a license and collaboration agreement, or the Betta Pharma License Agreement, with Betta Pharma to collaborate on the development, manufacturing, and commercialization of CFT8919 in Greater China, comprised of mainland China, Hong Kong SAR, Macau SAR and Taiwan, with the Company retaining rights to CFT8919 in the rest of the world other than Greater China, or the C4T Territory.
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
In connection with the execution of the Betta Pharma License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta Pharma License Agreement, the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. The closing under the Betta Stock Purchase Agreement occurred on January 4, 2024. Due to Betta Investment's purchase of shares of the Company's common stock in January 2024 under the Betta Stock Purchase Agreement, its subsequent filing of a Schedule 13G on January 12, 2024, and its relationship with Betta Pharma as an affiliate, Betta Pharma is considered a related party to the Company.
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
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical supply agreement, (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. The clinical supply agreement, or the Betta Pharma Supply Agreement, was signed on August 31, 2024. The Company recognizes the transaction price allocated to the performance obligation as the costs related to manufactured clinical supply are incurred, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The clinical manufacturing costs are paid at agreed upon rates and included in the estimated transaction price. The estimated transaction price as of September 30, 2024 is $135.7 million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the closing of the Betta Stock Purchase Agreement, a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement, and the estimated consideration expected to be received from the manufactured clinical supply of $118.7 million. This estimate includes a number of assumptions, including but not limited to the duration and total volume of clinical supply to be provided by the Company pursuant to the Betta Pharma Supply Agreement. In the event there are fluctuations in the Company's assumptions, the estimates of consideration expected to be received pursuant to the Betta Pharma Supply Agreement will also change. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
During the three months ended September 30, 2023, the Company made the related withholding tax payment, related to the upfront payment, of $1.0 million to the Chinese tax authorities (See Note 12).
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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2024 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$16,688	$13,823
Option rights	2,376	2,376
Total	$19,064	$16,199
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
Biogen Agreement accounting
As of September 30, 2024, the total transaction price of the Biogen Agreement of $55.0 million was allocated to the research and development services performance obligation, and the transaction price has been fully allocated and satisfied.
In April 2024, the Company earned an $8.0 million milestone payment from Biogen after the Company accepted delivery of a development candidate in an undisclosed indication. In September 2024, the Company earned an additional $8.0 million milestone payment from Biogen after Biogen accepted delivery of a development candidate in a separate undisclosed indication. The Company's performance obligation under the Biogen Agreement is fully satisfied, and the Company has recognized the full amount as revenue during the three and nine months ended September 30, 2024. Biogen is responsible for all future clinical development and commercialization for this program.

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
Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three and nine months ended September 30, 2024 and 2023 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from collaboration agreements:
MKDG Agreement	$2,368	$—	$4,317	$—
Merck Agreement	1,684	—	3,431	—
Betta Agreements	2,896	—	2,896	—
Roche Agreement	414	8,223	2,865	8,736
Biogen Agreement	8,000	2,849	16,898	7,689
Calico Agreement	—	—	—	1,070
Total revenue from collaboration agreements	$15,362	$11,072	$30,407	$17,495
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of September 30, 2024 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$1,572	$4,770	$9,652	$14,422
Merck Agreement	—	6,569	—	6,569
Betta Agreements	769	4,203	11,107	15,310
Roche Agreement	—	5,227	7,889	13,116
Biogen Agreement	8,000	—	—	—
Total	$10,341	$20,769	$28,648	$49,417

Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of December 31, 2023 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Merck Agreement	$10,000	$8,000	$2,000	10,000
Betta Agreement	1,799	4,000	8,000	12,000
Roche Agreement	—	2,667	11,814	14,481
Biogen Agreement	—	804	—	804
Total	$11,799	$15,471	$21,814	$37,285
Supplemental financial information related to the collaboration and license agreements for the three and nine months ended September 30, 2024 and 2023 are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized that was included in the contract liability at the beginning of the period	$4,994	$2,664	$9,996	$5,895
As of September 30, 2024, the aggregate amount of the transaction price allocated to performance obligations under the MKDG Agreement, Merck Agreement, Betta Agreements, and Roche Agreement that were partially unsatisfied was $170.0 million. The vast majority of the remaining transaction price to be recognized as revenue is based on the estimated manufactured clinical supply costs under the Betta Pharma collaboration. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
Note 9. Stockholders’ equity
At-The-Market Equity Program
In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. Simultaneously, the Company entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the ATM Program. During the three and nine months ended September 30, 2024, the Company settled 1,631,521 and 4,132,122 shares for net proceeds of $10.3 million and $24.4 million. No amounts were settled under the ATM Program during the three and nine months ended September 30, 2023. As of September 30, 2024, a total of 15,318,264 shares of the Company's common stock at an average purchase price of $5.54 had been sold through the ATM Program, resulting in net proceeds of $82.3 million.
Note 10. Stock-based compensation
Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense:
Research and development	$3,341	$3,906	$8,043	$9,133
General and administrative	5,490	4,294	13,384	11,743
Total stock-based compensation expense	$8,831	$8,200	$21,427	$20,876
Stock options
During the nine months ended September 30, 2024, the Company granted stock options for the purchase of 3,382,967 shares of common stock with a weighted average exercise price of $6.86 per share and a weighted average grant-date fair value of $5.62 per shares. As of September 30, 2024, the unrecognized compensation cost related to outstanding stock options was $41.9 million, which is expected to be recognized over a weighted-average period of 2.3 years.
On March 7, 2024, the Company approved an option repricing program applicable to outstanding option awards granted to current employees of the Company under the Company’s 2020 Stock Option and Incentive Plan, or the 2020 Plan, with an exercise price per share greater than or equal to $22.00. The repriced awards have new exercise prices of $11.88 per share for awards held by employees generally and $19.00 per share for awards held by members of the Company's senior leadership team. To receive the benefit of this reduced exercise price, holders of repriced option awards must not, prior to March 7, 2025, (i) voluntarily leave employment with the Company or (ii) exercise the repriced options. The repriced options otherwise remain on their existing terms and conditions as set forth in the 2020 Plan and applicable award agreements. During the three and nine months ended September 30, 2024, the Company recorded an incremental non-cash charge of $0.4 million and $0.9 million related to this option repricing. On October 7, 2024, the 2020 Plan was amended to prohibit the plan's administrator from reducing the exercise price of outstanding stock options or stock appreciation rights or effecting repricing through cancellation and re-grant or cancellation in exchange for cash or other awards without prior stockholder approval.
Performance-based restricted stock units
During the nine months ended September 30, 2024, the Company did not grant any performance-based restricted stock units, or PSUs. In addition, 21,000 PSUs vested during the nine months ended September 30, 2024 upon their respective achievement of performance-based vesting criteria. Upon vesting, each PSU automatically converts into one share of the Company’s common stock. The Company withheld 6,634 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the PSUs, which tax amounts were remitted to the applicable revenue authorities in cash. As of September 30, 2024, the unrecognized compensation cost related to outstanding PSUs with performance-based vesting criteria that are considered not probable of achievement was $2.4 million.
Time-based restricted stock units
During the nine months ended September 30, 2024, the Company issued 1,013,350 restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees. These RSUs are valued on the grant date using the grant date market price of the underlying shares. A total of 161,862 RSUs vested during the nine months ended September 30, 2024 upon their respective vesting schedules. Upon vesting, each RSU automatically converts into one share of the Company’s common stock. The Company indirectly repurchased 23,349 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the RSUs, which tax amounts were remitted to the applicable revenue authorities by the Company in cash on behalf of the RSU holders. As of September 30, 2024, the unrecognized compensation cost related to outstanding RSUs was $8.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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
Note 12. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of September 30, 2024 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
Anti-dilutive common stock equivalents:
Options to purchase common stock	11,849,611	9,868,099
Total anti-dilutive common stock equivalents	11,849,611	9,868,099
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(24,666)	$(27,037)	$(70,743)	$(97,739)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	69,627,190	49,212,126	68,958,938	49,103,351
Net loss per share − basic and diluted	$(0.35)	$(0.55)	$(1.03)	$(1.99)
Note 13. Restructuring
In January 2024, the Company implemented a restructuring plan to better align its workforce with the needs of its business and reduce operating costs that included a reduction in the Company's workforce by 30%. The resulting restructuring expense recognized during the nine months ended September 30, 2024 was $2.4 million, which has all been substantially paid as of June 30, 2024.
Note 14. Income taxes
For the three and nine months ended September 30, 2024, the Company recorded no income tax provision or benefit due to losses generated where no benefit was recorded due to the valuation allowance. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets as of September 30, 2024 due to uncertainty regarding future taxable income.
The Company’s effective tax rate in the nine months ended September 30, 2023 was impacted by the Chinese withholding tax obligation related to the upfront payment received in connection with the Betta License Agreement, as described in Note 8, Collaboration and license agreement, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which resulted in a tax provision of $(1.0) million and an effective tax rate of (1.0)%.

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
Our other most advanced product candidate, CFT1946, is an orally bioavailable BiDAC degrader designed to be potent and selective against BRAF V600X mutant targets to treat melanoma, non-small cell lung cancer, or NSCLC, colorectal cancer, or CRC, and other malignancies that harbor this mutation. In January 2023, we initiated a first-in-human Phase 1/2 clinical trial of CFT1946 for the treatment of BRAF V600X mutant solid tumors including NSCLC, colorectal cancer and melanoma. In September 2024, we presented initial monotherapy CFT1946 data demonstrating proof of mechanism and early evidence of proof of concept in BRAF V600 mutant solid tumors at the European Society for Medical Oncology (ESMO) Congress 2024. We continue to progress the ongoing Phase 1/2 clinical trial of CFT1946.
Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in NSCLC. In May 2023, we entered into an exclusive licensing agreement for the development and commercialization of CFT8919 in Greater China, including Hong Kong SAR, Macau SAR and Taiwan, with Betta Pharmaceuticals, Co., Ltd, or Betta Pharma. Additionally, the FDA cleared the investigational new drug, or IND, application for CFT8919 and Betta Pharma received clinical trial application clearance for CFT8919 from China's National Medical Product Administration. We expect to initiate clinical trial activities outside Greater China following the completion of Betta Pharma's Phase 1 dose escalation trial in Greater China.
Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders against both clinically validated and currently undruggable targets for our own proprietary programs, as well as for programs we are developing in collaboration with MKDG, Merck, and Roche.
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

Results of operations
Comparison of the three and nine months ended September 30, 2024 and 2023
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from collaboration agreements:
MKDG Agreement	$2,368	$—	$4,317	$—
Merck Agreement	1,684	—	3,431	—
Betta Pharma Agreement	2,896	—	2,896	—
Roche Agreement	414	8,223	2,865	8,736
Biogen Agreement	8,000	2,849	16,898	7,689
Calico Agreement	—	—	—	1,070
Total revenue from collaboration agreements	$15,362	$11,072	$30,407	$17,495
The $4.3 million increase in revenue in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 is primarily driven by the $8.0 million milestone earned under the Biogen Agreement for the accepted delivery of a development candidate in an undisclosed indication and a total of $6.9 million of revenue recognized related to the MKDG, Merck and Betta Pharma collaborations that had activities commence in 2024. This was offset by a $7.8 million decrease in revenue related to the Roche collaboration as a result of our September 2023 completion of research activities for a nominated target.
The $12.9 million increase in revenue in the nine months ended in September 30, 2024, as compared to the nine months ended September 30, 2023 is primarily driven by the $10.6 million increase from start of collaboration activities in 2024 for the MKDG, Merck, and Betta Pharma Agreements, and two milestones earned under the Biogen Agreement. This was offset by a $5.9 million decrease under the Roche Agreement as a result of our September 2023 completion of research activities for a nominated target.
Research and development expense
The following table summarizes our research and development expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses:
Personnel expenses	$9,147	$12,066	$25,904	$32,977
Preclinical development and discovery expenses	9,582	5,303	20,461	21,644
Clinical expenses	7,138	4,549	14,506	12,136
Facilities and supplies	2,950	3,222	9,336	10,277
Professional fees	1,761	2,119	5,282	6,729
Intellectual property and other expenses	1,260	1,088	2,635	3,552
Total research and development expenses	$31,838	$28,347	$78,124	$87,315

The $3.5 million increase in research and development expense in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is primarily driven by:
•a $4.3 million increase in preclinical expenses as a result of the progress made on our collaboration programs; and
•a $2.6 million increase in clinical expenses due to continued progress on our cemsidomide and CFT1946 programs.
These amounts were partially offset by a $2.9 million decrease in personnel costs as a result of our restructuring activities in January 2024.
The $9.2 million decrease in research and development expense in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily driven by:
•a $7.1 million decrease in personnel costs as a result of our restructuring activities;
•a $1.4 million decrease in professional fees; and
•a $1.2 million decrease in preclinical expenses as a result of prioritization of our business towards programs that are in clinical stages.
These amounts were partially offset by a $2.4 million increase in clinical expenses as a result of continued progress on our cemsidomide and CFT1946 programs.
General and administrative expense
The following table summarizes our general and administrative expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses:
Personnel expenses	$8,929	$8,086	$23,912	$23,151
Professional fees	1,715	1,493	4,773	5,517
Facilities and other expenses	1,124	954	3,066	3,116
Total general and administrative expenses	$11,768	$10,533	$31,751	$31,784
The $1.2 million increase in general and administrative expense in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is primarily driven by a $0.9 million increase in personnel expenses related to our hiring of key personnel.
General and administrative expense in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 remained relatively flat as a result of an increase of $0.8 million for personnel expenses offset by a $0.7 million decrease in professional fees and other expenses.
Restructuring expense
The $2.4 million increase of restructuring expense in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is driven by the restructuring plan implemented in January 2024 to better align the

Company's workforce with the needs of the business and reduce operating costs, which resulted in a reduction in the Company's workforce of 30%.
Other income (expense), net
The following table summarizes our other income (expense), net for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income (expense), net:
Interest and other income, net	$3,578	$2,562	$11,162	$6,862
Loss on extinguishment of long-term debt	—	(621)	—	(621)
Interest expense and amortization of long-term debt − related party	—	(167)	—	(1,373)
Total other income, net	$3,578	$1,774	$11,162	$4,868
The $1.8 million increase in other income (expense), net in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is primarily driven by a $1.0 million increase in interest and other income resulting from higher interest earned on our investments during the three months ended September 30, 2024 and a $0.6 million decrease in loss on extinguishment of long-term debt.
The $6.3 million increase in other income (expense), net in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily driven by a $4.3 million increase in interest and other income resulting from higher interest earned on our investments during the three months ended September 30, 2024 and a $1.4 million decrease in interest expense from long-term debt.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, private placements of our common stock, and through payments from collaboration partners. As of September 30, 2024, we had cash, cash equivalents and marketable securities of approximately $284.4 million.
Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(47,225)	$(82,829)
Net cash (used in) provided by investing activities	(64,940)	126,404
Net cash provided by (used in) financing activities	45,224	(12,183)
Total net change in cash, cash equivalents and restricted cash	$(66,941)	$31,392
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2024 was driven primarily by the following uses of cash:
•net loss of $70.7 million;
•$5.2 million change in accrued expenses and other current liabilities;
•$4.3 million change in prepaid expenses and other current and long-term assets; and
•$3.9 million change in our operating lease liability.
These were offset by:

•$12.1 million change in deferred revenue due to the upfront payment related to the MKDG Agreement and the allocated transaction price that remains unsatisfied related to the Betta Pharma License Agreement, partially offset by the recognition of revenue under our collaboration agreements;
•$1.5 million change in accounts receivable, primarily a result of the Merck upfront payment; and
•non-cash expenses of $23.2 million, which primarily consisted of stock-based compensation expense of $21.4 million.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2024 was driven primarily by $64.8 million of purchases of marketable securities, net of maturities.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was driven primarily by:
•$20.0 million in net proceeds for the execution of the Betta Stock Purchase Agreement; and
•$24.4 million in net proceeds from our at-the-market equity program.
Funding requirements
Since our inception, we have incurred significant operating losses, and we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. In addition, we expect to continue to incur costs associated with operating as a public company.
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
•the progress and success of our existing and any future collaborations with third-party partners, including whether or not we receive additional research support or milestone payments from our existing collaboration partners upon the achievement of milestones;
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, private placements of equity securities, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Calico, Biogen, Betta Pharma, Merck, and MKDG, we do not have any committed external sources of funds as of September 30, 2024.
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
At-the-market equity program
In November 2021, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. Simultaneously, we entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus and any prospectus supplement filed with the Registration Statement, or the ATM Program. In February 2023, we filed a post-effective amendment to convert the automatic shelf registration statement into a conventional shelf registration statement and that registration statement became effective in May 2023. As of September 30, 2024, the Company has sold 15,318,264 shares of our common stock at an average purchase price of $5.54 under the ATM Program, resulting in net proceeds of $82.3 million.
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
During the nine months ended September 30, 2024, except for the minimum rental commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of September 30, 2024, we had marketable securities of $224.8 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.6 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $24.7 million and $27.0 million for nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $599.1 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings or other issuances of our common stock, proceeds from our collaborations and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
We had cash, cash equivalents, and marketable securities of approximately $284.4 million as of September 30, 2024. We believe that these funds and the anticipated cost savings from our restructuring in January 2024 will be sufficient to fund our planned operating expenses into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
The scientific research that forms the basis of our efforts to develop our degrader product candidates under our TORPEDO platform is ongoing and the scientific evidence to support the feasibility of developing TORPEDO platform-derived therapeutic treatments is both preliminary and limited. Further, certain cancer patients have shown inherent primary resistance to approved drugs that inhibit disease-causing proteins, and other patients have developed acquired secondary resistance to these inhibitors. Although we believe our product candidates may have the ability to degrade the specific mutations that confer resistance to currently marketed inhibitors of disease-causing enzymes, any inherent primary or acquired secondary resistance to our product candidates in patients would prevent or diminish their clinical benefit, as would be the case if the scientific research that forms the basis of our efforts proves to be contradicted.
While we have ongoing clinical trials, at this time, we have not yet completed a clinical trial of any product candidate. As a result, we are only starting to assess the safety of our lead product candidates in patients, and we have not yet assessed the safety of any of our other earlier-stage product candidates in humans. Although some of our earlier-stage product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
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
While we have commenced clinical trials of several of our product candidates, some of which remain ongoing, we have not yet initiated clinical trials for the remainder of our product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target toxicity, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, due to observed safety signals, we previously modified the dosing schedule in our ongoing Phase 1/2 clinical trial of cemsidomide (CFT7455) as we continue to advance this clinical trial. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition, and prospects.
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
While we have commenced clinical trials of several product candidates, one of which we elected to shut down, and anticipate the commencement of a clinical trial of CFT8919 through our partner Betta Pharma, the remainder of our product candidates are still in the discovery stage at this time and the risk of failure for all of our product candidates remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.
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
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, modify our development plans as to dose level and/or dose schedule or otherwise, or abandon product development programs;
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
Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually systemic anti-cancer therapy (e.g., chemotherapy), surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy has been shown to not be effective. Our ongoing and planned early-stage clinical trials will be with patients who have received one or more prior treatments, and we expect that we would initially seek regulatory approval of our lead product candidates as second-line or third-line therapy. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any approvals for first-line therapy, we may have to conduct additional clinical trials.
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
We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. We have progressed three product candidates, cemsidomide (CFT7455), CFT8634, and CFT1946, into first-in-human clinical trials in June 2021, May 2022, and December 2022, respectively, with clinical trials currently ongoing for cemsidomide (CFT7455) and CFT1946 and a clinical trial planned for CFT8919 through our partner, Betta Pharma. While we believe that we or our partner will be able to enroll a sufficient number of patients into each ongoing or planned clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:
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
Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we were to elect to develop any of our other product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.
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
We currently rely on CROs to conduct our clinical trials, and we currently do not plan to independently conduct clinical trials of any of our product candidates. Additionally, we must contract with third-party research sites for the conduct of our clinical trials. Just as we rely on Betta Pharma to develop CFT8919 in Greater China in an efficient and effective manner, we may also similarly rely on other third-party collaboration partners in the future to develop one or more of our products in various territories on certain timelines. Our agreements with these CROs, sites, and other third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements or if we were to need to change a CRO for an ongoing clinical trial, which we have done in the past, we might experience delays in our clinical development activities.
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
We also currently rely on certain foreign or foreign-owned third-party vendors to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with certain clinical trials or certain discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to new U.S. legislation or investigations, sanctions, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies, any of which could adversely affect our financial condition and business prospects.
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
We have only limited supply agreements in place with respect to our product candidates and these existing arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. If we anticipate receiving or receive marketing approval for any of our product candidates, we will need to establish or have established an agreement for commercial manufacture with one or more third parties. In addition, new U.S. legislation or investigations, as well as possible sanctions, trade restrictions and/or other foreign regulatory requirements, could serve to limit the third parties we could engage, increase the cost or reduce the supply of materials available to us, or otherwise adversely affect our financial condition and business prospects.
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
Currently, we have three collaborations involving our ongoing research programs:
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
Under these collaboration agreements, we are generally responsible for developing drug candidates leveraging our TORPEDO platform based on partner-selected targets. Further, these agreements as well as our agreements with prior research collaboration partners provide that our current and past collaboration partners have exclusive rights to develop degraders for their selected and reserved targets. As a result, we are not permitted to pursue a target of potential interest – either alone or with another partner – while that target is bound by these restrictions.
Further, if our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us or elects not to pursue a program within a collaboration, we may not receive any future research funding or milestone or royalty payments under that collaboration or in respect of that terminated program. If that were to happen, we might decide to abandon the program or to move the program forward on our own, which would require us to devote additional resources to the program on a going-forward basis. In addition, if one of our collaborators terminates its agreement with us generally, which they are permitted to do for convenience with between 60 and 270 days’ notice, or with respect to a specific target or in connection with a material breach of the agreement by us that remains uncured for a specified period of time, we may find it more difficult to attract new collaborators and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval and commercialization described in this report apply to the activities of our collaborators.
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
In May 2023, we entered into the Betta Pharma License Agreement with Betta Pharma under which Betta Pharma receives an exclusive license for the development, manufacturing, and commercialization of CFT8919 in Greater China, while we retain the rights to develop and commercialize CFT8919 in the rest of the world. Similarly, in the future, we may form or seek strategic alliances, create joint ventures, or other collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Our likely collaborators in any other collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. However, it is possible that we will not be able to enter into a collaboration agreement of this nature or that the terms of any potential new collaboration arrangement may not be favorable.
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
We are developing product candidates to target cancer, but cancer therapies are sometimes characterized as first-line, second-line, third-line, or subsequent line and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy – usually chemotherapy, antibody drugs, tumor-targeted small molecules, immunotherapy, hormone therapy, radiation therapy, surgery, other targeted therapies, or a combination of these therapies – proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third-line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery, and new technologies. We expect initially to seek approval of our product candidates in most instances as a later-line therapy, for use in patients with relapsed or refractory cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that any of our product candidates, even if approved as a second- or third- or subsequent line of therapy, would subsequently be approved for an earlier line of therapy. Further, it is possible that, prior to getting any approvals for our product candidates in earlier lines of treatment, we might have to conduct additional clinical trials.
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
Changes in patent laws or patent jurisprudence could diminish the value of our patents in general or increase third-party challenges to our patents, thereby impairing our ability to protect our product candidates.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), BeiGene Co. Ltd., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Genentech, Inc., Glubio Therapeutics, Inc., Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis International AG, Nurix Therapeutics, Inc., Orum Thereapeutics, Inc., Otsuka Pharmaceuticals, Inc., Phoremost, Ltd., Plexium, Inc., Prelude Therapeutics, Inc., Inc., Roche AG, Salarius Pharmaceuticals Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., SK Life Science Labs, Inc. (a subsidiary of SK Biopharmaceuticals Co. Ltd)., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large. Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our product candidates or products or their methods of use or manufacture. If that were to occur and as we have done in the past in certain circumstances, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application, which steps might include, for example, third-party submissions or oppositions before the relevant patent office, or adversarial proceedings or litigation, such as post-grant review or inter partes review before the USPTO Patent Trial and Appeal Board, or declaratory judgment actions before a court, and, in a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.
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
In addition, while it is our policy to require our employees, consultants, and contractors who may be involved in the development of intellectual property to execute agreements assigning any resulting intellectual property to us, we may be unsuccessful in executing an agreement to that effect with each party who in fact develops intellectual property that we regard as our own. Assignment agreements of this nature may not be self-executing or may be breached and we may be forced to bring claims against third parties or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, an employee or contractor could create an invention but not inform us of it, in which case we could lose the benefit of the invention, and the employee or contractor may leave to develop the invention elsewhere.
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
Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, are likely to result in substantial costs and divert our efforts and attention from other aspects of our business, and could additionally put our or our licensors’ patents at risk of being invalidated or interpreted narrowly, could increase the risk of our or our licensors’ patent applications not issuing or could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, while damages or other remedies may be awarded to the adverse party, which may be commercially significant. If we prevail, damages or other remedies awarded to us, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Further, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in these countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting or are otherwise precluded from effectively protecting the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition in those jurisdictions.
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
Lastly, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, countries in the EU Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between EU Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the Social Security Fund. The price of medicines is negotiated with the Economic Committee for Health Products. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices in the EU tend to be significantly lower than prices in the United States.
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
In the United States, the California Consumer Privacy Act of 2018, or the CCPA, went into effect in January 2020. The CCPA provides data privacy rights for consumers and imposes operational requirements on companies, including placing increased privacy and security obligations on entities handling certain personal data of consumers or households in California. These requirements could increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.
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
Furthermore, numerous states have passed broad consumer privacy laws that are similar in many respects to the CCPA and with many other states proposing similar laws, it is quite possible that other states will follow suit and also pass comprehensive privacy-focused legislation. If enacted, this type of legislation may add additional complexity, further variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact data collection strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states within the United States will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Further, in addition to comprehensive laws at the state level, some states have been proposing or passing laws that target particular aspects of privacy. For example, in the state of Washington, the My Health My Data Act, which went into effect in March 2024, protects the privacy of medical and health-related information that is not covered by HIPAA. In addition, a small number of states have passed laws specifically focused on biometric information.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical personnel, sales and marketing, and other personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, Chief Legal Officer, Chief People Officer, and Chief Business Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development, and harm our business. For example, we recently appointed Paige Mahaney, Ph.D., as our Chief Scientific

Officer, effective October 28, 2024, following the decision of Stewart Fisher, Ph.D., to retire from that position. While we expect to engage in an orderly transition process as we integrate Dr. Mahaney and would do the same for any other new officers or managers who we may appoint in the future, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel, or loss of institutional knowledge.
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
Our internal computer systems, or those of any of our collaborators, vendors, contractors, or consultants, may fail or suffer security breaches, incidents or compromises, which could result in a material disruption of our product development programs and could harm our reputation or subject us to liability, and adversely affect our business and financial results.
Our internal computer systems and those of any collaborators, vendors, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any material system failure, accidents, or security breaches of this nature to date, if an event of this nature were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption, security breach, incident or compromise were to result in a loss of or damage to our data or applications or the inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Additionally, we may have data security obligations with respect to the information of third parties that we store. Unauthorized access or use of any third-party data or information of this nature could result in fines or other penalties that may impact our relationships with these third parties and our operations.
Any actual or perceived security breach, incident or compromise of our platform, systems, and networks could damage our reputation and brand, expose us to a risk of litigation and possible liability, and require us to expend significant capital and other resources to respond to and alleviate problems caused by the security breach. Our ability to maintain adequate cyber-crime and liability insurance may be reduced. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data and our agreements with certain partners require us to notify them in the event of a security incident. These types of mandatory disclosures are costly, could lead to negative publicity, and may cause our partners to lose confidence in the effectiveness of our data security measures. Any of these events could harm our reputation or subject us to liability, and materially and adversely affect our business and financial results. Although we maintain cyber liability insurance, we cannot be certain that its coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2024, the Company granted an employee an option to purchase 146,880 shares of the Company's common stock (the “Inducement Grant”) in a transaction exempt from registration under Section 4(a)(2) of the Securities Act. The Inducement Grant was granted as inducement material to this employee’s entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of the Inducement Grant.
.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the fiscal quarter ended on September 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.1

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	DEF14A	001-39567	04/28/2023	A

3.3	Second Amended and Restated By-laws of the Registrant	S-1	333-248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders	S-1	333-248719	09/10/2020	4.1

4.2	Stock Purchase Agreement, dated May 29, 2023, by and among C4 Therapeutics, Inc., Betta Pharmaceuticals Co., Ltd. and Betta Investment (Hong Kong) Limited.	8-K	001-39567	05/30/2023	10.2

10.1	Amendment No. 1 to C4 Therapeutics, Inc. 2020 Stock Option and Incentive Plan	8-K	001-39567	10/11/2024	10.1

10.2	Consulting Agreement dated as of October 15, 2024, between C4 Therapeutics, Inc. and Stewart Fisher	8-K	001-39567	10/16/2024	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith
101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

C4 THERAPEUTICS, INC.

Date: October 31, 2024	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Kendra R. Adams
Kendra R. Adams
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 31, 2024	By:	/s/ Mark Mossler
Mark Mossler
Chief Accounting Officer (Principal Accounting Officer)