Form 10-K
period 2024-12-31
C4 Therapeutics, Inc.
filed 2025-02-27
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2024, was $306,036,742.
The number of shares of Registrant’s Common Stock outstanding as of February 20, 2025 was 70,989,661.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•the implementation of our strategic plans for our business, any product candidates we may develop, and our TORPEDO® platform;
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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part I, Item 1A - Risk Factors in this Form 10-K. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $105.3 million and $132.5 million for the years ended December 31, 2024 and 2023, respectively.
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
•We have ongoing collaboration agreements with Roche, Betta Pharma, Merck, and MKDG, as well as collaboration agreements with Biogen MA, Inc., or Biogen and Calico, whose research terms expired on June 30, 2023 and March 13, 2023, respectively. We may also seek to enter into additional collaborations in the future with third parties for the development and/or commercialization of certain of our product candidates. However, we may never realize the full potential benefits under these existing or potential collaboration arrangements.
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
v

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation, or TPD, science to create a new generation of small-molecule medicines that transform patients’ lives. By leveraging our proprietary TORPEDO platform, we have the capability to efficiently design and optimize small molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. Our degrader approaches are focused on bringing the E3 ligase in close enough proximity to the disease-causing protein, so that the E3 ligase can “tag” it for destruction. We have the capability to design two different types of protein degraders depending on the target. The first type are MonoDAC degraders, which function by binding to E3 ligases and creating a new surface on the E3 ligases that enhances the binding of the E3 ligases to target proteins. The second type are BiDAC degraders, which are designed to have one end of the molecule bind to the disease-causing target protein and the other end bind to the E3 ligase. To date, our platform has produced several novel, oral, highly catalytic and brain penetrant degraders that have demonstrated robust target degradation, several of which are progressing through clinical development and have the potential to improve patient outcomes.
Currently, our solely-owned pipeline is focused on oncology and our partnership strategy allows us to explore other disease areas. Our solely-owned pipeline is reflected in the image below.
Our most advanced product candidate, cemsidomide, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3. Cemsidomide is currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphoma, or NHL. With a strong mechanistic rationale and well-defined biology of targeting IKZF1 and IKZF3, cemsidomide has the opportunity to address a significant unmet need. In August 2021, the United States Food and Drug Administration, or FDA, granted orphan drug designation to cemsidomide for the treatment of MM. In December 2024, we shared data evaluating cemsidomide in combination with dexamethasone in multiple myeloma, or MM, that demonstrated a well-tolerated safety profile with compelling anti-myeloma activity. In addition, in December 2023, we shared MM monotherapy data that demonstrated that cemsidomide activates immune cells at clinically relevant doses. Additionally, in December 2024, we shared data evaluating cemsidomide as a monotherapy in NHL demonstrating a well-tolerated profile and compelling anti-lymphoma activity in NHL and in particular in peripheral t-cell lymphoma or PTCL. We continue to progress the ongoing Phase 1/2 clinical trial in MM and NHL.
Our next most advanced product candidate, CFT1946, is an orally bioavailable BiDAC degrader designed to be potent and selective against BRAF V600 mutant proteins to treat melanoma, colorectal cancer, or CRC, and other malignancies that harbor V600 mutations. In preclinical studies, CFT1946 has demonstrated the ability to cross the blood-brain barrier with Kpuu values ranging from 0.34 to 0.88, an important feature as a portion of patients with BRAF V600 mutant solid tumors develop brain metastases. Additionally, CFT1946 is more efficacious than the standard of care therapies in CRC and BRAF V600 mutant protein xenograft models and in a melanoma patient-derived xenograft, or PDX, BRAF inhibitor resistance model. In September 2024, at the European Society of Medical Oncology Congress, we presented monotherapy data from the ongoing Phase 1/2 trial, which demonstrated that CFT1946 was well tolerated with initial signs of anti-tumor activity across all dose levels. We continue to progress the ongoing Phase 1/2 clinical trial in BRAF V600 mutant protein cancers, including melanoma and CRC.
Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in non-small lung cancer, or NSCLC. In preclinical studies, CFT8919 demonstrated equivalent anti-proliferation activity against the major EGFR-inhibitor resistance mutations, including L858R-C797S, L858R-T790M, and L858R-T790M-C797S compared to L858R single mutation in Ba/F3 cell models in vitro. In May 2023, we entered into a license and collaboration agreement with Betta Pharma to collaborate on the development and commercialization of CFT8919 in mainland China, Hong Kong SAR, Macau SAR and Taiwan, with us retaining rights to develop and commercialize CFT8919 in the rest of the world. In November 2024, Betta Pharma initiated a Phase 1 clinical trial in NSCLC patients with the EGFR L858R mutation in Greater China and is continuing to progress the trial. Data generated from this trial will inform our ex-China clinical development strategy.
Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders for our own proprietary pipeline and for the pipeline we are developing in collaboration with MKDG, Merck and Roche. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology, as well as in therapeutic areas such neurodegenerative diseases. We also believe there are many therapeutic areas and indications where leveraging our TORPEDO platform to develop novel degraders may be advantageous.
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
•Continue to focus our internal pipeline on targets that we believe could benefit from a TPD approach. Through our target identification process, we evaluate where TPD could have an outsized patient impact and where the biology supports degrading those targets could have an impact on the disease. We select targets with a clear genetic link to a disease where degraders potentially offer a benefit over other therapeutic options.
We also consider clinical development as part of the target selection process. We review potential targets to ensure we can prospectively select patients for clinical trials and can identify a path to registration. Additionally, we evaluate available biomarker assays to help identify which patients may benefit from the investigational therapy.
•Collaborate with partners to realize the full value of the TORPEDO platform. We have existing strategic collaborations with MKDG, Merck, and Roche under which we are working to identify and develop novel degraders across multiple therapeutic areas and targets, including new modalities such as degrader-antibody-conjugates. These partnerships allow us to advance and accelerate our research and enable access to additional capabilities and expand the utility of our TORPEDO platform.
Overview of Protein Degradation
Protein Degradation
Proteins are large, complex molecules that play many critical roles in the human body. Due to their central role in biological function, proteins control mechanisms leading to healthy and diseased states. Diseases are often caused by mutations that alter the normal function of proteins and, in turn, lead to protein dysfunction and then disease. Recent scientific advances continue to implicate the role of specific proteins in multiple disease states.
Protein levels within cells are controlled by a balance between their synthesis rate and their rate of degradation. Protein degradation provides a natural mechanism to maintain protein levels at a stable equilibrium, to remove aged or faulty proteins, or to rapidly eliminate the activity of certain regulatory proteins in response to specific signals. The human body has a highly conserved degradation machinery known as the ubiquitin proteasome system, or UPS, that can identify and break down proteins into their component amino acids. This process is mediated in part by a family of proteins called E3 ligases. The primary role of E3 ligases is to act as a quality control inspector by identifying proteins that are old, damaged, misfolded or otherwise deemed ready for degradation. When an E3 ligase identifies a target protein for degradation, it attaches a molecular tag called ubiquitin in a process called ubiquitination. This ubiquitination typically continues until the target protein is tagged with multiple ubiquitins, a process known as poly-ubiquitination. Once the target protein is poly-ubiquitinated, it is released by the E3 ligase and is then quickly recognized by a proteasome, which is the cell’s recycling plant. The proteasome degrades poly-ubiquitinated proteins into their component amino acids, and these amino acids can then be recycled to form new proteins or can be excreted by the cell. This process is illustrated in the following graphic.

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
Our TORPEDO Platform
Our proprietary TORPEDO platform is an important element of our leading approach to TPD. The platform is a collection of experimental approaches and tools that gives us the ability to design, analyze, and predict degrader performance. We have made significant investments in building both computational and experimental methods to enhance our ability to rationally design degraders. These tools allow us to design degraders at the molecular level that have desired properties for the applicable protein target or disease, such as oral bioavailability, central nervous system, or CNS, penetration, enhanced potency, and selectivity.
Our degraders are designed to activate the E3 ligase and facilitate target protein binding and ubiquitination, resulting in rapid overall target degradation. The ability of our degraders to repeat this process recursively, with the same single degrader molecule interacting sequentially with many copies of the target protein, allows us to design our product candidates for catalytic degradation turnover and, as a result, create candidates that have the potential to provide a greater therapeutic effect. Our degraders need to achieve sufficient binding affinity to initiate brief ternary complex formation, but, unlike traditional inhibitors, they do not need to achieve prolonged stable binding to achieve desired physiological effects.
Another key element of our platform is our investment in Cereblon. Our lead degrader candidates utilize Cereblon as the E3 ligase. There are over 600 E3 ligases in the human proteome, of which the biology has been well characterized in no more than 50. A limited number of E3 ligases, including Cereblon, VHL, MDM2, IAPs and ß-TRCP, have been reported to be suitable for targeted protein degradation. We have chosen to focus on Cereblon as the E3 ligase target of our protein degradation approach for several reasons:
•Extensive clinical experience with the approved drugs thalidomide, lenalidomide and pomalidomide has shown that using Cereblon can effect target degradation in a way that impacts human disease. The mechanism of action of these molecules is to degrade disease targets, specifically IKZF1 and IKZF3, by bringing them into complex with Cereblon. Lenalidomide and pomalidomide are both approved drugs that have served as part of the standard of care for the treatment of MM since their approvals in 2006 and 2013, respectively. Together, this experience clinically validates Cereblon as an E3 ligase that can be harnessed to produce effective degrader drugs.
•Cereblon is widely expressed across tissues and is present in all cellular compartments, including the cytoplasm and nucleus, potentially allowing for Cereblon-mediated targeted protein degradation across a wide variety of clinical settings and potential targets.

•We have developed multiple distinct, proprietary Cereblon binders that facilitate rational design of degraders with desired drug-like properties, such as oral bioavailability, solubility, CNS penetration, permeability, and stability. All of our product candidates and programs benefit from the use of these proprietary Cereblon binders in the design of novel degraders. Our library of Cereblon binders offers a proprietary and powerful toolkit for degrader discovery. This Cereblon binder toolkit enables a rational design approach to identifying and optimizing degraders with desired properties, as each of these binder classes facilitate the design of degraders with distinct drug-like properties and, importantly, unique “exit trajectories” from the Cereblon surface following protein degradation, which can promote better target degradation turnover.
Taken together, our TORPEDO platform allows us to rapidly iterate and improve our degrader discovery processes and design our degraders and product candidates to have specific properties that enhance catalytic degradation turnover and drug performance that directly impact disease. These features of our platform and discovery process allow us to create product candidates that we believe will present minimized biology and toxicity risk, while also addressing unmet medical needs.
Our Product Candidates—Highly Potent and Selective Targeted Protein Degraders
We are currently conducting first-in-human Phase 1/2 clinical trials for cemsidomide and CFT1946 and our partner Betta Pharma is conducting the Phase 1 clinical trial for CFT8919 in Greater China. These programs are directed towards targets that remain inadequately treated with available therapies.
Cemsidomide: A IKZF1/3 Degrader for Multiple Myeloma and non-Hodgkin's Lymphoma,
We are developing cemsidomide, an orally bioavailable degrader designed to target IKZF1/3, for the treatment of MM and NHL. We have chosen IKZF1 and IZKF3 as our targets for degradation because of their strong mechanistic rationale and well-defined biology. In preclinical studies, cemsidomide has shown robust activity in MM, peripheral T-cell lymphoma, or PTCL, and mantle cell lymphoma, or MCL, subcutaneous xenograft mouse models, providing preclinical proof of concept. We believe that the differentiated pharmacology of cemsidomide, including its high potency, may translate into improved clinical outcomes in each of the indications in which we are pursuing its development.
In December 2024, we presented data from the ongoing Phase 1/2 trial at the American Hematology Society Annual Meeting. In MM, cemsidomide is being evaluated in combination with dexamethasone and the data has demonstrated a well-tolerated safety profile and compelling anti-myeloma activity across a broad range of doses in patients who have undergone numerous lines of prior therapy, including B-cell maturation antigen, or BCMA, therapies. These data also demonstrated that neutropenia was manageable and no cases of neutropenia resulted in cemsidomide discontinuation. Additionally, cemsidomide as a monotherapy demonstrated immune cell activation at clinically relevant doses in MM. In NHL, where cemsidomide is being evaluated as a monotherapy, the data demonstrated that cemsidomide was well-tolerated with compelling anti-lymphoma activity across a broad range of doses in PTCL patients.
IKZF1 and IZKF3 Are Well Understood Biological Targets for Certain Blood Cancers
IKZF1 and IKZF3 are transcription factors central to the differentiation of lympho-myeloid multipotent progenitor cells through mature immune cells, including T cells and plasma cells, such as B cells. By preventing the maturation of B cells, there is an antiproliferative effect in B-cell driven blood cancers such as MM, B-cell lymphomas, and myelodysplastic syndrome. This impact is a direct result of IKZF1 and IKF3 regulating the activity of IRF4, another transcription factor that these cancers are dependent on for survival.. Further, IKZF1/3 has been previously validated as a target in clinical practice as lenalidomide and pomalidomide primarily target IKZF1/3 as their mechanism of action.
Our First-in-Human Phase 1/2 Trial
Our first-in-human Phase 1/2 clinical trial for cemsidomide is designed to primarily investigate safety, tolerability, and anti-tumor activity. Secondary and exploratory objectives are to characterize the PK and PD profile of cemsidomide. The trial is evaluating cemsidomide in combination with dexamethasone for patients with relapsed or refractory MM and as a monotherapy for patients with NHL. We continue to progress these two arms of the Phase 1 dose escalation trial.
Multiple Myeloma
According to consensus estimates available through Evaluate Pharma, in 2024 there were approximately 65,370 new cases of MM in the United States, United Kingdom, and Germany, France, Spain, and Italy, or EU4, combined. Although overall outcomes for patients with MM have improved substantially over the past several decades, patients with MM have a poor prognosis and the predicted median five-year relative survival rate is about 60% according to the American Cancer Society.
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
However, despite the various treatment options, most patients will ultimately progress and/or experience serial relapse. In our cemsidomide dose escalation trial, we are initially focusing on patients with relapsed or refractory MM who have received at least three lines of specified prior therapy, including lenalidomide, pomalidomide, proteasome inhibitors and an anti-CD38 monoclonal antibody, or mAb. From the MM data we shared in December 2024, 66% of patients enrolled on the trial at the time of the data cut-off had received prior CAR-T or T-cell engager therapy. We believe the data from the ongoing cemsidomide Phase 1/2 trial has the potential to demonstrate that this agent can have a meaningful benefit for MM patients and that, if approved, cemsidomide could become part of the established standard of care for these patients.
Non-hodgkin's Lymphoma
According to consensus estimates available through Evaluate Pharma, in 2024 there were approximately 162,540 new cases of NHL in the United States, United Kingdom and EU4 combined. There are limited treatment options for NHL patients as lenalidomide is the only approved IKZF1/3 degrader across NHL subtypes. In particular, PTCL is the subtype with highest unmet need as there are no approved target treatment for patients that are not CD30+.
Peripheral T-cell Lymphomas
PTCL is a typically aggressive subtype of NHL. PTCLs comprise approximately 5 to 15% of all NHL diagnoses in the United States and Europe.
PTCL is a heterogeneous malignancy with many subtypes and while the outcomes in these subtypes vary, many patients with PTCL do poorly, with a five-year overall survival rate of approximately 30-40%. Although initial overall response rates for chemotherapy are approximately 40% to 75%, most patients ultimately relapse.. Lenalidomide has been evaluated in PTCL in a Phase 2 clinical trial and shown to have an overall response rate of 22% to 26%. However, cereblon modulators such as lenalidomide are not widely used nor approved for treating PTCL. In our Phase 1 dose escalation trial, the majority of NHL patients we enrolled were patients with PTCL due to the high clinical unmet need. We believe the data from the ongoing cemsidomide Phase 1/2 trial has the potential to demonstrate that this agent can have a meaningful benefit for PTCL patients and that, if approved, cemsidomide could become part of the established standard of care for these patients.
CFT1946: Degrading BRAF V600 Mutant Protein to Treat Melanoma, Colorectal, and Non-small Cell Lung Cancers
We are developing CFT1946, an orally bioavailable degrader of BRAF V600 mutant protein, for the treatment of BRAF V600 mutant solid tumors. We selected BRAF V600 mutant protein as a target due to its strong mechanistic rationale, well-defined biology, and unmet need. In the United States, BRAF mutations occur in approximately 6% of all cancers, which translates to over 100,000 patients diagnosed with BRAF mutated cancers annually. Approximately 70% of all BRAF mutations are substituting V600 for another amino acid. BRAF V600 mutations occur in approximately 40-50% of late-stage melanoma patients and in CRC, approximately 5 to 10% of patients have a BRAF V600 mutation. Across all BRAF mutant solid tumors, there remains a high unmet need for those who relapse after, or do not respond to, approved BRAF inhibitors. We are evaluating CFT1946 in a variety of BRAF V600 mutant solid tumors, including melanoma and CRC, where current standard of care BRAF inhibitor for these specific indications are dabrafenib with trametinib for melanoma in the first-line setting with a progression-free survival, or PFS, of 11.4 months and encorafenib with cetuximab for CRC in the second-line letting with a PFS of 4.2 months. We believe that a highly selective BRAF V600 mutant protein degrader could offer a significant mechanistic benefit over currently available BRAF inhibitors and could have the potential to offer improvements in clinical outcomes.
Amino Acid Changes at BRAF V600 are Common and Well Understood Oncogenic Mutations
BRAF is one of several protein kinases involved in a signaling cascade to initiate cell proliferation, known as the mitogen-activated protein kinase, or MAPK, pathway. The MAPK pathway conducts extracellular proliferative signals to the nucleus of cells, signaling them to proliferate. Many cancers are characterized by activating mutations in components of this MAPK pathway, including BRAF V600 mutations, which confer constitutive activation of the MAPK pathway and promote oncogenic transformation and can cause tumor growth.
Single base substitutions for the amino acid valine at codon 600 in the BRAF gene, referred to as V600, are known as Class I mutations and, when those V600 mutations result in substitution of glutamic acid for valine (the most common such mutation), they are referred to as V600E mutations.

BRAF V600 mutants activate the MAPK pathway constitutively, meaning that cell proliferation is activated without receiving the extracellular proliferative signals necessary to activate the pathway normally. Constitutive activation occurs because BRAF V600 mutants are able to signal as a single protein, or a monomer, while wild-type RAF proteins including BRAF and CRAF must form a complex of two proteins, or a dimer, before downstream signaling can occur. This constitutive activation leads to overactivation of the MAPK cell proliferation pathway, causing oncogenic cell proliferation and tumor growth. Approved small molecule inhibitors of BRAF V600E—vemurafenib, dabrafenib, and encorafenib—block the constitutive activation of the MAPK pathway by the mutant BRAF monomer. However, inhibition of BRAF with these molecules inevitably results in emergence of various resistance mechanisms. Unlike other MAPK pathway targets, the resistance is not due to a mutation in the ATP binding pocket. Rather, first generation inhibitors are vulnerable to mechanisms of resistance that promote formation of dimers between inhibited BRAF V600 mutant protein and other RAF partners. This is because these inhibitors are subject to a phenomenon known as paradoxical activation where, in the context of RAF dimers, the drug is unable to inhibit both RAF proteins simultaneously. Thus, the inhibited form of BRAF V600X can contribute to the activation of the non-drug bound RAF partner in cellular contexts that promote RAF dimer formation. Below are four ways in which tumor cells exploit this vulnerability to generate resistance in the presence of first generation BRAF inhibitors.
•Increased RTK activity: Enhanced RTK signaling can activate RAS, which can then promote the formation of dimers between drug-bound BRAF V600 and wild-type RAF protein. Since only BRAF V600X is occupied by the inhibitor, the wild-type RAF partner is simultaneously activated by dimer formation and up regulates the MAPK pathway.
•Activating RAS mutants: Mutations in RAS can activate its ability to promote the formation of dimers between drug-bound BRAF V600X and wild-type RAF protein in the absence of upstream RTK signaling. This leads to up regulation of MAPK activity by the non-inhibitor bound wild-type RAF partner as described above.
•BRAF V600 mutant splice variant: Conferred by alternative splicing via generation of BRAF V600X isoforms lacking the RAS binding domain, or RBD, encoded by exons 3–5. In the absence of the RBD, these BRAF isoforms dimerize even in the presence of low levels of RAS activity, Once BRAF V600 mutant protein dimers form, the inhibitor is only able to block one of the BRAF V600X partners leaving the other unoccupied BRAF V600 mutant protein activated and free to up regulate MAPK activity.
•BRAF V600 mutant amplification: Genetic alterations can lead to many additional copies of the BRAF V600 gene – a phenomenon known as gene amplification. This in turn leads to elevated BRAF V600X protein concentrations. At high concentrations, BRAF V600 proteins will form dimers without the need for upstream RTK or RAS activation. Once again, the inability of the first-generation inhibitors to simultaneously bind and inhibit both BRAF V600X partners leaves the unoccupied BRAF V600 dimer partner activated and free to up regulate MAPK activity.

We believe that targeted protein degradation of BRAF V600 mutations offers the potential for a fundamental improvement over current BRAF inhibitors. Selectively degrading mutant BRAF eliminates wild-type side effects that are often seen with inhibitors and removes the possibility of incorporation into the various BRAF dimer-based resistance mechanisms that result in paradoxical activation of the MAPK pathway. As a result, CFT1946 has the potential to overcome the resistance mechanisms that vary by indication. For melanoma, acquired resistance occurs where, despite inhibition of the BRAF V600X monomer, there still is activation through the MAPK pathway as described above. In CRC, there is the added complication that inhibition of MAPK signaling leads to activation of EGFR as an intrinsic resistance mechanism, which is why the standard of care therapeutics approaches include a combination of a BRAF inhibitor and an anti-EGFR antibody such as cetuximab.
Our First-in-Human Phase 1/2 Clinical Trial
Our first-in-human Phase 1/2 clinical trial for CFT1946 is designed to primarily investigate safety, tolerability, and anti-tumor activity, with secondary and exploratory objectives to characterize the PK and PD profile of CFT1946. In the dose escalation portion of the trial, we are evaluating CFT1946 as a single agent in patients with BRAF V600 mutant solid tumors including CRC and melanoma after prior BRAF inhibitor treatment. We are also progressing additional Phase 1 cohorts which include monotherapy CFT1946 in melanoma, CFT1946 in combination with cetuximab in CRC, and CFT1946 in combination with trametinib in melanoma.
In September 2024, we presented initial CFT1946 dose escalation monotherapy data from the ongoing Phase 1/2 trial at the European Society of Medical Oncology Congress. The initial data we presented demonstrated dose-dependent bioavailability and degradation of BRAF V600E protein supporting CFT1946 proof of mechanism. The data shared demonstrated a well-tolerated safety profile as well as initial signs of anti-tumor activity across all dose levels. We continue to progress the Phase 1/2 trial. Additionally, we have demonstrated from preclinical models that CFT1946 has the ability to cross the blood-brain barrier, with Kpuu values in the range of 0.34 to 0.88.
Melanoma
According to the consensus estimates through Evaluate Pharma, approximately 187,220 patients were diagnosed with melanoma in the United States, United Kingdom and EU4 combined in 2024 and approximately 5% of those cases will have metastatic disease. Moreover, approximately 40-50% of late-stage melanoma patients carry BRAF V600 mutations, approximately 90% of which are BRAF V600E mutations.
The recommended first-line treatment for patients with BRAF V600 mutated unresectable or metastatic melanoma is anti-PD-1 monotherapy, such as pembrolizumab or nivolumab, or combination therapy with a BRAF inhibitor, such as dabrafenib, vemurafenib or encorafenib, and a MEK inhibitor, such as trametinib, cobimetinib or binimetinib. However, a significant number of patients undergoing this combination therapy do not sufficiently respond or do not have a durable response as resistance to the therapy occurs.
The current standard of care treatment for patients with BRAF V600E/K melanoma is treatment with a BRAF and MEK inhibitor combination, dabrafenib and trametinib, and the median PFS for this regimen is approximately 11.4 months.
Colorectal Cancer
According to the consensus estimates through Evaluate Pharma, approximately 438,550 patients in the United States, United Kingdom, and EU4 combined were diagnosed with colorectal cancer in 2024. Of these patients, approximately 20% were diagnosed with metastatic disease and approximately 25% were diagnosed with local disease that will recur with metastases. Approximately 5 to 10% of CRC patients harbor BRAF V600E mutations.
Patients with BRAF V600E mutations who have progressed on prior therapy may receive a combination therapy of encorafenib and cetuximab, both of which are inhibitor therapies. However, this regimen has limited efficacy and a median PFS of approximately 4.2 months.
CFT8919: Potent, Oral, Allosteric, Mutant-selective Degrader of EGFR L858R
We are developing CFT8919, an orally bioavailable, CNS-active, allosteric degrader of EGFR L858R for the treatment of NSCLC, who have progressed after treatment with approved EGFR inhibitors, including osimertinib. We have chosen to target EGFR because of its well-defined biology and the limitations that EGFR kinase inhibitors face that we believe our degrader approach may be able to overcome. CFT8919 binds to the allosteric site that is specifically created by the L858R mutation. CFT8919 avoids the orthosteric site that approved inhibitors bind to, thus, we do not expect to see wild-type activity and may potentially avoid resistance mutations that occur in the orthosteric site. We believe CFT8919 has the potential to overcome resistance to standard of care EGFR inhibitors to effect deeper and more durable responses due to the unique advantages of protein degradation.

In May 2023, we entered into an exclusive licensing and collaboration agreement with Betta Pharma for the development and commercialization of CFT8919 in Greater China, including mainland China, Hong Kong SAR, Macau SAR and Taiwan. We believe this partnership will enable us to expedite the overall development of CFT8919 in patients with EGFR-driven resistance mutations due to a high prevalence of EGFR L858R driven NSCLC in Greater China. As a result, Betta Pharma is conducting the Phase 1 clinical study in Greater China and, in November 2024, we announced that Betta Pharma had dosed the first patient in this clinical trial. Data generated from this clinical trial will inform our ex-China clinical development strategy. We retain all rights to develop and commercialize CFT8919 outside of Greater China.
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
CFT8919 is a mutant-selective degrader targeting EGFR L858R, which remains active in the setting of resistant secondary mutations (T790M and/or C797S). We believe there may be an opportunity for CFT8919 as a component of first-line therapy, where we hope to achieve deeper and more durable responses due to the advantages of a degrader over a standard protein inhibitor. Further, since 30-60% of mutant EGFR NSCLC patients develop brain metastases, penetration of the central nervous system sufficient to drive therapeutic effect in this compartment was a key factor in our selection of CFT8919 as our development candidate.
Non-Small-Cell Lung Cancer
According to consensus estimates available through Evaluate Pharma approximately 419,380 patients in the United States, United Kingdom, and EU4 combined were diagnosed with NSCLC in 2024 and between 10 and 15% of these patients have mutant EGFR, or mEGFR. The EGFR mutation is particularly common in NSCLC patients of Asian heritage. In China, where approximately 45,780 patients are diagnosed with NSCLC annually, approximately 50% of diagnoses are driven by the EGFR mutation.
The EGFR L858R mutation is the second most common activating EGFR mutation, found in approximately 40% of EGFR diagnoses in the United States and China. When treated with standard of care EGFR inhibitors, patients with EGFR L858R mutations have worse outcomes with therapy compared to patients who exhibit an exon19 deletion. When using osimertinib in the front-line setting in patients with EGFR L858R, the median PFS is 14.4 months compared to 21.4 months for patients with an exon19 deletion. The most EGFR-mediated resistance mechanism to osimertinib in this patient population is the C797S mutation. This shorter median PFS rate and resistance demonstrates the unmet medical need for the L858R patient population.
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
Collaborations and License Agreements
MKDG License and Collaboration Agreement
In March 2024, we entered into a license and collaboration agreement with MKDG, or the MKDG Agreement, to discover two targeted protein degraders against critical oncogenic proteins. Pursuant to the terms of the MKDG Agreement, we granted MKDG a worldwide, exclusive license under certain of our intellectual property rights to develop, manufacture, and commercialize two targeted protein degraders against critical oncogenic proteins. MKDG is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the MKDG Agreement,

MKDG made an upfront cash payment of $16.0 million and agreed to fund our discovery research efforts. We are eligible to receive approximately $740 million in the aggregate in discovery, regulatory, and commercial milestone payments across the collaboration, plus tiered royalties on net sales. Royalties payable from MKDG to us range from mid-single digit to low-double digit percent, subject to reductions under certain circumstances as described in the MKDG Agreement.
The collaboration is managed by a joint research committee, or MKDG JRC, and a joint steering committee, or MKDG JSC, each of which is comprised of our representatives and those of MKDG. Under the MKDG Agreement, MKDG has final decision-making authority over the MKDG JSC, which has the authority to decide matters that cannot be resolved by the MKDG JRC. MKDG may terminate the MKDG Agreement on a project-by-project basis or in its entirety upon 60 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to patent challenges, insolvency, or a material breach by the other party, subject to certain conditions.
Merck License and Collaboration Agreement
In December, 2023, we entered into a license and collaboration agreement with Merck, or the Merck License Agreement, to collaborate on the development and commercialization of degrader-antibody conjugates, an emerging modality designed to selectively target and neutralize disease-causing proteins in cancer cells. Pursuant to the terms of the License Agreement, we granted Merck a worldwide, exclusive license under certain of our intellectual property rights to develop, manufacture and commercialize degrader-antibody conjugates directed to an initial undisclosed oncology target. Merck is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the Merck License Agreement, Merck has made an upfront cash payment of $10.0 million. For degrader-antibody conjugates directed to the initial target, we are eligible to receive milestone payments totaling approximately $600 million in the aggregate, plus tiered royalties on net sales. In addition, as part of the collaboration, we granted Merck options to obtain worldwide, exclusive licenses under certain of our intellectual property rights to develop, manufacture and commercialize degrader-antibody conjugates directed to three additional targets, each subject to payment of an option exercise price. If Merck exercises these options, these additional programs would also provide for additional potential milestones and royalties for the duration of the royalty term as detailed in the Merck License Agreement. If Merck exercises all of its options to extend the collaboration, we would be eligible to receive up to approximately $2.5 billion in potential payments across the entire collaboration.
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
Pursuant to the terms of the Betta Pharma License Agreement, we granted Betta Pharma an exclusive license under certain of our intellectual property rights to develop, manufacture and commercialize CFT8919 for all uses in humans in Greater China. Betta Pharma is responsible for all development, regulatory approval, manufacturing and commercialization costs in Greater China except where Betta Pharma acts as our agent in Greater China in connection with a global trial sponsored by us. As part of the collaboration, Betta Pharma has made an upfront cash payment of $10.0 million and we are eligible to receive up to $357.0 million in aggregate milestone payments, plus tiered royalties on net sales of CFT8919 in Greater China. Royalties payable from Betta Pharma to us range from low to mid double-digit percent, subject to certain reductions under certain circumstances as described in the Betta Pharma License Agreement. In addition, as part of the collaboration, we have agreed to make milestone payments to Betta Pharma of up to $40 million following our receipt of approval of a New Drug Application for CFT8919 from the U.S. Food and Drug Administration, or the FDA, with the milestone amount based on the percentage of patients in contemplated clinical trials that were enrolled by Betta Pharma and the line of therapy of the approval. In addition, we have agreed to pay Betta Pharma tiered royalties on net sales of CFT8919 in our territory, which is the rest of the world excluding Greater China, in the low single digit percent range, subject to certain reductions under certain circumstances as described in the Betta Pharma License Agreement. The royalty term for all contemplated royalties under the Betta Pharma License Agreement shall terminate on a product-by-product and country-by-country basis on the latest of (i) the twelve (12) year anniversary of the first commercial sale of such product in such country, (ii) the expiration of any regulatory exclusivity period that covers such product in such country, and (iii) the expiration of the last-to-expire licensed patent that covers such product in such country. Further, in January 2024, an affiliate of Betta Pharma purchased shares of our common for $25.0 million as described below.
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
In November 2020, through the entry into this amendment, we and Roche mutually agreed to terminate the Roche Agreement as to the target EGFR. Further, in November 2021, July 2022, and December 2023, we and Roche mutually agreed to terminate the Roche Agreement as to BRAF and then two additional undisclosed targets. As a result, Roche is now free to pursue these targets in the Roche Field and we are free to pursue these targets in the C4T Field, and all rights in and responsibility for know-how and intellectual property related to these targets in the Roche Field reverted to the Roche parties, and all rights in and responsibility for know-how and intellectual property related to these targets in the C4T Field reverted to us, with Roche assigning the patents in the C4T Field to us. In September 2023, Roche designated a new undisclosed target to be added to the collaboration pursuant to the Roche Agreement. As a result of these efforts, two targets currently remain as part of this collaboration. In December 2023, we and Roche mutually agreed to further amend the Roche Agreement to adjust the timing of Roche's option rights to the remaining two targets to begin upon Roche's receipt of the dose range finding data package.
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
Biogen Collaborative Research and License Agreement
In December 2018, we entered into a collaborative research and license agreement with Biogen, or the Biogen Agreement, whereby we agreed to collaborate with Biogen and use our proprietary protein degrader platform to research, develop, and identify small molecule protein degraders. In February 2020, we entered into an amendment to the Biogen Agreement that provided further clarity around Biogen’s ownership of target binding moieties, which are portions of molecules, and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provides that Biogen licenses to us rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement.
Under the Biogen Agreement, we granted Biogen an exclusive license under our intellectual property, with the right to sublicense through multiple tiers, (a) for the purpose of performing candidate development activities in accordance with research and development plans agreed upon by the parties and (b) for the purpose of exploiting all degraders and products for any use in the world.
Under the terms of the Biogen Agreement, for which the research term ended in June 2023, we were responsible for conducting research and development activities for a number of targets selected by Biogen in accordance with a target selection and replacement procedure set forth in the agreement. Upon Biogen’s commencement of the IND-enabling study for a degrader directed towards each target selected by Biogen, Biogen is responsible for, and agrees to use commercially reasonable efforts to carry out, all further development, regulatory affairs, manufacturing, and commercialization for at least one product directed against each such target in certain territories.
Upon execution of the Biogen Agreement, Biogen paid us an upfront payment of $45.0 million as prepayment for candidate development activities. Upon Biogen’s receipt of degraders directed to each target that satisfy pre-defined criteria, we received payments ranging from $2.0 million to $5.0 million per target. In 2024, Biogen paid us a total of $16.0 million for two development candidates we delivered to Biogen that had commenced IND-enabling studies. For each target, Biogen is required to pay us (a) development and commercialization milestone payments totaling up to $35.0 million and (b) sales milestone payments totaling up to $26.0 million for the achievement of certain amounts of net sales of all products directed to such target, each subject to certain reductions. In addition, Biogen is required to pay us royalties on a product-by-product and country-by-country basis on the net sales of each product, at percentages in the mid-single digits, subject to certain reductions.
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
Our focus is on the discovery and development of protein degradation therapies using our TORPEDO platform. Other companies developing chimeric small molecules for protein degradation include, without limitation, Arvinas, Inc., BioTheryX, Inc., Captor Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation,

Glubio Therapeutics, Inc., Haisco Pharmaceutical Group, Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Nurix Therapeutics, Inc., Orum Therapeutics, Inc., PhoreMost Ltd., Plexium, Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., SK Life Science Labs, Inc. (a subsidiary of SK Biopharmaceuticals Co., Ltd.), and Vividion Therapeutics, Inc. (a subsidiary of Bayer AG). Further, several large pharmaceutical companies have disclosed preclinical investments in this field including Amgen, Astellas Pharma Inc., AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc., and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies.
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
We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term committed supply arrangements with respect to our product candidates and other materials. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements. For additional information, see the section titled “Risk Factors—

Risks Related to Dependence on Third Parties—Manufacturing pharmaceutical products is complex and subject to product delays or loss for a variety of reasons. We contract with third parties for the manufacture of our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality or at the right time, which could delay, prevent or impair our development or commercialization efforts.”
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
Intellectual Property
Our commercial success depends in part upon our ability to secure and maintain patent and other proprietary protection for our protein degradation technologies, including our TORPEDO platform, our solely-owned product candidates, any product candidates co-owned with Roche, and know-how related to our business. To protect our core technology and products, we will need to successfully prosecute, defend and, if necessary, enforce our intellectual property rights, including, in particular, our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, pharmaceutical compositions, methods of use, including combination therapies, processes of manufacture and process intermediates, where relevant. We continually assess and refine our intellectual property strategies as we develop new technologies and product candidates. We currently plan to file additional patent applications based on our intellectual property strategies, where appropriate, including where we seek to adapt to competition or to improve our business opportunities.
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
The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a United States patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (referred to as a patent term extension) or by delays encountered during patent prosecution that are caused by the United States Patent and Trademark Office (referred to as patent term adjustment). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the ordinary expiration date of one patent that covers the approved drug or its use. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the United States cannot extend the term of a patent beyond a total of 14 years from the date of product approval and only one patent covering an approved drug, or its method of use, may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks may also be available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions for our products on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether extensions of this nature should be granted and, even if granted, the length of these extensions. Further, even if any of our patents are extended or adjusted, those patents, including the extended or adjusted portion of those patents, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.
Patents and Patent Applications
As of December 31, 2024, in total, we owned twenty-five issued United States patents, more than thirty-five United States patent applications (which include provisional and United States utility applications), five patent applications filed under the Patent Cooperation Treaty, or PCT, nine patents granted in foreign countries, and over two hundred fifty patent applications that are pending in foreign countries.
Our patent portfolio is generally organized into two categories: platform patent filings designed to cover inventions relating to our proprietary TORPEDO platform; and protein target-specific degrader patent filings, each of which categories is described in more detail below.
TORPEDO Platform Portfolio
We solely own our platform patent estate, which has been designed using our proprietary TORPEDO platform. As of December 31, 2024, our platform patent portfolio included nineteen issued United States patents, seventeen pending United States patent applications, one PCT patent application, six patents granted in foreign countries, and more than eighty-five pending foreign patent applications. This patent portfolio covers a variety of our ligands that bind to the Cereblon E3 ubiquitin ligase, or CRBN, either alone, as part of a MonoDAC molecule, or as part of a BiDAC molecule that includes a protein ligand to a disease-modifying protein target.
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
Products and Target Portfolio
Our patent applications directed to target-specific degraders, including our product candidates, are focused on composition of matter, pharmaceutical composition, method of use, and process of manufacture claims covering novel compounds designed to degrade disease-causing proteins. As of December 31, 2024, we owned six issued United States patents, nineteen pending United States patent applications, four PCT patent applications, three patents granted in foreign countries, and more than one hundred sixty foreign patent applications covering our degraders and product candidates.
Specifically, as of December 31, 2024, we owned four patent families (two United States patents, three United States patent applications, two foreign patents, and fifty-seven foreign patent applications) presenting composition of matter and pharmaceutical composition claims to compounds that cause the degradation of the IKZF1/3 protein target, as well as associated methods of use to treat cancer and processes of manufacture. Three of these patent families include claims directed to compositions of matter generally and specifically covering cemsidomide, one of our lead product candidates, and associated methods of use, pharmaceutical compositions, and processes of manufacture, which if issued and maintained through the payment of all required fees, will expire in 2040, 2041, and 2043, respectively, without regard to any possible patent term extensions or adjustments. The fourth patent family (comprising one United States patent) covering our IKZF1/3 degraders is directed to a separate genus than that covered in the previous three families and, if maintained through the payment of all required fees, will expire in 2039, without regard to any possible patent term extensions or adjustments.
As of December 31, 2024, we owned ten patent families (nine United States patent applications, two PCT patent applications, and twenty-two foreign patent applications) with claims directed to compositions of matter covering our BRAF degraders, and associated methods of use, pharmaceutical compositions, and processes of manufacture. Eight of these patent families include claims directed to compositions of matter generally and specifically covering CFT1946, our lead BRAF product candidate, and associated methods of use, pharmaceutical compositions, and processes of manufacture, and United States and foreign patents claiming priority to these patent applications, which if granted and maintained through payment of all required fees, will expire between 2042 and 2045, without regard to any possible patent term extensions or adjustments. The other two patent families covering our BRAF degraders are directed to separate genuses than that covered by the previous families, and United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire in 2041 and 2044, respectively, without regard to any possible patent term extensions or adjustments.
As of December 31, 2024, we owned two patent families (one United States patent, two United States patent applications, one foreign patent, and forty-two foreign patent applications) with claims directed to compositions of matter covering our EGFR degraders, including our CFT8919 product candidate, and associated methods of use, pharmaceutical compositions, and processes of manufacture. United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire in 2040 and 2042, respectively, without regard to any possible patent term extensions or adjustments.
As of December 31, 2024, we owned three United States patents, five United States patent applications, two PCT patent applications, and forty-one foreign patent applications with claims directed to compositions of matter covering degraders to undisclosed/other targets and associated methods of use, pharmaceutical compositions, and processes of manufacture. United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire between 2041 and 2045, without regard to any possible patent term extensions or adjustments.
Collaboration Patent Applications Co-owned with Roche
As of December 31, 2024 (giving effect to each of the assignment of rights in patents related to the undisclosed targets from Roche to us in July 2022 and December 2023, as described above), we do not co-own any patent applications or patents with Roche. If new patent applications relating to ongoing collaboration activities are filed in the future, our rights to any such future patent applications will be governed by the Roche Agreement, which is described above.
Target Platform Collaborations
We work or have worked with strategic partners to expand our platform potential, including Roche, Calico, Biogen, Merck, and MKDG. Under the agreements with each of these partners, we generally assign our solely or co-invented patent rights in development candidates to the applicable partner in exchange for financial benefits in the products under development under those agreements
Trade Secrets
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
United States Government Regulation of Drug Products
In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, its implementing regulations, and other federal statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve a pending NDA, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.
The process required by the FDA before product candidates may be marketed in the United States generally involves the following:
•nonclinical laboratory and animal tests that must be conducted in accordance with good laboratory practice, or GLP, requirements;
•submission to the FDA of an investigational new drug, or IND, application, which must become effective before clinical trials may begin;
•approval by an independent institutional review board, or IRB, for each clinical site or centrally before each trial may be initiated;
•adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended use, performed in accordance with good clinical practices, or GCP, requirements;
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
Typically, clinical trials are designed in consultation with the FDA or foreign regulatory authorities during these development phases. The indications under development can influence the study designs employed during the conduct of clinical trials, such as for a first-line cancer treatment indication which may require head-to-head data demonstrating clinical superiority or non-inferiority to currently available therapies. The timeline for first-line cancer indication development programs may also be longer than for indications sought in the second or later lines of treatment due to a desire for regulatory authorities to expedite access to later-line treatments for those whose cancer has progressed despite available and earlier-line treatments. As such, many new oncology products initially seek an indication in treatments beyond the first line of treatment, which tend to be a smaller available treatment population in any oncology indication, and any later approvals sought for those products in earlier lines of treatment that target a larger treatment population may require the conduct of additional clinical trials.
The FDA has implemented initiatives that may affect the development of oncology product candidates. For example, Project Optimus, which was launched in 2021, is an initiative to reform the dose selection and dose optimization paradigm across oncology drug development to emphasize selection of a dose or doses that maximize not only the efficacy of a drug but also its safety and tolerability. Project Optimus requires that developers of oncology drugs implement strategies in ongoing programs to leverage nonclinical and clinical data in dose selection, including the potential need to conduct randomized evaluations of a range of doses in trials, and require that these studies take place as early as possible in the development program.
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
Under the FDA’s accelerated approval pathway, the FDA may approve a drug for a serious or life threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A drug candidate approved on this basis is subject to rigorous post marketing compliance requirements, including the completion of Phase 4 or post approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require that these trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by the FDA unless the sponsor is otherwise informed by the FDA.
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
Under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. PREA generally does not apply to a drug for an indication for which orphan drug designation has been granted, except that PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.
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
Once the FDA’s review of the application is complete, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing or other information or analyses in order for the FDA to reconsider the application in a resubmitted NDA. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
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
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States or there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan drug designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
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
In April 2014, the EU adopted the Clinical Trials Regulation EU No 536/2014, or Clinical Trials Regulation, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. All clinical trials in the EU must now be conducted in accordance with the Clinical Trials Regulation. This regulation aims at simplifying and streamlining the approval of clinical trials in the EU; for example, the Clinical Trials Regulation provides for a streamlined application procedure via a single entry point, and also establishes rules on the protection of subjects and informed consent, transparency requirements, and strictly defined deadlines for the assessment of clinical trial applications.
In the EU, the Pediatric Committee, or PDCO, of the European Medicines Agency, or EMA, must approve the pediatric investigation plan, or PIP, prior to the filing of a marketing authorization application, or MAA, unless the EMA has granted

(1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP. The PIP outlines the pharmaceutical company’s strategy for investigation of the new medicinal product in the pediatric population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA assesses whether companies have complied with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted through the centralized procedure by the European Commission, or EC, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of any supplementary protection certificate, or SPC, so long as an application for this extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
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
European Union Drug Review and Approval
In the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of MAs. Centralized MAs, which are issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, are valid throughout the EU, and in the additional countries (Iceland, Liechtenstein and Norway) of the EEA. The centralized procedure is mandatory for certain types of products, such as medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (i.e., gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. National MAs, which are issued by the competent authorities of the EU Member States and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Under the above described procedures, before granting the MA, the EMA or the competent authorities of the EU Member States make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
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
European Union Orphan Designation
In the EU, the EC grants orphan designation in respect of a product, after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products, if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be a significant benefit to those affected by that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following the grant of an MA. During this market exclusivity period, neither the EMA nor the EC nor any of the competent authorities in the EU Members States can accept an application or grant an MA for a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. An MA may be granted to a similar medicinal product to an authorized orphan product in very select cases, such as if: (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized orphan product; (ii) the MA holder for the authorized orphan product consents to the authorization of the similar medicinal product; or (iii) the MA holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. All of the aforementioned EU rules are generally applicable in the EEA.
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
•The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and
•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to drug pricing and payments and other transfers of value to physicians and other healthcare providers and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in some circumstances. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for

Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On January 20, 2025, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders that could impact drug pricing, and/or rescind or modify the previous administration’s efforts to address drug costs. For example, on February 1, 2025, President Trump issued three executive orders announcing the imposition of tariffs ranging from 10% to 25% on products from Mexico, Canada, and China. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.
In August 2022, the IRA was signed into law. The IRA includes several provisions that could impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025, impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the United States government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The future of the IRA and its impact on our business and the healthcare industry in general is not yet known.
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, we may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. For example, the FDA works with states and Indian Tribes that propose to develop Section 804 Importation Programs for eligible prescription drugs from Canada in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. In January 2024 the FDA authorized a Section 804 importation program proposed by Florida, and several other states have pending proposals before the FDA. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Other legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Further, legally mandated price controls on payment amounts by third-party payors or other restrictions could adversely affect our business prospects, financial condition and results of operations. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.
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
Human Capital Resources
As of December 31, 2024, we had 110 full-time employees, including 47 employees with an M.D. and/or Ph.D. degree. Of these full-time employees, 75 employees were engaged in research and development activities and 35 employees were engaged in general and administrative activities. We presently have nine senior leaders, seven of whom serve as executive officers. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We are committed to creating an inclusive workplace where all employees can flourish, contribute and be their best. We have focused on creating a foundation of psychological safety, training leaders and employees on inclusive workplace practices, equitable pay practices and supporting employees with wellness programs that allow employees to bring their full selves to work each day. We support our local community in their efforts to bridge the opportunity gap for underserved communities. We believe this focus on a strong corporate culture, being a strong corporate citizen and fostering an inclusive work environment that embraces diversity in perspectives and experiences is a critical component to business success.

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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $105.3 million and $132.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $633.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations, share issuances and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical- and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
We had cash, cash equivalents, and marketable securities of approximately $267.3 million as of December 31, 2024. We believe that these funds will be sufficient to fund our planned operating expenses into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
We commenced operations in late 2015 and initiated our first Phase 1/2 clinical trial in 2021. Our activities to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, and preparing for and conducting early-stage clinical trials. While we have ongoing clinical trials and our partner Betta Pharma is conducting a clinical trial evaluating one of our product candidates, all of our other product candidates are still in the discovery stage. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.
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
Further, large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control and, for each of the product candidates that is currently in clinical development, we have engaged a CRO to lead our first-in-human Phase 1/2 clinical trials. Relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may also be unable to identify and contract with sufficient investigators, CROs, and consultants on a timely basis or at all, and we may also determine and have in the past determined after a clinical trial has commenced that a change in CRO is warranted. There can be no assurance that we will be able to negotiate and enter into appropriate contractual arrangements with our current or potential future CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis or at all.
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
While we have commenced clinical trials of several of our product candidates, some of which remain ongoing, and our partner Betta Pharma has commenced a clinical trial of another of our product candidates, we have not yet initiated clinical trials for the remainder of our product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target toxicity, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, due to observed safety signals, we previously modified the dosing schedule in our ongoing Phase 1/2 clinical trial of cemsidomide as we continue to advance this clinical trial. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition, and prospects.

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
While we have commenced clinical trials of several product candidates and our partner Betta Pharma has commenced a clinical trial of another of our product candidates and while we previously elected to shut down a clinical trial evaluating one of our product candidates, the remainder of our product candidates are still in the discovery stage at this time and the risk of failure for all of our product candidates remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.
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
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; and
•disruptions caused by any global health epidemics, such as the COVID-19 pandemic, which may increase the likelihood that we encounter these types of difficulties or cause other delays in initiating, enrolling, conducting, or completing our planned clinical trials.
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
Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. While we have commenced clinical trials of several product candidates and our partner Betta Pharma has commenced a clinical trial of another of our product candidates, we do not know whether any of our (or our partner's) other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.
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
Targeted protein degradation is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation including Arvinas, Inc., Astellas Pharma Inc., BioTheryX, Inc., Captor Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Glubio Therapeutics, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Nurix Therapeutics, Inc., Orum Therapeutics, Inc., PhoreMost, Ltd., Plexium, Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., SK Life Science Labs., Ltd. (a subsidiary of SK Biopharmaceuticals), and Vividion Therapeutics, Inc. (a subsidiary of Bayer AG). Further, several large pharmaceutical companies and academic institutions have disclosed investments and research in this field including Amgen, AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc., and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies.
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
As of December 31, 2024, we had $222.8 million federal net operating loss carryforwards and $338.3 million gross in U.S. state net operating loss carryforwards, portions of which expire at various dates through 2043. Under current law, federal net operating losses generated in tax years beginning after 2017, if any, will not expire and may be carried forward indefinitely, but our ability to deduct such federal net operating losses in tax years beginning after December 31, 2020 will be limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). It is uncertain if and to what extent various states will conform to the federal tax laws. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

As of December 31, 2024, we also had U.S. federal and state research and development tax credit carryforwards of $15.8 million and $7.8 million, respectively, which expire at various dates through 2043. These tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a study of ownership changes from inception through December 31, 2020, which concluded that we experienced ownership changes as defined by Section 382 of the Code. However, there were no net operating loss carryforwards that were limited or expired unused. We have not updated the study to assess whether a change of ownership has occurred following the period covered by the 2021 study.. We may have experienced additional ownership changes that have not been identified that could result in the expiration of our net operating loss and tax credit carryforwards before utilization and we may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, that will harm our future operating results by effectively increasing our future tax obligations.
If serious adverse events, undesirable side effects or unexpected characteristics or results are identified during the development of any product candidates we may develop, we may need to modify, abandon, or limit our further clinical development of those product candidates.
While we have commenced clinical trials of several product candidates and our partner Betta Pharma has commenced a clinical trial of another of our product candidates, all of our other product candidates are still in the discovery stage at this time, which means that we have not yet evaluated any of our other product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that any of the product candidates developed through our TORPEDO platform will not cause undesirable side effects, which could arise at any time during preclinical or clinical development.
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
We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. We have progressed four product candidates – cemsidomide, CFT8634, CFT1946, and CFT8919 – into first-in-human clinical trials in June 2021, May 2022, December 2022, and November 2024, respectively, with clinical trials currently ongoing for cemsidomide, CFT1946 and CFT8919 (through our partner, Betta Pharma). While we believe that we will be able to enroll a sufficient number of patients into each of our ongoing and planned clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials is also affected by other factors including:
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
Risks related to dependence on third parties
We expect to rely on third parties to conduct our current and future clinical trials and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of our clinical trials or failing to comply with regulatory requirements or our clinical protocols.
We currently rely on and plan to continue to rely on CROs to conduct our clinical trials of our product candidates. Additionally, we must contract with third-party research sites for the conduct of our clinical trials. Just as we rely on Betta Pharma to develop CFT8919 in Greater China in an efficient and effective manner, we may also similarly rely on other third party collaboration partners in the future to develop one or more of our products in various territories on certain timelines. Our agreements with these CROs, sites, and other third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements or if we were to need to change a CRO for an ongoing clinical trial, which we have done in the past, we might experience delays in our clinical development activities.
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
We also currently rely on certain foreign or foreign-owned third-party vendors to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with our clinical trials or discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to new U.S. legislation or investigations, sanctions, tariffs, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies, any of which could adversely affect our financial condition and business prospects.
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
We have only limited supply agreements in place with respect to our product candidates and these existing arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. If we anticipate receiving or receive marketing approval for any of our product candidates, we will need to establish or have established an agreement for commercial manufacture with one or more third parties. In addition, new U.S. legislation or investigations, as well as possible sanctions, tariffs, trade restrictions and/or other foreign regulatory requirements, could serve to limit the third parties we could engage, increase the cost or reduce the supply of materials available to us, or otherwise adversely affect our business prospects, financial condition and results of operations.
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
Any performance failure or delay in performance on the part of our existing or future manufacturers could delay clinical development or marketing authorization. While our CMOs have experienced performance issues in the past that have not ultimately delayed our clinical development efforts, in the future, we could experience a manufacturing issue that would have a material impact on development of our product candidates and the occurrence of an event of this nature would largely be outside of our control. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If our current CMOs cannot perform as agreed, we may be required to replace them. While we have identified several potential alternative vendors who could manufacture some or all of our product candidates, switching vendors could result in significant additional costs and delays to our operations as we select and qualify a replacement manufacturer, we may be constrained in the vendors we can select, particularly for compounds that have high OEB designations, or we may not be able to reach agreement with an alternative manufacturer on acceptable terms.
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
We have three ongoing collaborations involving our research programs:
•a collaboration agreement with Roche that we entered into in December 2015, which we amended and restated in December 2018 and further amended periodically thereafter, with collaboration activities ongoing as to two targets;
•a collaboration agreement with Merck that we entered into in December 2023 for the development and commercialization of degrader-antibody conjugates with respect to one initial target, with the option for Merck to add up to three additional targets over a stated period of time; and

•a collaboration agreement with MKDG that we entered into in March 2024 for the development and commercialization of two targeted protein degraders against critical oncogenic proteins that we had progressed within our internal discovery pipeline.
Under these collaboration agreements, we are generally responsible for developing drug candidates leveraging our TORPEDO platform based on partner-selected targets. Further, these agreements, as well as our agreements with prior research collaboration partners, provide that our current and past collaboration partners have exclusive rights to develop degraders for their selected and reserved targets. As a result, we are not permitted to pursue a target of potential interest – either alone or with another partner – while that target is bound by these restrictions.
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
It is also possible that our current and past collaborators may not properly obtain, maintain, enforce, or defend the intellectual property or proprietary rights arising out of our licensed programs or may use our proprietary information in a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. Generally, our collaborators have the first right to enforce and defend certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs and, although we may have the right to assume the enforcement and defense of these intellectual property rights if our collaborator does not, our ability to do so may be compromised by their actions. In addition, if any licensed program were later to revert to us, our ability to protect any intellectual property or other proprietary rights associated with that program would be impacted by the intellectual property filings made or other steps taken by our collaborator prior to program reversion. Further, our collaborators may own or co-own intellectual property covering our products that result from our collaborating with them and, in cases where that applies, we would not have the exclusive right to commercialize the collaboration intellectual property.
We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future and we may not realize the benefits of those collaborations, alliances, or licensing arrangements.
In May 2023, we entered into the Betta Pharma License Agreement with Betta Pharma under which Betta Pharma received an exclusive license for the development, manufacturing and commercialization of CFT8919 in Greater China, while we retained the rights to develop and commercialize CFT8919 in the rest of the world. Similarly, in the future, we may form or seek strategic alliances, create joint ventures, or other collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Our likely collaborators in any other collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. However, it is possible that we will not be able to enter into a collaboration agreement of this nature or that the terms of any potential new collaboration arrangement may not be favorable.
For example, we may seek to enter into collaboration arrangements to advance our cemsidomide product candidate in MM or other indications or we may form or seek to form collaboration arrangements to enable our development and commercialization of a product candidate in a specified geographic area, as we have done in the case of CFT8919 and our collaboration with Betta Pharma. In addition, as we did in our more recent collaboration agreements with Merck and MKDG, we may seek to enter into collaboration agreements that enable other companies to access and leverage our TORPEDO platform to develop medicines directed at targets selected by our collaboration partners. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or, in the case of CFT8919, Betta Pharma, might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay the commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may, therefore, hinder our ability to recoup our investment in one or more of our product candidates, even if our product candidates obtain marketing approval. See the section entitled “Business — Coverage and Reimbursement” and “Business — Healthcare Reform” in this Annual Report on Form 10-K.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), BeiGene Co. Ltd., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer

Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Genentech, Inc., Glubio Therapeutics, Inc., Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis International AG, Nurix Therapeutics, Inc., Orum Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., PhoreMost, Ltd., Plexium, Inc., Prelude Therapeutics, Inc., Inc., Roche AG, Salarius Pharmaceuticals Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., SK Life Science Labs, Inc. (a subsidiary of SK Biopharmaceuticals Co. Ltd)., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large.
Further, if litigation of this nature were successful, that could have a material and adverse effect on the profitability of our products or prohibit their sale. We may not be aware of patent claims that are currently or may in the future be pending that could affect our business or products. Patent applications are typically published between six and eighteen months from filing and the presentation of new claims in already pending applications can sometimes not be visible to the public, which would include us, for a period of time. In addition, even after a patent application is publicly available, we may not yet have seen that patent application and may, therefore, not be aware of the claims or scope of filed and published patent applications. As a result, we cannot provide any assurance that a third party practicing in the general area of our technology will not present or has not presented a patent claim that covers one or more of our product candidates or products or their methods of use or manufacture. If that were to occur and as we have done in certain past circumstances, we or our collaborators, as applicable, may have to take steps to try to invalidate the applicable patent or application, which steps might include, for example, third-party submissions or oppositions before the relevant patent office, or adversarial proceedings or litigation, such as post-grant review or inter partes review before the USPTO Patent Trial and Appeal Board, or declaratory judgment actions before a court. In a situation of that nature, we or our collaborators may either choose not to do so or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license may not be available on reasonable terms, or at all, which could prevent us or our collaborators from selling a product or using our proprietary technologies.
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
We may seek Breakthrough Therapy designation for some or all of our current and future product candidates, including cemsidomide and CFT1946. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
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
We have obtained Orphan Drug Designation for cemsidomide, and if we decide to seek Orphan Drug Designation for any other current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.
In August 2021, the FDA granted Orphan Drug Designation to cemsidomide for the treatment of MM. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States. will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Although Orphan Drug Designation is intended to incent drug development for rare diseases or conditions, Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, while receipt of Orphan Drug Designation may result in a waiver of any obligation by FDA to conduct studies in pediatric populations, such waiver may not apply to oncology drugs
If a product that has an Orphan Drug Designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Further, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of our product.
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
We plan to seek accelerated approval of our lead product candidates and may seek approval of future product candidates, where applicable, using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. Under the Food and Drug Omnibus Reform Act, commonly referred to as FDORA, the FDA is permitted to require that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date accelerated approval is granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of these studies, including progress towards enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such activities in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug's predicted clinical benefit; and to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA generally requires pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway for any of our product candidates, we may not be able to obtain accelerated approval, and even if we do, that product may not experience a faster development or regulatory review or approval process. In addition, receiving accelerated approval does not assure the product’s accelerated approval will eventually be converted to a traditional approval.
The FDA may identify in a written request that pediatric information would be beneficial for a product candidate for which we obtained approval and request that we conduct pediatric studies. We may elect not to perform these studies or, if we opted to conduct these studies, we may not be able to complete them or the data generated from these studies may not be acceptable to the FDA.
Section 505(A) of the FDC Act provides incentives to drug manufacturers who conduct studies of drugs in children. Referred to as the “pediatric exclusivity provision,” this law provides an additional six months of non-patent exclusivity to pharmaceutical manufacturers that conduct acceptable pediatric studies of new and currently-marketed drug products for which pediatric data would be beneficial pursuant to a written request by the FDA. As a result, if we received a written request for pediatric studies from the FDA, conducted pediatric clinical studies and submitted reports that were accepted by the FDA within the statutory time limits, we could receive an additional six-months of regulatory exclusivity beyond all other types of patent and non-patent exclusivity then in effect for all our approved drug products that contain the active moiety for which pediatric exclusivity was granted. However, even if we received a written request for pediatric studies from the FDA for one or more of our drug products, we may determine not to or be unable to carry out pediatric studies that comply with Section 505(A) of the FDCA, or we may carry out studies that are not accepted by the FDA for this purpose. If this situation were to arise, we would not receive this six-month regulatory exclusivity extension.
Disruptions at the FDA, the SEC and other government agencies caused by the change in presidential administration, funding shortages or potential funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated as a result of these factors. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on March 14, 2025.
Disruptions at the FDA and other agencies may slow the time necessary for review and approval (including any applications we my file with respect to our current and future product candidates), which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.
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
Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute our product candidates, if we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to: (i) prevent fraud, kickbacks, self-dealing and other abusive practices, (ii) guarantee the security and privacy of health information, and (iii) increase transparency around the financial relationships between physicians, teaching hospitals and manufacturers of drugs, medical devices and biologics. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements. See the sections entitled “Business — Other Healthcare Laws” and “Business — Healthcare Reform” in this Annual Report on Form 10-K.
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
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid or TRICARE in the United States), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. See the section entitled “Business — Coverage and Reimbursement” in this Annual Report on Form 10-K.
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Business — Government Regulation - Healthcare Reform” in this Annual Report on Form 10-K.
We expect that additional state and federal healthcare reform measures will be adopted in the future, such as the proposed BIOSECURE Act, any of which could limit the extent to which state and federal governments cover particular healthcare products and services, and could limit the amounts that the federal and state governments will pay for healthcare products and services, or cause us to need to identify or engage alternate service providers. This could result in reduced demand for any product candidate we develop, additional pricing pressures, delayed or limited supply of materials needed for our research or development activities, or other adverse effects to our financial condition and business prospects.
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
In the United States, in recent years, states have begun to play a significant role in privacy regulation. Leading the way has been California, where the California Consumer Privacy Act of 2018, or the CCPA, has established individual data privacy rights for consumers and increased privacy and security obligations on businesses covered by the law including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices and provide such consumers with ways to opt out of certain uses of sensitive personal information, including health information. The law also created a new state regulatory agency that was vested with authority to implement and enforce the CCPA. These requirements could increase our compliance costs and potential liability. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities.
Furthermore, numerous states have passed broad consumer privacy laws that are similar in many respects to the CCPA and with many other states proposing similar laws, it is quite possible that other states will follow suit and also pass comprehensive privacy-focused legislation. If enacted, this type of legislation may add additional complexity, further variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact data collection strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states within the United States will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Further, in addition to comprehensive laws at the state level, some states have been proposing or passing laws that target particular aspects of privacy. For example, in the state of Washington, the My Health My Data Act, which went into effect in March 2024 protects the privacy of medical and health-related information that is not covered by HIPAA. In addition, a small number of states have passed laws specifically focused on biometric information.
Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.
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

Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Further, the UK government has introduced a Data (Use and Access) Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.
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
Our internal computer systems, or those of any of our collaborators, vendors, contractors, or consultants, may fail or suffer security breaches, incidents or compromises, which could result in a disruption of our product development programs and could harm our reputation or subject us to liability, and adversely affect our business and financial results.
Our internal computer systems and those of any collaborators, vendors, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. We and certain of our service providers have experienced and may in the future experience cybersecurity incidents. While we have not experienced any material system failure, accidents, or security breaches of this nature to date, if an event of this nature were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption, security breach, incident or compromise were to result in a loss of or damage to our data or applications or the inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Additionally, we may have data security obligations with respect to the information of third parties that we store. Unauthorized access or use of any third-party data or information of this nature could result in fines or other penalties that may impact our relationships with these third parties and our operations.
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
Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as a "smaller reporting company," we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer a smaller reporting company. As of the end of our fiscal year ended December 31, 2024, we qualified as a “non-accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act and as a "smaller reporting company." Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts.
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
Pursuant to our amended and restated by-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated by-laws; (iv) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated by-laws; or (v) any action asserting a claim governed by the internal affairs doctrine. We refer to this provision in our amended and restated by-laws as the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, the Securities Act, or the Exchange Act, as amended.
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

Business disruptions, including due to natural disasters, global conflicts or political unrest, and unstable market conditions and downturns in economic and market conditions may have serious adverse consequences on our business, financial condition and stock price.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the significant volatility associated with recent geopolitical tensions, including with China, and the global conflicts, such as those between Russia and Ukraine and Israel and Hamas, have caused significant instability and disruptions in the capital and credit markets. Global economic conditions continue to be volatile and uncertain in the United States and abroad. Our operations could be adversely affected by economic and political changes in the markets, including higher inflation rates, increasing interest rates, supply chain disruptions, recessions, trade restrictions, tariff increases or potential new tariffs, and economic embargoes imposed by the United States. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates, and could also impact our ability to raise additional capital when needed on acceptable terms, if at all. Our general business strategy may be adversely affected by any economic downturn of this nature, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costly and dilutive, or not available at all.
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
Although risks from cybersecurity threats to date have not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we do, from time to time, experience threats and security incidents relating to our, and our third party vendors’, information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.
Governance Related to Cybersecurity Risks
Our cyber risk management program and related operations and processes are managed by our Director of Information Technology, in consultation with the legal and human resources teams. The Director of Information Technology has primary responsibility for day-to-day management of our cyber risk management program, including monitoring for cybersecurity risks. Currently, the Director of Information Technology role is held by an individual who has over 18 years of cybersecurity, information technology, and systems engineering experience. The Director of Information Technology reports to the Chief People Officer.
The Director of Information Technology meets with the Chief People Officer periodically to monitor and review the outcomes of our cybersecurity risk management processes and to discuss and address matters related to cybersecurity risk management strategy. The Director of Information Technology, working with the Chief Legal Officer and Chief People Officer, provides periodic reports on cybersecurity risks to the audit committee, which is responsible for reviewing and overseeing the Company’s risk management processes, including cybersecurity risks. The Chief Financial Officer, Chief People Officer and Chief Legal Officer and/or other senior members of the legal team, participate in audit committee meetings, which are generally led by the Chief Financial Officer, as well as meetings of the full board of directors.
Our enterprise risk management process is overseen by our Chief Legal Officer and Chief Financial Officer. In collecting information on enterprise risk, cyber security is specifically included as a risk category, and the results of our enterprise risk assessment processes, including risks related to cybersecurity, are also discussed with the audit committee and among senior management on a periodic basis. Further, in accordance with the committee's charter, the chair of the audit committee provides periodic updates on committee activities to the full board of directors, which may include discussion of any cyber risks.

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
Holders
As of December 31, 2024, there were approximately 76 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Recent sales of unregistered securities
On April 29, 2024, the Company granted a newly hired employee, via an inducement award, an option to purchase 146,880 shares of the Company's common stock in a transaction exempt from registration under Section 4(a)(2) of the Securities Act. This award was granted as a material inducement to this employee's entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of this award.
On October 28, 2024, the Company granted a newly hired employee, via an inducement award, an option to purchase 345,600 shares of the Company's common stock in a transaction exempt from registration under Section 4(a)(2) of the Securities Act. This award was granted as a material inducement to this employee's entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The Company received no cash proceeds and no commissions were paid to any person in connection with the issuance of this award.
Purchases of equity securities by the issuer or affiliated purchasers
Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2024.
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
Overview
We are a clinical-stage biopharmaceutical company dedicated to delivering on the promise of TPD science to create a new generation of small-molecule medicines that transform patients’ lives. By leveraging our proprietary TORPEDO platform, we have the capability to efficiently design and optimize small molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. To date, our platform has produced several novel, oral, highly catalytic degraders that have demonstrated robust target degradation, some of which are brain penetrant and all of which have the potential to overcome drug resistance often seen with inhibitors and improve patient outcomes.

Currently, our solely-owned pipeline is focused on oncology and our partnership strategy allows us to explore other disease areas with unmet needs.
Our most advanced product candidate, cemsidomide, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3. Cemsidomide is currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphoma, or NHL. With a strong mechanistic rationale and well-defined biology of targeting IKZF1 and IKZF3 cemsidomide has the opportunity to address a significant unmet need. In August 2021, the United States Food and Drug Administration, or FDA, granted orphan drug designation to cemsidomide for the treatment of MM. In December 2024, we shared data evaluating cemsidomide in combination with dexamethasone in MM that demonstrated a well-tolerated profile with compelling anti-myeloma activity. We have also shared cemsidomide monotherapy data in MM where cemsidomide activates immune cells at clinically relevant doses. Additionally, in December 2024, we shared data evaluating cemsidomide as a monotherapy in NHL that demonstrated a well-tolerated profile and compelling anti-lymphoma activity in NHL and, in particular, in PTCL. We continue to progress the ongoing Phase 1/2 clinical trial in MM and NHL.
Our next most advanced product candidate, CFT1946, is an orally bioavailable BiDAC degrader designed to be potent and selective against BRAF V600 mutant proteins to treat melanoma, colorectal cancer, or CRC, and other malignancies that harbor V600 mutations. In preclinical studies, CFT1946 has demonstrated the ability to cross the blood-brain barrier with Kpuu values ranging from 0.34 to 0.88, an important feature as a portion of patients with BRAF V600 mutant solid tumors develop brain metastases. Additionally, CFT1946 is more efficacious than the standard of care therapies in CRC BRAF V600X xenograft models and in a melanoma patient-derived xenograft, or PDX, BRAF inhibitor resistance model. In September 2024, at the European Society of Medical Oncology Congress, we presented monotherapy data from the ongoing Phase 1/2 trial, which demonstrated that CFT1946 was well tolerated with initial signs of anti-tumor activity across all dose levels. We continue to progress the ongoing Phase 1/2 clinical trial in BRAF V600 mutant protein cancers, including melanoma and CRC.
Additionally, we are developing CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in non-small cell lung cancer, or NSCLC. In preclinical studies, CFT8919 demonstrated equipotent anti-proliferation activity against EGFR mutations resistant to EGFR inhibition, including L858R-C797S, L858R-T790M, and L858R-T790M-C797S compared to L858R single mutation in Ba/F3 cell models in vitro. In May 2023, we entered into a license and collaboration agreement with Betta Pharma to collaborate on the development and commercialization of CFT8919 in mainland China, Hong Kong SAR, Macau SAR and Taiwan, with us retaining rights to develop and commercialize CFT8919 in the rest of the world. In November 2024, Betta Pharma initiated a Phase 1 clinical trial of CFT8919 in EGFR L858R NSCLC in Greater China and is continuing to progress the trial. Data generated from this trial will inform our ex-China clinical development strategy.
Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders for our own proprietary pipeline and for the pipeline we are developing in collaboration with MKDG, Merck, Biogen and Roche. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in oncology, as well as in therapeutic areas such neurodegenerative diseases. We also believe there are many therapeutic areas and indications where leveraging our TORPEDO platform to develop novel degraders may be advantageous.

Recent Developments
On December 8, 2024, we presented data from our ongoing first-in-human clinical trial for cemsidomide in combination with at the Annual Society of Hematology meeting that demonstrated compelling safety and anti-tumor activity across the MM and NHL arms.
On November 20, 2024, we announced the appointment of Steve Hoerter to our board of directors.
On November 6, 2024, we announced that our partner, Betta Pharma, had dosed the first patient in its Phase 1 clinical trial of CFT8919 in Greater China.
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
For a description of our collaboration agreements with MKDG, Merck, Betta Pharma, Roche, Biogen, and Calico Life Sciences LLC, or Calico, please see Note 8, Collaboration and license agreements, to the consolidated financial statements in this Annual Report on Form 10-K.
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
We expect that our general and administrative expenses will continue to increase in the future to support increased research and development activities. These increases will likely include higher costs related to the hiring of additional personnel; fees to outside consultants, lawyers, and accountants; and investor and public relations.
Restructuring
Restructuring expenses consists of one-time costs incurred under a reduction plan to align with the needs of the business. These costs include employee severance, benefits and related termination costs.
Other income (expense)
Other income (expense), net primarily consists of the following:
•interest expense and amortization of our long-term debt;
•loss on extinguishment of debt; and
•interest and other income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities.

Results of operations
Comparison of years ended December 31, 2024 and 2023
Revenue
Revenue from our collaboration and license agreements consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023
Revenue from collaboration agreements:
MKDG Agreement	$7,304	$—
Merck Agreement	3,979	—
Betta Agreement	3,415	—
Roche Agreement	3,988	9,063
Biogen Agreement	16,898	10,623
Calico Agreement	—	1,070
Total revenue from collaboration agreements	$35,584	$20,756
The $14.8 million increase in revenue in the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily driven by:
•a $14.7 increase in revenue recognized from the MKDG, Merck and Betta Pharma collaborations that had activities commence in 2024; and
•a $6.3 million increase in revenue recognized under the Biogen Agreement primarily as a result of our receipt of two $8.0 milestones earned for the accepted delivery of two separate development candidates in undisclosed indications in 2024, offset by reduced revenue due to the research term being fully satisfied as of June 30, 2024.
These were partially offset by:
• a $5.1 million decrease in revenue recognized under the Roche Agreement, resulting from our 2023 completion of research activities for a nominated target; and
•a $1.1 million decrease in revenue recognized under the Calico Agreement, as a result of the performance obligation and transaction price becoming fully satisfied as of March 31, 2023.
Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Years Ended December 31,
	2024	2023
Research and development expenses:
Personnel expenses	$36,752	$42,706
Preclinical and development expenses	29,364	28,496
Clinical expenses	20,808	19,238
Facilities and supplies	12,349	13,594
Professional fees	6,731	8,605
Intellectual property and other expenses	4,633	5,067
Total research and development expenses	$110,637	$117,706

The $7.1 million decrease in research and development expense in the year ended December 31, 2024 from the year ended December 31, 2023 is primarily driven by:
•a $6.0 million decrease in personnel expenses as a result of our restructuring activities;
•a $1.9 million decrease in professional fees; and
•a $1.2 million decrease in facilities and supply expenses.
These were partially offset by a $1.6 million increase in clinical expenses due to continued progress on our cemsidomide and CFT1946 programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Years Ended December 31,
	2024	2023
General and administrative expenses:
Personnel expenses	$31,278	$30,244
Professional fees	6,659	7,365
Facilities and supplies	2,751	2,076
Other expenses	1,436	2,396
Total general and administrative expenses	$42,124	$42,081
General and administrative expense in the year ended December 31, 2024, as compared to the year ended December 31, 2023 was flat as a result of a $1.0 million increase in personnel expenses, partially offset by a $1.0 million decrease in other expenses.
Other Income (Expense)
The following table summarizes our other income (expense) (in thousands):

	Years Ended December 31,
	2024	2023
Other income (expense), net
Interest and other income, net	$14,429	$9,812
Interest expense and amortization of long-term debt—related party	—	(1,373)
Loss on extinguishment of long-term debt	—	(621)
Total other income (expense), net	$14,429	$7,818
The $6.6 million increase in other income (expense) for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was driven by a $4.6 million increase in interest and other income resulting from higher interest earned on our investments during 2024 and a $1.4 million decrease in interest expense as a result of the extinguishment of our Term Loan with Perceptive Credit Holdings III, LP, an affiliate of Perceptive Advisors LLC, or Term Loan, in 2023.
Income tax expense
For the year ended December 31, 2024, there was $0.1 million income tax expense, compared to $1.3 million income tax expense in the year ended December 31, 2023. This was primarily the result of the $1.2 million withholding tax paid to the Chinese tax authority related to the Betta Pharma collaboration in 2023 (see Note 8 and Note 11).
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of our programs. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and payments from collaboration partners. As of December 31, 2024, we had cash, cash equivalents and marketable securities of approximately $267.3 million.

In November 2021, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance, and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC (now TD Securities (USA) LLC), as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2021 ATM Program. Under this Registration Statement, the Company sold a total of 15,318,264 shares of its common stock at an average price of $5.54 per share for proceeds, net of commissions and fees, of $82.3 million. For the year ended December 31, 2024, 4,132,122 shares of common stock, for net proceeds of $24.4 million, settled under the 2021 ATM Program (see Note 9).
In October 2024, the Company filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. For the year ended December 31, 2024, no sales were made under the 2024 ATM Program.
In connection with the execution of the Betta Pharma License Agreement, we entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, with Betta Pharma and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The $25.0 million of proceeds that we received were recorded as $20.0 million for the issuance of shares, with the remaining $5.0 million of premium paid on the share price recorded as consideration for revenue under the Betta Pharma License and Collaboration Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. Closing under the Betta Stock Purchase Agreement occurred in January 2024 (see Note 8).
Cash flows
The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Years Ended December 31,
	2024	2023
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(65,157)	$(106,838)
Net cash (used in) provided by investing activities	(51,270)	158,349
Net cash provided by financing activities	45,336	45,489
Net change in cash, cash equivalents and restricted cash	$(71,091)	$97,000
Operating activities
Net cash used in operating activities was $65.2 million for the year ended December 31, 2024 and was driven primarily by:
•our net loss of $105.3 million;
•a $5.2 million decrease in the operating lease liability;
•a $4.3 million increase in prepaid expenses and current and long-term assets; and
•a $1.3 million decrease in accrued expenses and other current liabilities.
These amounts were partially offset by:
•$37.9 million of non-cash expense related to stock compensation expense, depreciation and amortization, and reduction in carrying amount of our right-of-use asset;
•a $9.9 million increase in deferred revenue due to our new collaboration agreements; and
•an $8.7 million decrease in accounts receivable.

Net cash used in operating activities for the year ended December 31, 2023 was driven primarily by:
•our net loss of $132.5 million;
•a $10.3 million increase in accounts receivable; and
•a $4.7 million decrease in the operating lease liability;
These amounts were partially offset by:
•a $35.3 million of non-cash expense related to stock compensation expense, depreciation, and reduction in carrying amount of our right-of-use asset;
•a $3.8 million increase in deferred revenue due to the recognition of revenue under our collaboration agreements;
•a $2.7 million decrease in prepaid expenses and current and long-term assets; and
•a $1.3 million increase in accrued expenses and other liabilities.
Investing activities
The $51.3 million of net cash used in investing activities for the year ended December 31, 2024 was attributable to $51.1 million for the purchases of marketable securities, net of sales and proceeds from maturities.
The $158.3 million of net cash provided by investing activities for the year ended December 31, 2023 was attributable to $160.1 million for the proceeds from marketable securities, net of purchases, and was offset by $1.7 million for the purchases of property and equipment.
Financing activities
The $45.3 million of net cash provided by financing activities for the year ended December 31, 2024 is primarily driven by:
•$24.4 million of net proceeds from our at-the-market offering; and
•$20.0 million in proceeds for the closing of the Betta Stock Purchase Agreement.
The $45.5 million of net cash provided by financing activities for the year ended December 31, 2023 is primarily driven by $57.7 million of net proceeds from our 2021 ATM Program, offset by the prepayment of the remaining principal balance on the Term Loan of $12.5 million.
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
Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital and operating costs associated with our current and anticipated preclinical and clinical development. Our future capital requirements will depend on many factors, including:
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with MKDG, Merck, Betta Pharma, Roche, and Biogen, we do not have any committed external source of funds as of December 31, 2024. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Contractual obligations
The following is a summary of our significant contractual obligations as of December 31, 2024 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (see Note 6)	$80,217	$9,093	$19,012	$23,775	$28,337
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of December 31, 2024, we had marketable securities of $211.8 million. Our marketable securities are short-term in nature with a weighted-average maturity date of 0.5 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.
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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders within 120 days after the end of the year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
We have adopted a Company Policy on Insider Trading and Disclosure (the Insider Trading Policy), together with Special Trading Procedures for Insiders and a Rule 10b5-1 Trading Plan Policy, governing the purchase, sale and/or other dispositions of our securities by our directors, individuals who qualify as officers within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder, and certain designated employees, consultants, and contractors. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-Kwith respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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
3. Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant, current in effect	8-K	001–39567	10/06/2020	3.3

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	DEF14A	001–39567	04/28/2023	A

3.3	Form of Second Amended and Restated Bylaws of the Registrant	S-1	333–248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders, dated June 5, 2020	S-1	333–248719	09/10/2020	4.1

4.2	Form of Specimen Common Stock Certificate	S-1/A	333–248719	09/28/2020	4.3

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-39567	03/11/2021	4.4

10.1#	2015 Stock Option and Grant Plan, as amended and forms of award agreements thereunder	S-1	333–248719	09/10/2020	10.1

10.2#	2020 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-39567	02/23/2023	10.2

10.3#	2020 Employee Stock Purchase Plan	S-1/A	333–248719	09/28/2020	10.3

10.4#	Senior Executive Cash Incentive Bonus Plan	S-1	333–248719	09/10/2020	10.4

10.5#	Form of Director Indemnification Agreement	S-1	333–248719	09/10/2020	10.5

10.6#	Form of Officer Indemnification Agreement	S-1	333–248719	09/10/2020	10.6

10.7#	Form of Executive Employment Agreement	S-1	333–248719	09/10/2020	10.7

10.8#	Employment Agreement between the Registrant and Andrew Hirsch, dated September 6, 2020	S-1	333–248719	09/10/2020	10.8

10.9†	Collaboration Research and License Agreement between the Registrant and Biogen MA, Inc., dated December 28, 2018	S-1	333–248719	09/10/2020	10.10

10.10†	Amendment No. 1 to Collaborative Research and License Agreement between the Registrant and Biogen MA, Inc., dated February 25, 2020	10-K	001-39567	03/11/2021	10.11

10.11†	Amended and Restated License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated December 20, 2018	S-1	333–248719	09/10/2020	10.11

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.12†	First Amendment to the Amended and Restated License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated November 12, 2020	10-K	001-39567	03/11/2021	10.13

10.13†	Collaboration and License Agreement between the Registrant and Calico Life Sciences LLC, dated March 13, 2017	S-1	333–248719	09/10/2020	10.12

10.14	Lease by 480 Arsenal Group LLC to the Registrant, dated July 5, 2017, as amended	S-1	333–248719	09/10/2020	10.14

10.15	Third Amendment to Lease, dated November 24, 2021, by and between C4 Therapeutics, Inc. and Columbia Massachusetts Arsenal Office Properties, LLC	8-K	001-39567	11/30/2021	10.1

10.16†	License and Collaboration Agreement, dated May 29, 2023, by and between C4 Therapeutics, Inc. and Betta Pharmaceuticals Co., Ltd.	8-K	001-39567	05/30/2023	10.1

10.17†	Stock Purchase Agreement, dated May 29, 2023, by and among C4 Therapeutics, Inc., Betta Pharmaceuticals Co., Ltd. and Betta Investment (Hong Kong) Limited.	8-K	001-39567	05/30/2023	10.2

10.18†	License and Collaboration Agreement, dated December 11, 2023, by and between C4 Therapeutics, Inc. and Merck Sharp & Dohme LLC	10-K	001-39567	02/24/2024	10.18

10.19†	Research Collaboration and License Agreement dated March 1, 2024, by and between C4 Therapeutics, Inc., and Merck KGaA, Darmstadt, Germany	10-Q	001-39567	05/08/2024	10.1

10.20	Consulting Agreement dated as of October 15, 2024, between C4 Therapeutics, Inc. and Stewart Fisher	8-K	001-39567	10/16/2024	10.1

10.21#	Form of Non-Qualified Stock Option Agreement Inducement Award	10-K	001-39567	02/22/2024	10.19

19.0	Company Policy on Insider Trading and Disclosure, Special Trading Procedures for Insiders, and Rule 10b5-1 Trading Plan Policy					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Executive Compensation Clawback Policy	10-K	001-39567	02/22/2024	97

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)
_____________________________________

#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the Securities and Exchange Commission.
*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

C4 Therapeutics, Inc.

Date: February 27, 2025	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew J. Hirsch	President, Chief Executive Officer, and Director	February 27, 2025
Andrew J. Hirsch	(Principal Executive Officer)
/s/ Kendra R. Adams	Chief Financial Officer and Treasurer	February 27, 2025
Kendra R. Adams	(Principal Financial Officer)
/s/ Mark Mossler	Chief Accounting Officer	February 27, 2025
Mark Mossler	(Principal Accounting Officer)
/s/ Ronald Cooper	Chairman and Director	February 27, 2025
Ronald Cooper
/s/ Kenneth C. Anderson, M.D.	Director	February 27, 2025
Kenneth C. Anderson, M.D.
/s/ Laura Bessen, M.D.	Director	February 27, 2025
Laura Bessen, M.D.
/s/ Bruce Downey	Director	February 27, 2025
Bruce Downey
/s/ Stephen Fawell, Ph.D	Director	February 27, 2025
Stephen Fawell, Ph.D
/s/ Donna Grogan, M.D.	Director	February 27, 2025
Donna Grogan, M.D.
/s/ Utpal Koppikar	Director	February 27, 2025
Utpal Koppikar
/s/ Stephen L. Hoerter	Director	February 27, 2025
Stephen L. Hoerter
/s/ Owen Hughes	Director	February 27, 2025
Owen Hughes

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
C4 Therapeutics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of C4 Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Revenue recognition for certain research and development services
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company is party to collaboration agreements which have various performance obligations, including the promise to perform research and development (R&D) services for or on behalf of the customer. For certain collaboration agreements, the Company recognizes revenue for the transaction price allocated to each of the R&D performance obligations as the R&D services are provided, using an input method, according to costs incurred as related to the research and development target and the total costs incurred and expected to be incurred in the future to satisfy that individual performance obligation. Amounts received by the Company prior to satisfying the revenue recognition criteria are recorded as deferred revenue. For the year ended December 31, 2024, the Company recognized revenue from collaboration agreements of $35.6 million, a portion of which related to R&D services performed. In addition, as of December 31, 2024, a portion of the Company’s current and net of current deferred revenue related to R&D services to be performed.
We identified the evaluation of revenue recognition for certain R&D services as a critical audit matter. Specifically, evaluating the estimate of costs expected to be incurred in satisfying certain R&D performance obligations, including the assessment of the nature of the R&D services to be performed, involved especially challenging auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. For a selection of R&D performance obligations, we evaluated the estimate of total contract costs expected to be incurred by:
•inspecting the underlying contract with the customer to gain an understanding of the nature of the R&D services to be performed
•comparing the Company’s prior period estimates to actual R&D service costs incurred to assess the Company’s ability to estimate accurately
•inspecting underlying documentation and third-party evidence and comparing it to management’s estimate of total R&D service costs incurred and expected to be incurred
•inquiring of R&D personnel of the Company to evaluate factors related to the nature of the R&D services to be performed and their impact on the total R&D service costs to be incurred, including progress to date and the estimate of remaining R&D service costs.
We have served as the Company’s auditor since 2016.
Boston, Massachusetts
February 27, 2025

C4 Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$55,499	$126,590
Marketable securities, current	189,405	127,091
Accounts receivable	3,102	11,799
Prepaid expenses and other current assets	9,761	5,709
Total current assets	257,767	271,189
Marketable securities, non-current	22,359	28,008
Property and equipment, net	5,842	7,132
Right-of-use asset	57,536	63,956
Restricted cash	3,443	3,443
Other assets	2,655	2,723
Total assets	$349,602	$376,451

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,328	$1,446
Accrued expenses and other current liabilities	19,363	20,630
Deferred revenue, current	18,712	15,471
Operating lease liability, current	5,774	5,219
Total current liabilities	45,177	42,766
Deferred revenue, net of current	28,457	21,814
Operating lease liability, net of current	59,982	65,757
Total liabilities	133,616	130,337
Commitments and contingencies (See Note 6 and Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 70,625,899 and 60,467,188 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7	6
Additional paid-in capital	849,625	774,618
Accumulated other comprehensive income (loss)	53	(127)
Accumulated deficit	(633,699)	(528,383)
Total stockholders’ equity	215,986	246,114
Total liabilities and stockholders’ equity	$349,602	$376,451
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Revenue from collaboration agreements	$35,584	$20,756
Operating expenses:
Research and development	110,637	117,706
General and administrative	42,124	42,081
Restructuring	2,437	—
Total operating expenses	155,198	159,787
Loss from operations	(119,614)	(139,031)
Other income (expense), net
Interest expense and amortization of long-term debt—related party	—	(1,373)
Loss on early extinguishment of debt	—	(621)
Interest and other income, net	14,429	9,812
Total other income, net	14,429	7,818
Loss before income taxes	(105,185)	(131,213)
Income tax expense	(131)	(1,280)
Net loss	$(105,316)	$(132,493)
Net loss per share - basic and diluted	$(1.52)	$(2.67)
Weighted-average number of shares - basic and diluted	69,372,993	49,640,505

Other Comprehensive income (loss):
Unrealized gain on marketable securities	180	4,010
Comprehensive loss	$(105,136)	$(128,483)
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	48,966,216	$5	$689,256	$(4,137)	$(395,890)	$289,234
Issuance of common stock pursuant to the at-the-market equity program, net	11,186,142	1	57,672	—	—	57,673
Exercise of stock options and release of stock units	13,096	—	58	—	—	58
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	117,745	—	(110)	—	—	(110)
Issuance of common stock under the 2020 ESPP	133,784	—	368	—	—	368
Stock-based compensation	—	—	27,235	—	—	27,235
Unrealized gain on marketable securities	—	—	—	4,010	—	4,010
Net loss	—	—	—	—	(132,493)	(132,493)
Other	50,205	—	139	—	—	139
Balance as of December 31, 2023	60,467,188	$6	$774,618	$(127)	$(528,383)	$246,114
Issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	5,567,928	1	19,999	—	—	20,000
Issuance of common stock pursuant to the at-the-market equity program, net	4,132,122	—	24,370	—	—	24,370
Exercise of stock options and release of stock units	149,818		778	—	—	778
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	176,819	—	(194)	—	—	(194)
Issuance of common stock under the 2020 ESPP	110,895	—	382	—	—	382
Stock-based compensation	—	—	29,662	—	—	29,662
Unrealized gain on marketable securities	—	—	—	180	—	180
Net loss	—	—	—	—	(105,316)	(105,316)
Other	21,129	—	10	—	—	10
Balance as of December 31, 2024	70,625,899	$7	$849,625	$53	$(633,699)	$215,986
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(105,316)	$(132,493)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	29,662	27,235
Depreciation and amortization	1,818	1,880
Reduction in carrying amount of right-of-use asset	6,421	6,159
Accretion of premium on marketable securities	(5,396)	(3,784)
Amortization of debt discount—related party	—	405
Loss on early extinguishment of debt	—	621
Other	6	77
Changes in operating assets and liabilities:
Accounts receivable	8,697	(10,327)
Prepaid expenses and other current and long-term assets	(4,328)	2,723
Accounts payable	(119)	273
Accrued expenses and other current liabilities	(1,267)	1,316
Operating lease liability	(5,219)	(4,695)
Deferred revenue	9,884	3,772
Net cash used in operating activities	(65,157)	(106,838)
Cash flows provided by investing activities:
Proceeds from maturities of marketable securities	233,231	289,955
Purchase of marketable securities	(284,321)	(129,898)
Purchases of property and equipment	(180)	(1,708)
Net cash (used in) provided by investing activities	(51,270)	158,349
Cash flows provided by financing activities:
Proceeds from issuance of common stock pursuant to the at-the-market equity program, net	24,370	57,673
Proceeds from issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	20,000	—
Payment of long-term debt − related party	—	(12,500)
Proceeds from exercises of stock options	778	58
Payments for repurchase of common stock for tax withholding	(194)	(110)
Other	382	368
Net cash provided by financing activities	45,336	45,489

Net change in cash, cash equivalents and restricted cash	(71,091)	97,000
Cash, cash equivalents and restricted cash at beginning of period	130,033	33,033
Cash, cash equivalents and restricted cash at end of period	$58,942	$130,033

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of year	$58,942	$130,033
Less: restricted cash	(3,443)	(3,443)
Cash and cash equivalents at end of the year	$55,499	$126,590
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Cash Flows — Continued
(in thousands)

	Years Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:
Deferred revenue in accounts receivable	$—	$10,000
Cash paid for interest - related party	$—	$990
Cash paid for income taxes	$—	$1,003

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$—	$18
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of the business
C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation science to create a new generation of medicines that transforms patients’ lives. The Company is progressing targeted oncology programs through clinical studies and leveraging its TORPEDO platform to efficiently design and optimize small-molecule medicines to address difficult-to-treat diseases. The Company's degrader medicines are designed to harness the body’s natural protein recycling system to rapidly degrade disease-causing proteins, offering the potential to overcome drug resistance, drug undruggable targets and improve patient outcomes. The Company was incorporated in Delaware on October 7, 2015 and has its principal office in Watertown, Massachusetts.
Liquidity and capital resources
Since its inception, the Company’s primary activities have been focused on performing research and development activities, building the Company’s intellectual property, recruiting personnel, and raising capital to support these activities. To date, the Company has funded its operations primarily with proceeds received from the sales of redeemable convertible preferred stock, public offerings of the Company’s common stock, equity issuances, through its collaboration agreements, and debt financing.
The Company has incurred recurring losses since its inception, including net losses of $105.3 million and $132.5 million for the years ended December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024, the Company had an accumulated deficit of $633.7 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $267.3 million as of December 31, 2024 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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
Restricted cash
Restricted cash consists of cash placed in a separate restricted bank account as required under the terms of the Company’s lease agreement for its Watertown, Massachusetts facilities, as further described within Note 6, Leases.
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
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
Recently adopted accounting standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07. ASU 2023-07 requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for the Company’s annual reporting period beginning after December 15, 2023, and subsequent interim periods, with early adoption permitted. ASU 2023-07 requires retrospective application to all prior periods presented in the financial statements. See Note 16 for a discussion of the Company's adoption of ASU 2023-07.
Recently issued accounting standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 requires a company's annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. ASU 2024-03 requires enhanced disclosures of disaggregated income statement expenses. Disclosure within the notes of the financial statements for each annual and interim period should include: employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption; certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirement; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.
Note 3. Fair value measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2024 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$46,219	$46,219	$—	$—
U.S. Treasury securities	9,043	—	9,043	—
Marketable securities:
Corporate debt securities	186,931	—	186,931	—
U.S. Treasury securities	18,302	—	18,302	—
U.S. government debt securities	6,531	—	6,531	—
Total cash equivalents and marketable securities	$267,026	$46,219	$220,807	$—
The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at December 31, 2023 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$103,864	$103,864	$—	$—
U.S. Treasury securities	14,972	—	14,972	—
Corporate debt securities	7,588	—	7,588	—
Marketable securities:
Corporate debt securities	128,705	—	128,705	—
U.S. government debt securities	20,428	—	20,428	—
U.S. Treasury securities	5,966	—	5,966	—
Total cash equivalents and marketable securities	$281,523	$103,864	$177,659	$—
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Note 4. Marketable securities
Marketable securities at December 31, 2024 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$164,469	$189	$(85)	$164,573
U.S. Treasury securities	18,291	12	(1)	18,302
U.S. government debt securities	6,527	4	—	6,531
Marketable securities, non-current
Corporate debt securities	22,424	12	(78)	22,358
Total marketable securities, current and non-current	$211,711	$217	$(164)	$211,764
Marketable securities at December 31, 2023 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$100,903	$16	$(221)	$100,698
U.S. government debt securities	20,457	14	(43)	20,428
U.S. Treasury securities	5,965	1	—	5,966
Marketable securities, non-current
Corporate debt securities	27,901	120	(14)	28,007
Total marketable securities, current and non-current	$155,226	$151	$(278)	$155,099
Marketable securities classified as current have maturities of less than one year. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) we do not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of December 31, 2024 or December 31, 2023 had remaining maturities greater than five years.
Marketable securities in unrealized loss positions as of December 31, 2024 consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	41	$62,447	$(163)
U.S. Treasury securities	2	2,981	(1)
U.S. government debt securities	1	1,986	—
Total marketable securities in unrealized loss position	44	$67,414	$(164)

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Marketable securities in unrealized loss positions as of December 31, 2023 consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	64	$68,563	$(146)
U.S. government debt securities	9	11,914	(22)
Marketable securities in continuous unrealized loss position for greater than 12 months:
Corporate debt securities	18	22,138	(89)
U.S. government debt securities	3	5,979	(21)
Total marketable securities in unrealized loss position	94	$108,594	$(278)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at December 31, 2024 and 2023, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2024	2023
Property and equipment
Laboratory equipment	$8,212	$8,042
Leasehold improvements	4,712	4,712
Furniture and fixtures	1,435	1,422
Office equipment	621	621
Computer equipment	98	98
Total property and equipment	15,078	14,895
Less: accumulated depreciation	(9,236)	(7,763)
Total property and equipment, net	$5,842	$7,132
Depreciation expense related to property and equipment was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Depreciation expense	$1,473	$1,578
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
In November 2021, the Company entered into an amendment to the Watertown Lease, or the Amended Lease. The Amended Lease serves to extend the lease term of the Company’s existing leased space, or the Existing Leased Space, and provides additional office and laboratory space, or the Newly Leased Space. The Amended Lease commenced in January 2022 and the Company’s obligation to pay rent on the Newly Leased Space commenced in March 2022, with the amount of this new rent obligation added to the Company’s continuing obligation to pay rent on the Existing Leased Space. The Amended Lease terminates in March 2032, which is 10 years from the rent commencement date for the Newly Leased Space. The Amended Lease is subject to fixed rate rent escalations, provides for up to $2.6 million in tenant improvements, and provides an option for the Company to extend the lease term of the Amended Lease for one additional five-year period. Upon executing the Amended Lease, the Company increased its collateral to $3.3 million, which is recorded as restricted cash on the accompanying consolidated balance sheets as of December 31, 2024 and 2023. In addition to rent, under the terms of the Amended Lease, the Company is also responsible for paying its pro rata share of costs incurred for common area maintenance, real estate taxes and property insurance related to the leased space, including both the Existing Leased Space and, as of January 2022, the Newly Leased Space, which amounts are accounted for as variable lease costs.
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
As noted above, the lease for the Newly Leased Space commenced in January 2022. As a result, the Company recorded a right-of-use asset of $44.4 million, and a corresponding lease liability of $44.1 million for the Newly Leased Space. The calculation of the lease liability and the right-of-use asset of the Newly Leased Space does not include the additional five-year period option provided under the Amended Lease as the Company does not believe there is reasonable certainty that the option will be exercised. As stated above, the Amended Lease provides for up to $2.6 million of tenant improvement allowance which was used in full in the year ended December 31, 2023.
In May 2022, the Company entered into a sublease agreement with a third party, or the Sublease, for a portion of the office and laboratory space in Suite 200 at 490 Arsenal Way, Watertown, Massachusetts. The term of the Sublease ends in June 2025.
The elements of lease costs were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Lease cost:
Operating lease cost	$10,030	$10,030
Variable lease cost	1,843	1,979
Sublease income	(2,626)	(2,577)
Total lease cost	$9,247	$9,432
The following table summarizes the lease term and incremental borrowing rate applied in arriving at the lease liability:

	As of December 31,
	2024	2023
Remaining lease term	7.1 years	8.1 years
Incremental borrowing rate	5.3%	5.3%

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Future lease payments under non-cancelable leases as of December 31, 2024 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments:
2025	$9,093
2026	9,366
2027	9,646
2028	11,362
2029	12,413
Thereafter	28,337
Total undiscounted lease payments	80,217
Less: imputed interest	(14,461)
Total operating lease liability as of December 31, 2024	$65,756
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued expenses and other current liabilities:
Accrued research and development	$10,064	$11,243
Accrued compensation and benefits	7,428	7,344
Other	1,871	2,043
Total accrued expenses and other current liabilities	$19,363	$20,630
As of December 31, 2023, there were $3.1 million of costs related to wind down activities for CFT8634 included within the accrued research and development balance.
Note 8. Collaboration and license agreements
MKDG Collaboration and License Agreement
On March 1, 2024, the Company entered into a license and collaboration agreement with MKDG, or the MKDG Agreement, to discover two targeted protein degraders against critical oncogenic proteins.
Under the terms of the MKDG Agreement, the Company grants MKDG a worldwide, exclusive license under certain of the Company's intellectual property rights to develop, manufacture, and commercialize two targeted protein degraders against critical oncogenic proteins. MKDG is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the MKDG Agreement, MKDG agreed to make an upfront cash payment of $16.0 million and to fund the Company's discovery research efforts. The Company is eligible to receive approximately $740.0 million in the aggregate in discovery, regulatory, and commercial milestone payments across the collaboration, plus tiered royalties on net sales. Royalties payable from MKDG to the Company range from mid-single digit to low-double digit percent, subject to reductions under certain circumstances as described in the MKDG Agreement.
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
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
As of December 31, 2024, the total transaction price of $16.0 million is allocated to the two performance obligations and $13.4 million remains unsatisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
Merck License and Collaboration Agreement
On December 11, 2023, the Company entered into an exclusive license and collaboration agreement with Merck, or the Merck Agreement, to develop degrader-antibody conjugates, an emerging modality designed to selectively target and neutralize disease-causing proteins in cancer cells.
Under the terms of the Merck Agreement, the Company received a $10.0 million upfront payment in January 2024. The Company and Merck will collaborate to develop degrader-antibody conjugates directed to an initial undisclosed oncology target that is exclusive to the collaboration. For degrader-antibody conjugates directed to this initial target, the Company is eligible to receive milestone payments totaling approximately $600 million, as well as tiered royalties on future sales. The Merck Agreement also provides Merck with the option to extend the collaboration to include three additional targets that would be exclusive to the collaboration, which could yield option exercise payments as well as potential milestones and royalties. If Merck exercises all of its options to extend the collaboration, the Company would be eligible to receive up to approximately $2.5 billion in potential payments across the entire collaboration.
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
As of December 31, 2024, total transaction price of $10.0 million is allocated to the research and development services performance obligation and $6.0 million of the allocated transaction price remains unsatisfied.
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
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
In connection with the execution of the Betta Pharma License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, Betta Investment (Hong Kong) Limited, or Betta Investment, entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta Pharma License Agreement, or the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The closing under the Betta Stock Purchase Agreement occurred on January 4, 2024. The $25.0 million of proceeds that the Company received were recorded as $20.0 million for the issuance of shares, with the remaining $5.0 million of premium paid on the share price recorded as consideration for revenue under the Betta Pharma License and Collaboration Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. Due to Betta Investment's purchase of shares of the Company's common stock in January 2024 under the Betta Stock Purchase Agreement, its subsequent filing of a Schedule 13G on January 12, 2024, and its relationship with Betta Pharma as an affiliate, Betta Pharma is considered a related party to the Company.
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
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. Performance under the Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical manufacturing supply agreement, and (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. The clinical supply agreement, or the Betta Pharma Supply Agreement, was signed on August 31, 2024. The Company recognizes the transaction price allocated to the performance obligation as the costs related to manufactured clinical supply are incurred, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The clinical manufacturing costs are paid at agreed upon rates and included in the estimated transaction price. The estimated transaction price as of December 31, 2024 is $135.5 million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the premium related to the Betta Stock Purchase Agreement, a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement, and the estimated clinical supply to be delivered under the Betta Pharma Supply Agreement of $118.5 million. This estimate includes a number of assumptions, including but not limited to the duration and total volume of clinical supply to be provided by the Company pursuant to the Betta Pharma Supply Agreement. In the event there are fluctuations in the Company's assumptions, the estimates of consideration expected to be

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
received pursuant to the Betta Pharma Supply Agreement will also change. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
During the year ended December 31, 2023, the Company made the related withholding tax payment, related to the upfront payment, of $1.0 million to the Chinese tax authorities (see Note 11).
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
scenarios, upon at least 90 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to insolvency or a material breach by the other party, subject to certain conditions.
Roche Agreement accounting
At commencement, the Company identified twelve performance obligations within the Roche Agreement, represented by the six potential research and development targets then included in the collaboration and the option rights held by Roche for each of those six targets. A non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities, and participation on the Roche JRC were identified as promised services. However, the Company determined that the research and development license and research and development services were not distinct from one another, and participation on the Roche JRC was determined to be quantitatively and qualitatively immaterial.
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2024 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$16,688	$12,700
Option rights	2,376	2,376
Total	$19,064	$15,076
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheet.
Biogen Collaboration Research and License Agreement
In December 2018, the Company entered into a collaboration research and license agreement with Biogen, or the Biogen Agreement. In February 2020, the Company and Biogen amended the Biogen Agreement to provide further clarity around Biogen’s ownership of target binding moieties (which are portions of molecules), and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provided that Biogen licenses to the Company rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement. Pursuant to the terms of the Biogen Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments for neurological conditions such as Alzheimer's disease and Parkinson's disease through medicines that rely on target protein degradation, or TPD, as their mode of action, all of which are created using the Company’s degrader technology. Under the terms of the Biogen Agreement, the Company was engaged to develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months, ending in June 2023. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility for continued development of each target. As of June 30, 2024, the research term of the Biogen Agreement has been fully satisfied.

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
Biogen Agreement accounting
As of December 31, 2024, the total transaction price of the Biogen Agreement of $55.0 million was allocated to the research and development services performance obligation, and the transaction price has been fully allocated and satisfied.
In April 2024, the Company earned an $8.0 million milestone payment from Biogen after Biogen accepted delivery of a development candidate in an undisclosed indication. In September 2024, the Company earned an additional $8.0 million milestone payment from Biogen after Biogen accepted delivery of a development candidate in a separate undisclosed indication. The Company's performance obligation under the Biogen Agreement is fully satisfied, and the Company has recognized the full amount as revenue during the year ended December 31, 2024. Biogen is responsible for all future clinical development and commercialization for this program.
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

	Years Ended December 31,
	2024	2023
Revenue from collaboration agreements:
MKDG Agreement	$7,304	$—
Merck Agreement	3,979	—
Betta Agreement	3,415	—
Roche Agreement	3,988	9,063
Biogen Agreement	16,898	10,623
Calico Agreement	—	1,070
Total revenue from collaboration agreements	$35,584	$20,756
Supplemental information related to the collaboration and license agreements consisted of the following in the Company’s consolidated balance sheet as of December 31, 2024 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$2,064	5,396	7,977	$13,373
Merck Agreement	—	3,441	2,581	6,022
Betta Agreement	1,038	4,038	11,243	15,281
Roche Agreement	—	5,837	6,656	12,493
Total	$3,102	$18,712	$28,457	$47,169
Supplemental information related to the collaboration and license agreements consisted of the following in the Company’s consolidated balance sheet as of December 31, 2023 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Merck Agreement	$10,000	$8,000	$2,000	$10,000
Roche Agreement	—	2,667	11,814	14,481
Betta Agreement	1,799	4,000	8,000	12,000
Biogen Agreement	—	804	—	$804
Total	$11,799	$15,471	$21,814	$37,285
Supplemental financial information related to the collaboration and license agreements are (in thousands):

	Years Ended December 31,
	2024	2023
Revenue recognized that was included in the contract liability at the beginning of the period	$12,184	$20,185
Revenue recognized from performance obligations fully or partially satisfied in previous periods	—	43
As of December 31, 2024, the aggregate amount of the estimated transaction price allocated to performance obligations under the MKDG Agreement, Merck Agreement, Betta Agreements, and Roche Agreement that are partially unsatisfied was $166.5 million. The majority of the remaining transaction price to be recognized as revenue is based on the estimated

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
manufactured clinical supply costs under the Betta Pharma collaboration. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
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
Interest expense for the year ended December 31, 2023 was $1.0 million.
Note 10. Stockholders’ equity
At-The-Market Equity Program
In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with Cowen and Company, LLC (now known as TD Securities (USA) LLC), as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2021 ATM Program. For the years ended December 31, 2024 and 2023, the Company settled 4,132,122 and 11,186,142 shares for net proceeds of $24.4 million, and $57.7 million. As of December 31, 2024, a total of 15,318,264 shares of the Company's common stock at a average price of $5.54 per share for proceeds, net of commissions and fees, of $82.3 million.
In October 2024, the Company filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. For the year ended December 31, 2024, no sales were made under the 2024 ATM Program.
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
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
Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of December 31, 2024, there were 3,281,795 shares available for future grant under the 2020 Plan.
The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with January 1, 2021 and continuing until the expiration of the 2020 Plan, equal to the lesser of (i) 5% of the outstanding shares of common stock on the immediately preceding December 31st, or (ii) lesser number of shares determined by the administrator of the 2020 Plan, which is the Company’s Board of Directors or the Compensation Committee of the Board of Directors. On January 1, 2025, the annual increase for the 2020 Plan resulted in an additional 3,531,294 shares authorized for issuance being added to the 2020 Plan.
On March 7, 2024, the Company approved an option repricing program applicable to outstanding option awards granted to current employees of the Company under the 2020 Plan with an exercise price per share greater than or equal to $22.00. The repriced awards have new exercise prices of $11.88 per share for awards held by employees generally and $19.00 per share for awards held by members of the Company's senior leadership team. To receive the benefit of this reduced exercise price, holders of repriced option awards must not, prior to March 7, 2025, (i) voluntarily leave employment with the Company or (ii) exercise the repriced options. The repriced options otherwise remain on their existing terms and conditions as set forth in the 2020 Plan and applicable award agreements. During the year ended December 31, 2024, the Company recorded an incremental non-cash charge of $1.2 million related to this option repricing. On October 7, 2024, the 2020 Plan was amended to prohibit the plan's administrator from reducing the exercise price of outstanding stock options or stock appreciation rights or effecting repricing through cancellation and re-grant or cancellation in exchange for cash or other awards without prior stockholder approval.
Stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Stock-based compensation expense:
Research and development	$12,539	$11,826
General and administrative	17,123	15,409
Total stock-based compensation expense	$29,662	$27,235

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
The following table summarizes the stock option activity under the Company’s equity awards plans for the year ended December 31, 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	9,475,009	$14.34	7.61	$8,261
Granted	3,262,687	6.83
Exercised	(149,818)	5.19
Forfeited/expired	(1,079,728)	17.82
Outstanding as of December 31, 2024	11,508,150	$12.00	7.70	$2,877
Exercisable as of December 31, 2024	5,579,212	$17.81	6.66	$150
Vested and expected to vest as of December 31, 2024	11,508,150	$12.00	7.70	$2,877
Other information related to the option activity of the Company was as follows:

	Years Ended December 31,
	2024	2023
Weighted-average fair value of options granted	$5.59	$2.84
Intrinsic value of options exercised (in thousands)	$407	$22
As of December 31, 2024, the unrecognized compensation cost related to outstanding options was $25.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.
The following table summarizes assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees:

	Years Ended December 31,
	2024	2023
Expected option life (years)	5.50 - 6.11	5.50 - 6.11
Risk-free interest rate	3.56% - 4.46%	3.45% - 4.73%
Expected volatility	102.82% - 104.41%	81.99% - 86.15%
Expected dividend yield	0.00%	0.00%
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
The following table summarizes the activity under the Company’s equity plans with respect to PSUs for the year ended December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	154,000	$19.47
Granted	—	—
Vested (1)	(56,000)	21.74
Forfeited	—	—
Outstanding as of December 31, 2024	98,000	$18.17
(1) Vested PSUs include 17,694 shares retained by the Company to cover statutory minimum withholding taxes.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
As of December 31, 2024, the unrecognized compensation cost related to outstanding PSUs was $1.2 million which is expected to be recognized over a weighted-average period of 0.2 years.
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
The following table summarizes the activity under the Company’s equity plans with respect to RSUs for the year ended December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	750,210	$5.35
Granted	1,090,150	7.22
Vested	(161,862)	5.29
Forfeited	(173,209)	6.19
Outstanding as of December 31, 2024	1,505,289	$6.61
As of December 31, 2024, the unrecognized compensation cost related to outstanding RSUs was $7.7 million which is expected to be recognized over a weighted-average period of 2.9 years.
Inducement grants
On three separate dates in April, September, and October 2024, the Company's Board of Directors approved the grant of non-qualified stock options to purchase shares of the Company's common stock to three new employees. Options granted under these these inducement grants vest over a period of four years with 25% of the award vesting on the first anniversary of the vesting start date and the balance vesting in equal quarterly installments thereafter.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	351,000	$3.49	9.53	$759,150
Granted	639,360	6.00
Exercised	—	—
Forfeited/expired	—	—
Outstanding as of December 31, 2024	990,360	$5.11	9.28	$40
Exercisable as of December 31, 2024	109,687	$3.49	8.52	$12
Vested and expected to vest as of December 31, 2024	990,360	$5.11	9.28	$40
Other information related to the option activity of the Company was as follows:

	Years Ended December 31,
	2024	2023
Weighted-average fair value of options granted	$4.94	$—

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
As of December 31, 2024, the unrecognized compensation cost related to outstanding options was $3.5 million, which is expected to be recognized over a weighted-average period of 3.4 years.
The following table summarizes assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees:

	Years Ended December 31,
	2024	2023
Expected option life (years)	6.08 - 6.11	6.11
Risk-free interest rate	3.63% - 4.64%	3.96% - 4.19%
Expected volatility	103.11% - 103.85%	83.35% - 83.50%
Expected dividend yield	0.00%	0.00%
2020 Employee Stock Purchase Plan
In September 2020, the Company’s Board of Directors adopted the C4 Therapeutics, Inc. 2020 Employee Stock Purchase Plan, or the 2020 ESPP. Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the 2020 ESPP. The Company issued 110,895 shares during the year ended December 31, 2024.
As of December 31, 2024, the Company had 2,166,905 shares available for future issuance under the 2020 ESPP. The 2020 ESPP provides for an annual increase to be added on the first day of each fiscal year, beginning with January 1, 2021 and continuing thereafter through January 1, 2030, equal to the lesser of (i) 1% of the outstanding shares of common stock on the immediately preceding December 31st, (ii) 656,714 shares, or (ii) lesser number of shares determined by the administrator of the 2020 ESPP. On January 1, 2025, the annual increase for the 2020 ESPP resulted in an additional 656,714 shares authorized for issuance being added to the 2020 ESPP.
Note 12. Income taxes
Income tax (benefit) expense consists of the following (in thousands):

	Years Ended December 31,
	2024	2023
Current tax provision:
Current federal provision	$—	$—
Current state provision	131	76
Current foreign provision	—	1,204
Total current provision	131	1,280
Deferred tax provision:
Deferred federal provision	—	—
Deferred state provision	—	—
Deferred foreign provision	—	—
Total tax provision	$131	$1,280

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Tax rate reconciliation
A reconciliation of the expected income tax (benefit) expense computed at the statutory federal rate to income taxes as reflected in the consolidated financial statements was as follows:

	Years Ended December 31,
	2024	2023
Income tax benefit computed at federal statutory tax rate	21.0%	21.0%
State tax—net of federal	6.4%	4.2%
Federal credits	3.0%	3.5%
State credits	1.3%	1.4%
Other permanent differences	(1.0)%	(0.2)%
Withholding tax	—%	(0.9)%
Stock-based compensation	(4.2)%	(2.8)%
Valuation allowance	(26.6)%	(27.2)%
Total	(0.1)%	(1.0)%
The Company's effective tax rate as of December 31, 2024, was driven by income taxes related to the C4T Securities Corporation, a Massachusetts security corporation. This resulted in a tax provision of $0.1 million and effective tax rate of (0.1)%.
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

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$62,429	$61,036
Capitalized research and experimental expenditures	68,370	51,401
Operating lease liability	19,083	20,611
R&D and investment tax credits	23,646	18,049
Stock-based compensation	11,003	9,061
Deferred revenue	6,671	3,881
Foreign tax credit	—	1,204
Capitalized start-up costs	392	555
Other	25	27
Total gross deferred tax assets	191,619	165,825
Deferred tax liabilities:
Right-of-use asset	(16,697)	(18,573)
Fixed assets	(1,382)	(1,663)
Less: valuation allowance	(173,540)	(145,589)
Net deferred taxes	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. As of December 31, 2024 and 2023, based on the Company’s historical operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets as of December 31, 2024 and 2023. The valuation allowance for deferred tax assets as of December 31, 2024 and 2023 was $173.5 million and $145.6 million, respectively. The net valuation allowance increased $28.0 million and $35.5 million during the years ended December 31, 2024 and 2023,

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
respectively. The change during the year ended December 31, 2024 was primarily due to the increase in net operating loss, or NOL, and tax credits carryforward, capitalization of research and experimental expenditures, and a decrease in deferred revenue recognized during the year and a decrease in right-of-use asset deferred tax liability.
As of December 31, 2024 and 2023, the Company had $222.8 million and $214.9 million gross United States federal net NOL carryforwards, respectively, which may be available to offset future taxable income. The Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, will generally allow federal losses generated after 2017 to be carried over indefinitely, but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended, or IRC). In addition, there will be no carryback for losses generated after 2017. Losses generated prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. For U.S. federal income tax purposes, the Company has federal NOLs generated after 2017 of $222.8 million, which do not expire. The Company does not have any available NOLs generated prior to 2019 as they were fully utilized in 2019. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, temporarily allows the Company to carryback NOLs arising in 2018, 2019 and 2020 to the five prior tax years. In addition, NOLs generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA.
As of December 31, 2024 and 2023, the Company has total gross United States state NOL carryforwards of $338.3 million and $315.3 million, respectively, which may be available to offset future taxable income that expire at various dates through 2044.
As of December 31, 2024 and 2023, the Company has United States federal research credit carryforwards of $15.8 million and $12.6 million, respectively, which are available to offset future federal income tax liabilities, which expire at various dates through 2044. As of December 31, 2024 and 2023, the Company has United States state research credit carryforwards of $7.8 million and $5.2 million, respectively, which are available to reduce future tax liabilities which expire at various dates through 2039.
NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. In 2022, the Company completed a study of ownership changes from inception through December 31, 2020, to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The result of this study indicated that the Company experienced ownership changes as defined by Section 382 of the Internal Revenue Code, however there are no NOL carryforwards that will be limited and expire unused as a result of such ownership changes. Given the continued loss position, the Company has not currently undertaken an analysis for IRC Section 382 purposes of any activities post December 31, 2020. A full valuation allowance has been provided against the Deferred Tax Assets related to the Company’s NOL and tax credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.
The Company will recognize interest and/or penalties related to unrecorded tax benefits in income tax expense as they arise. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to unrecorded tax benefits.
The Company files income tax returns as prescribed by tax laws of the jurisdictions in which it operates. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2021 through present. To the extent that the Company has tax attribute carryforwards, the tax years in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Services or State tax authorities to the extent utilized in a future period. The Company is not currently under examination by any tax authorities.
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
amounts outstanding at period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2024	2023
Options to purchase common stock	11,508,150	9,475,009
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding (in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss —basic and diluted	$(105,316)	$(132,493)
Denominator:
Weighted-average common stock outstanding—basic and diluted	69,372,993	49,640,505
Net loss per share —basic and diluted	$(1.52)	$(2.67)
Note 14. Defined contribution plan
The Company has a 401(k) retirement plan, the 401(k) Plan, whereby all employees may contribute up to 90% of their eligible compensation, up to the maximum allowable amount set by the Internal Revenue Service. The Company matches 100% of contributions to the 401(k) Plan up to 3%, and matches an additional 50% of contributions up to 5%, for a total potential match of 4% for each employee. During each of the years ended December 31, 2024 and 2023, the Company contributed approximately $0.9 million and $1.1 million, respectively, to the 401(k) Plan.
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
Note 16. Restructuring
On January 9, 2024, the Company implemented a plan to reduce operating costs and better align its workforce with the needs of its business. Under the cost reduction plan, the Company reduced its workforce by approximately 30%. The Company incurred one-time restructuring charges of $2.4 million, including employee severance, benefits and related termination costs. The termination costs were fully paid by December 31, 2024.
Note 17. Segment Reporting
The Company operates as one operating segment. The Company's chief operating decision maker, or CODM, is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses operating expenses to monitor budget versus actual results for purposes of evaluating performance and to make decisions about the allocation of resources. The CODM does not utilize revenue in their decision-making process as a significant amount of the revenues recognized by the Company are derived from the upfront payments received from our collaboration partners (see Footnote 8 for further details).
These financial metrics used by the CODM to make key operating decisions, consists of development, research, and general and administrative expenses.
The following tables presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued

(in thousands)	Year Ended December 31,
	2024	2023
Operating expenses:
Development expenses	59,003	59,297
Research expenses	30,815	38,015
General and administrative	33,281	35,240
Segment operating expenses	123,099	132,552
Reconciliation of profit or loss
Non-operating income	(14,298)	(6,538)
Adjustments or reconciling items(1)	(3,485)	6,479
Consolidated net loss	$(105,316)	$(132,493)
(1) The reconciling items include revenue, stock-based compensation expense, and restructuring expense for the year ended December 31, 2024. The reconciling items include revenue and stock-based compensation expense for the year ended December 31, 2023.