Form 10-Q
period 2025-03-31
C4 Therapeutics, Inc.
filed 2025-05-07
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(617) 231-0700
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 71,007,083 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to obtain funding for our operations necessary to continue or complete further development, manufacturing and commercialization of our product candidates;
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

•the effect of any geopolitical conflicts or new or increased international tariffs, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, ongoing clinical trials and future clinical trials; and
•other risks and uncertainties, including those discussed in Part II, Item 1A - Risk Factors in this Form 10-Q.
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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:
•We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years and may never achieve or maintain profitability. Our net loss was $26.3 million and $28.4 million for the three months ended March 31, 2025 and 2024, respectively.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$51,293	$55,499
Marketable securities, current	163,794	189,405
Accounts receivable	8,028	3,102
Prepaid expenses and other current assets	9,420	9,761
Total current assets	232,535	257,767
Marketable securities, non-current	19,619	22,359
Property and equipment, net	5,478	5,842
Right-of-use asset	55,886	57,536
Restricted cash	3,443	3,443
Other assets	2,563	2,655
Total assets	$319,524	$349,602
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$683	$1,328
Accrued expenses and other current liabilities	12,633	19,363
Deferred revenue, current	21,585	18,712
Operating lease liability, current	5,919	5,774
Total current liabilities	40,820	45,177
Deferred revenue, net of current	25,117	28,457
Operating lease liability, net of current	58,447	59,982
Total liabilities	124,384	133,616
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value of $0.0001 per share; 150,000,000 shares authorized, and 70,989,661 and 70,625,899 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	855,111	849,625
Accumulated other comprehensive income (loss)	43	53
Accumulated deficit	(660,021)	(633,699)
Total stockholders’ equity	195,140	215,986
Total liabilities and stockholders’ equity	$319,524	$349,602
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue from collaboration agreements	$7,238	$3,039
Operating expenses:
Research and development	27,072	22,533
General and administrative	9,330	10,288
Restructuring	—	2,437
Total operating expenses	36,402	35,258
Loss from operations	(29,164)	(32,219)
Other income, net:
Interest and other income, net	2,842	3,858
Total other income, net	2,842	3,858
Loss before income taxes	(26,322)	(28,361)
Net loss	$(26,322)	$(28,361)
Net loss per share − basic and diluted	$(0.37)	$(0.41)
Weighted-average shares outstanding − basic and diluted	70,833,044	68,432,168

Other comprehensive loss:
Unrealized loss on marketable securities	(10)	(253)
Comprehensive loss	$(26,332)	$(28,614)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	70,625,899	$7	$849,625	53	$(633,699)	$215,986
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	321,342		(155)		—	(155)
Issuance of common stock under 2020 ESPP	35,589		109		—	109
Stock-based compensation			5,507		—	5,507
Change in unrealized loss, net on marketable securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(26,322)	(26,322)
Other	6,831	—	25	—	—	25
Balance as of March 31, 2025	70,989,661	$7	$855,111	$43	$(660,021)	$195,140
See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	60,467,188	$6	$774,618	$(127)	$(528,383)	$246,114
Issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	5,567,928	1	19,999	—	—	20,000
Issuance of common stock pursuant to the at-the-market equity program, net	2,500,601	—	14,089	—	—	14,089
Issuance of common stock upon exercise of stock options	80,936	—	519	—	—	519
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	121,516	—	(109)	—	—	(109)
Issuance of common stock under 2020 ESPP	34,902	—	84	—	—	84
Stock-based compensation	—	—	6,215	—	—	6,215
Change in unrealized loss, net on marketable securities	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(28,361)	(28,361)
Other	5,520	—	(16)	—	—	(16)
Balance as of March 31, 2024	68,778,591	$7	$815,399	$(380)	$(556,744)	$258,282
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(26,322)	$(28,361)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	5,507	6,215
Depreciation and amortization expense	456	448
Reduction in carrying amount of right-of-use asset	1,649	1,579
Net accretion of discounts on marketable securities	(783)	(1,265)
Other	26	(91)
Changes in operating assets and liabilities:
Accounts receivable	(4,926)	(1,799)
Prepaid expenses and other current and long-term assets	341	(4,670)
Accounts payable	(645)	182
Accrued expenses and other current liabilities	(6,730)	(7,663)
Operating lease liability	(1,391)	(1,256)
Deferred revenue	(467)	18,563
Net cash used in operating activities	(33,285)	(18,118)
Cash flows (used in) provided by investing activities:
Proceeds from maturities of marketable securities	54,765	54,352
Purchases of marketable securities	(25,640)	(107,748)
Net cash provided by (used in) investing activities	29,125	(53,396)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock pursuant to the at-the-market equity program, net	—	14,089
Proceeds from issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	—	20,000
Proceeds from exercise of stock options	—	519
Payments for repurchase of common stock for tax withholding	(155)	(109)
Other	109	84
Net cash (used in) provided by financing activities	(46)	34,583
Net change in cash, cash equivalents and restricted cash	(4,206)	(36,931)
Cash, cash equivalents and restricted cash at beginning of period	58,942	130,033
Cash, cash equivalents and restricted cash at end of period	$54,736	$93,102

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$54,736	$93,102
Less: restricted cash	(3,443)	(3,443)
Cash and cash equivalents at end of the period	$51,293	$89,659

Supplemental disclosures of cash flow information:
Cash paid for leases	$2,249	$2,184

See accompanying notes to unaudited condensed consolidated financial statements.

C4 THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of the business and basis of presentation
C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company dedicated to the advancement of targeted protein degradation, or TPD, science to develop a new generation of small-molecule medicines to transform how disease is treated. The Company leverages its proprietary TORPEDO platform to efficiently design and optimize small-molecule medicines that harness the body’s natural protein recycling system to rapidly degrade disease-causing protein, offering the potential to overcome drug resistance, drug undruggable targets, and improve patient outcomes. The Company uses its TORPEDO platform to advance multiple targeted oncology programs to the clinic while expanding its research platform to deliver the next wave of medicines for difficult-to-treat diseases. The Company was incorporated in Delaware on October 7, 2015 and has its principal office in Watertown, Massachusetts.
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
The Company has incurred recurring losses since its inception, including net losses of $26.3 million and $28.4 million for the three months ended March 31, 2025 and 2024, respectively. In addition, as of March 31, 2025, the Company had an accumulated deficit of $660.0 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $234.7 million as of March 31, 2025 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
Risks and uncertainties
The Company is subject to risks common to other life science companies in the early development stage including, but not limited to, uncertainty of ability to raise additional financing, product development and commercialization, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, lack of marketing and sales history, product liability, protection of proprietary technology and intellectual property, and compliance with regulations of the Food and Drug Administration, or the FDA, and other government agencies. If the Company does not successfully advance its programs into and through human clinical trials and commercialize any of its product candidates either directly or through collaborations with other companies, the Company may be unable to produce product revenue or achieve profitability. There can be no assurance that the Company’s research and development efforts will be successful, adequate protection for the Company’s intellectual property will be obtained, any products developed will obtain necessary government regulatory approval, or any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.
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

Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2024, and notes thereto, which are included in the Company’s 2024 Annual Report on Form 10-K that was filed with the SEC on February 27, 2025, or the 2024 Annual Report.
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
Significant accounting policies
The Company’s significant accounting policies are disclosed in the audited condensed consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s 2024 Annual Report on Form 10-K that was filed with the SEC on February 27, 2025. Since the date of those condensed consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Report Segment Disclosures, or ASU 2023-07. ASU 2023-07 requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for the Company’s annual reporting period beginning after December 15, 2023, and subsequent interim periods, with early adoption permitted. ASU 2023-07 requires retrospective application to all prior periods presented in the financial statements. See Note 15 for a discussion of the Company's adoption of ASU 2023-07.
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$51,278	$51,278	$—	$—
Corporate debt securities	15	—	15	—
Marketable securities:
Corporate debt securities	161,887	—	161,887	—
U.S. Treasury securities	19,327	—	19,327	—
U.S. government debt securities	2,199	—	2,199	—
Total cash equivalents and marketable securities	$234,706	$51,278	$183,428	$—
There have been no transfers between fair value levels during the three months ended March 31, 2025.
The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at December 31, 2024 (in thousands):

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
Note 4. Marketable securities
Marketable securities as of March 31, 2025 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$146,220	$114	$(64)	$146,270
U.S. Treasury securities	16,323	3	(2)	16,324
U.S. government debt securities	1,200	—	—	1,200
Marketable securities, non-current:
Corporate debt securities	15,623	11	(17)	15,617
U.S. Treasury securities	3,004	—	(1)	3,003
U.S. government debt securities	1,000	—	(1)	999
Total marketable securities, current and non-current	$183,370	$128	$(85)	$183,413

Marketable securities as of December 31, 2024 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$164,469	$189	$(85)	$164,573
U.S. government debt securities	6,527	4	—	6,531
U.S. Treasury securities	18,291	12	(1)	18,302
Marketable securities, non-current:
Corporate debt securities	22,424	12	(78)	22,358
Total marketable securities, current and non-current	$211,711	$217	$(164)	$211,764
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of March 31, 2025 or December 31, 2024 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at March 31, 2025 and December 31, 2024, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Property and equipment:
Laboratory equipment	$8,212	$8,212
Leasehold improvements	4,712	4,712
Furniture and fixtures	1,435	1,435
Office equipment	621	621
Computer equipment	98	98
Total property and equipment	15,078	15,078
Less: accumulated depreciation	(9,600)	(9,236)
Total property and equipment, net	$5,478	$5,842
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$364	$375
Note 6. Leases
The Company leases office and laboratory space under a non-cancelable operating lease. In addition, the Company subleases a portion of its office and laboratory space. There have been no material changes to the Company’s lease or sublease during the three months ended March 31, 2025. For additional information, please read Note 6, Leases, to the audited condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses and other current liabilities:
Accrued research and development	$7,567	$10,064
Accrued compensation and benefits	3,186	7,428
Other	1,880	1,871
Total accrued expenses and other current liabilities	$12,633	$19,363
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
As of March 31, 2025, the total transaction price of $16.0 million is allocated to the two performance obligations and $12.3 million remains unsatisfied.
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
As of March 31, 2025, the total transaction price of $10.0 million is allocated to the research and development services performance obligation and $4.9 million of the allocated transaction price remains unsatisfied.
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
In connection with the execution of the Betta Pharma License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta Pharma License Agreement, the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. The closing under the Betta Stock Purchase Agreement occurred on January 4, 2024. Due to Betta Investment's purchase of shares of the Company's common stock in January 2024 under the Betta Stock Purchase Agreement, and based on its subsequent filing of a Schedule 13G on January 12, 2024, Betta Pharma is considered a related party to the Company.
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
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical supply agreement, (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. The clinical supply agreement, or the Betta Pharma Supply Agreement, was signed on August 31, 2024. The Company recognizes the transaction price allocated to the performance obligation as the costs related to manufactured clinical supply are incurred, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The clinical manufacturing costs are paid at agreed upon rates and included in the estimated transaction price. The estimated transaction price as of March 31, 2025 is $135.0 million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the closing of the Betta Stock Purchase Agreement, a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement, and the estimated consideration expected to be received from the manufactured clinical supply of $118.0 million. This estimate includes a number of assumptions, including but not limited to the duration and total volume of clinical supply to be provided by the Company pursuant to the Betta Pharma Supply Agreement. In the event there are fluctuations in the Company's assumptions, the estimates of consideration expected to be received pursuant to the Betta Pharma Supply Agreement will also change. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
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
Under the Roche Agreement, as amended, the Company receives annual research plan payments of $1.0 million for each active research plan. For the two targets that remain under collaboration among the parties, Roche is required to pay the Company fees of $2.0 million upon the progression of targets to the lead series identification achievement phase. In March 2025, the Company achieved this $2.0 million milestone for each of the active collaboration targets, which resulted in the addition of $4.0 million to the transaction price for the collaboration as of March 31, 2025. In the event Roche exercises its option rights as to one of these targets, Roche is required to pay the Company an option exercise fee of $8.0 million.
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
Roche Agreement accounting
At commencement, the Company identified twelve performance obligations within the Roche Agreement, represented by the six potential research and development targets then included in the collaboration and the option rights held by Roche for each of those six targets. A non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities and participation on the Roche JRC were identified as promised services. However, the Company determined that the research and development license and research and development services were not distinct from one another, and participation on the Roche JRC was determined to be quantitatively and qualitatively immaterial.
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2025 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$20,688	$14,204
Option rights	2,376	2,376
Total	$23,064	$16,580

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
In April and September 2024, the Company earned payments of $8.0 million each from Biogen after Biogen accepted delivery of two development candidates in undisclosed indications. The Company's performance obligation under the Biogen Agreement was fully satisfied as of March 31, 2024 and the transaction price has been fully allocated.
Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three months ended March 31, 2025 and 2024 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue from collaboration agreements:
MKDG Agreement	$3,153	$55
Merck Agreement	1,129	645
Betta Agreement	460	—
Roche Agreement	2,496	1,488
Biogen Agreement	—	851
Total revenue from collaboration agreements	$7,238	$3,039

Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of March 31, 2025 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$4,021	$5,996	$6,310	$12,306
Merck Agreement	—	3,441	1,451	4,892
Betta Agreements	7	3,100	11,907	15,007
Roche Agreement	4,000	9,048	5,449	14,497
Total	$8,028	$21,585	$25,117	$46,702
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of December 31, 2024 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$2,064	$5,396	$7,977	$13,373
Merck Agreement	—	3,441	2,581	6,022
Betta Agreements	1,038	4,038	11,243	15,281
Roche Agreement	—	5,837	6,656	12,493
Total	$3,102	$18,712	$28,457	$47,169
Supplemental financial information related to the collaboration and license agreements for the three months ended March 31, 2025 and 2024 are (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue recognized that was included in the contract liability at the beginning of the period	$5,827	$2,744
As of March 31, 2025, the aggregate amount of the transaction price allocated to performance obligations under the MKDG Agreement, Merck Agreement, Betta Agreements, and Roche Agreement that were partially unsatisfied was $164.7 million. The vast majority of the remaining transaction price to be recognized as revenue is based on the estimated manufactured clinical supply costs under the Betta Pharma collaboration. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
Note 9. Stockholders’ equity
At-The-Market Equity Program
In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the 2021 Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with Cowen and Company, LLC (now known as TD Securities (USA) LLC), as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the 2021 Registration Statement and related prospectus filed with the 2021 Registration Statement, or the 2021 ATM Program. As of December 31, 2024, a total of 15,318,264 shares of the Company's common stock at an average purchase price of $5.54 had been sold through the 2021 ATM Program, resulting in net proceeds of $82.3 million. The 2021 Registration Statement expired in November 2024 and no further sales will be made under the 2021 ATM Program.
In October 2024, the Company filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the

Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. For the three months ended March 31, 2025, no sales were made under the 2024 ATM Program.
Note 10. Stock-based compensation
Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense:
Research and development	$2,588	$2,237
General and administrative	2,919	3,978
Total stock-based compensation expense	$5,507	$6,215
Stock options
During the three months ended March 31, 2025, the Company granted stock options for the purchase of 1,866,960 shares of common stock with a weighted average exercise price of $3.17 per share and a weighted average grant-date fair value of $2.52 per share. As of March 31, 2025, the unrecognized compensation cost related to outstanding stock options was $27.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.
On March 7, 2024, the Company approved an option repricing program applicable to outstanding option awards granted to current employees of the Company under the Company’s 2020 Stock Option and Incentive Plan, or the 2020 Plan, with an exercise price per share greater than or equal to $22.00. The repriced awards have new exercise prices of $11.88 per share for awards held by employees generally and $19.00 per share for awards held by members of the Company's senior leadership team. To receive the benefit of this reduced exercise price, holders of repriced option awards must not, prior to March 7, 2025, (i) voluntarily leave employment with the Company or (ii) exercise the repriced options. The repriced options otherwise remain on their existing terms and conditions as set forth in the 2020 Plan and applicable award agreements. During the three months ended March 31, 2025 and 2024, the Company recorded an incremental non-cash charge of $0.3 million and $0.1 million related to this option repricing. On October 7, 2024, the 2020 Plan was amended to prohibit the plan's administrator from reducing the exercise price of outstanding stock options or stock appreciation rights or effecting repricing through cancellation and re-grant or cancellation in exchange for cash or other awards without prior stockholder approval.
Performance-based restricted stock units
During the three months ended March 31, 2025, the Company did not grant any performance-based restricted stock units, or PSUs. In addition, no PSUs vested during the three months ended March 31, 2025 upon their respective achievement of performance-based vesting criteria. As of March 31, 2025, the remaining 98,000 of unvested PSUs have been forfeited, as the term of the performance-based vesting period expired on February 28, 2025.
Time-based restricted stock units
During the three months ended March 31, 2025, the Company issued 1,954,500 restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees. These RSUs are valued on the grant date using the grant date market price of the underlying shares. A total of 369,967 RSUs vested during the three months ended March 31, 2025 upon their respective vesting schedules. Upon vesting, each RSU automatically converts into one share of the Company’s common stock. The Company indirectly repurchased 48,625 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the RSUs, which tax amounts were remitted to the applicable revenue authorities by the Company in cash on behalf of the RSU holders. As of March 31, 2025, the unrecognized compensation cost related to outstanding RSUs was $12.7 million, which is expected to be recognized over a weighted-average period of 3.4 years.
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

Note 12. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of March 31, 2025 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2025	2024
Anti-dilutive common stock equivalents:
Options to purchase common stock	13,893,266	11,428,285
Total anti-dilutive common stock equivalents	13,893,266	11,428,285
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(26,322)	$(28,361)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	70,833,044	68,432,168
Net loss per share − basic and diluted	$(0.37)	$(0.41)
Note 13. Restructuring
In January 2024, the Company implemented a restructuring plan to better align its workforce with the needs of its business and reduce operating costs that included a reduction in the Company's workforce by 30%. The resulting restructuring expense recognized during the three months ended March 31, 2024 was $2.4 million.
Note 14. Income taxes
For the three months ended March 31, 2025 and 2024, the Company recorded no income tax provision or benefit due to losses generated where no benefit was recorded due to the valuation allowance. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets as of March 31, 2025 due to uncertainty regarding future taxable income.
Note 15. Segment reporting
The Company operates as one operating segment. The Company's chief operating decision maker, or CODM, is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses operating expenses to monitor budget versus actual results for purposes of evaluating performance and to make decisions about the allocation of resources. The CODM does not utilize revenue in their decision-making process as a significant amount of the revenues recognized by the Company are derived from the upfront payments received from our collaboration partners (see Note 8 for further details).
These financial metrics used by the CODM to make key operating decisions, consists of development, research, and general and administrative expenses.
The following tables presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024.

(in thousands)	Three Months Ended March 31,
	2025	2024
Operating expenses:
Development expenses	14,550	11,001
Research expenses	7,724	7,218
General and administrative	8,621	8,387
Segment operating expenses	30,895	26,606
Reconciliation of profit or loss
Non-operating income	(2,842)	(3,858)
Adjustments or reconciling items(1)	(1,731)	5,613
Consolidated net loss	$(26,322)	$(28,361)
(1) The reconciling items include revenue and stock-based compensation expense for the three months ended March 31, 2025. The reconciling items include revenue, stock-based compensation expense, and restructuring expense for the three months ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited condensed consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our most advanced product candidate, cemsidomide, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3. Cemsidomide is currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphoma, or NHL. The United States Food and Drug Administration, or FDA, has granted orphan drug designation to cemsidomide for the treatment of MM. In December 2024, we shared data from the ongoing Phase 1/2 clinical trial of cemsidomide in MM and NHL as of an October 11, 2024 cutoff date. The dose escalation portion of the trial evaluating cemsidomide in combination with dexamethasone in MM demonstrated a well-tolerated safety profile and compelling anti-myeloma activity, as measured by overall response rate and clinical benefit rate. Additionally, we previously shared MM monotherapy data that showed cemsidomide activates immune cells at clinically relevant doses. In December 2024, we also shared data evaluating cemsidomide as a monotherapy in NHL that demonstrated a well-tolerated profile and compelling anti-lymphoma activity in NHL and in peripheral t-cell lymphoma, or PTCL, as measured by overall response rate and complete metabolic response rate.
CFT1946 is an orally bioavailable BiDAC degrader designed to be potent and selective against BRAF V600 mutant proteins to treat melanoma, colorectal cancer, or CRC, and other malignancies that harbor V600 mutations. In preclinical studies, CFT1946 has demonstrated the ability to cross the blood-brain barrier with Kp,uu, values ranging from 0.34 to 0.88, an important feature as a portion of patients with BRAF V600 mutant solid tumors develop brain metastases. In September 2024, we presented initial monotherapy data from the ongoing Phase 1/2 trial, which demonstrated that CFT1946 was well tolerated with initial signs of anti-tumor activity across all dose levels. While we will complete the ongoing Phase 1 trial, we have made the decision not to advance CFT1946 beyond the current Phase 1 trial.
CFT8919 is an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in non-small lung cancer, or NSCLC. In May 2023, we entered into a license and collaboration agreement with Betta Pharma to collaborate on the development and commercialization of CFT8919 in mainland China, Hong Kong SAR, Macau SAR and Taiwan, with us retaining rights to develop and commercialize CFT8919 in the rest of the world. In November 2024, Betta Pharma initiated a Phase 1 clinical trial in NSCLC patients with the EGFR L858R mutation in Greater China. The Phase 1 clinical trial is ongoing, and data generated from this trial will inform our ex-China clinical development strategy.
Beyond these product candidates, we are further diversifying our pipeline by developing new degraders in therapeutic areas in and beyond oncology for our own proprietary pipeline and in collaboration with MKDG, Merck and Roche.
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

For a description of our collaboration agreements with Roche, Biogen, Betta Pharma, Merck and MKDG, please see Note 8, Collaboration and license agreements, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of operations
Comparison of the three months ended March 31, 2025 and 2024
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue from collaboration agreements:
MKDG Agreement	$3,153	$55
Merck Agreement	1,129	645
Betta Pharma Agreement	460	—
Roche Agreement	2,496	1,488
Biogen Agreement	—	851
Total revenue from collaboration agreements	$7,238	$3,039
The $4.2 million increase in revenue in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 is primarily driven by the progression of two targets under the Roche Agreement to the lead series identification achievement phase and a $3.1 million increase in revenue under the MKDG Agreement which commenced in March 2024. This was offset by a decrease in revenue related to the Biogen collaboration as a result of the completion of all research activities in the first quarter of 2024.
Research and development expense
The following table summarizes our research and development expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses:
Personnel expenses	$9,643	$8,546
Preclinical development and discovery expenses	7,277	4,608
Clinical expenses	4,709	3,862
Facilities and supplies	3,130	3,353
Professional fees	1,311	1,689
Intellectual property and other expenses	1,002	475
Total research and development expenses	$27,072	$22,533
The $4.5 million increase in research and development expense in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily driven by:
•a $2.7 million increase in preclinical expenses as a result of the progress made on our collaboration programs;
•a $1.1 million increase in personnel costs; and
•a $0.8 million increase in clinical expenses as a result of our ongoing Phase 1/2 clinical trial of cemsidomide and our Phase 1 trial of CFT1946.
These amounts were partially offset by a $0.4 million decrease in professional fees.

General and administrative expense
The following table summarizes our general and administrative expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative expenses:
Personnel expenses	$6,824	$7,640
Professional fees	1,468	1,657
Facilities and other expenses	1,038	991
Total general and administrative expenses	$9,330	$10,288
The $1.0 million decrease in general and administrative expense in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily driven by a $0.8 million decrease in personnel expenses related to our restructuring activities that occurred in January 2024.
Restructuring expense
The $2.4 million decrease of restructuring expense in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is driven by the restructuring activities that occurred and were completed in 2024.
Other income, net
The $1.0 million decrease in other income, net in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily driven by a $1.0 million decrease in interest and other income resulting from reduced invested balances as cash was used to fund operations, as well as lower interest rates for the three months ended March 31, 2025.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, private placements of our common stock, and through payments from collaboration partners. As of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $234.7 million.
Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(33,285)	$(18,118)
Net cash provided by (used in) investing activities	29,125	(53,396)
Net cash (used in) provided by financing activities	(46)	34,583
Total net change in cash, cash equivalents and restricted cash	$(4,206)	$(36,931)
Operating activities
Net cash used in operating activities for the three months ended March 31, 2025 was driven primarily by the following uses of cash:
•net loss of $26.3 million;
•$6.7 million decrease in accrued expenses and other current liabilities;
•$4.9 million increase in accounts receivable, primarily a result of our milestones earned under our Roche collaboration; and

•$1.4 million decrease in our operating lease liability.
These were offset by:
•non-cash expenses of $6.8 million, which primarily consisted of stock-based compensation expense of $5.5 million.
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2025 was driven by $29.1 million of sales and maturities of marketable securities, net of purchases.
Financing activities
Net cash used in financing activities for the three months ended March 31, 2025 was driven primarily by payments for repurchase of common stock for tax withholding.
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
•initiate later-stage development and potential registrational trials for our product candidates;
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
Because of the numerous risks and uncertainties associated with development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital and operating costs associated with our current and anticipated preclinical and clinical development. Our future capital requirements will depend on many factors, including:
•the progress, costs, and results of ongoing and planned first-in-human Phase 1/2 trial for our lead product candidate and any future clinical development of our lead product candidate;
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, private placements of equity securities, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen, Betta Pharma, Merck, and MKDG, we do not have any committed external sources of funds as of March 31, 2025.
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
At-the-market equity program
In November 2021, we filed an automatically effective registration statement on Form S-3, or the 2021 Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, we entered into a sales agreement with Cowen and Company, LLC (now known as TD Securities (USA) LLC), as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the 2021 Registration Statement and related prospectus filed with the 2021 Registration Statement, or the 2021 ATM Program. As of December 31, 2024, a total of 15,318,264 shares of the our common stock at an average purchase price of $5.54 had been sold through the 2021 ATM Program, resulting in net proceeds of $82.3 million. The 2021 ATM expired in November 2024.
In October 2024, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, we entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. For the three months ended March 31, 2025, no sales were made under the 2024 ATM Program.
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
During the three months ended March 31, 2025, except for the minimum rental commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical accounting policies and use of estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition from collaborations, research and development expense recognition, lease liability measurement, and stock-based compensation. There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.
Off-balance sheet arrangements
We have not entered into any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of March 31, 2025, we had marketable securities of $183.4 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.6 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $26.3 million and $28.4 million for three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $660.0 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations, share issuances and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
We had cash, cash equivalents, and marketable securities of approximately $234.7 million as of March 31, 2025. We believe that these funds will be sufficient to fund our planned operating expenses into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
We commenced operations in late 2015 and initiated our first Phase 1/2 clinical trial in 2021. Our activities to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, and preparing for and conducting early-stage clinical trials. While we have ongoing clinical trials and our partner Betta Pharma is conducting a clinical trial evaluating one of our product candidates, all of our other product candidates are still in the discovery stage. We have not yet demonstrated our ability to successfully complete clinical trials, obtain marketing approvals, manufacture a commercial-scale product directly or through a third party or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.
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
We are a clinical-stage biotechnology company and, while we have product candidates in ongoing clinical trials, our other product candidates are currently in the discovery stage. As a result, their risk of failure is high. We have invested substantially all of our research and development efforts and associated financial resources into building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
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
Before obtaining regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. This testing is expensive and can take many years to complete. Further, the outcome of these activities is inherently uncertain as failure can occur at any time during the clinical development process. Because many of our product candidates are in an early stage of development and have never been tested in humans, there is a high risk of failure. In addition, because targeted protein degraders are a relatively new class of product candidates, any failures or adverse outcomes in preclinical or clinical testing seen by other developers in this class could materially impact the success of our programs. We may never succeed in developing marketable products.
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
While we have commenced clinical trials of several of our product candidates, some of which remain ongoing, and our partner Betta Pharma has commenced a clinical trial of another of our product candidates, we have not yet initiated clinical trials for the remainder of our product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target toxicity, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, due to observed safety signals, we previously modified the dosing schedule in our ongoing Phase 1/2 clinical trial of cemsidomide. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition, and prospects.
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
Clinical testing is expensive, difficult to design and implement, can take many years to enroll and complete and is uncertain as to the timing and outcome. A failure of one or more clinical trials can occur at any stage of the process or we may choose not to continue clinical development of a product candidate for a variety of potential reasons. We may experience numerous unforeseen events during or as a result of clinical trials, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
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
•the cost of clinical trials of our product candidates may be greater than we anticipate or greater than we believe is warranted based on the data that emerges from clinical trials of our product candidates;
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
Targeted protein degradation, or TPD, is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation including Arvinas, Inc., Astellas Pharma Inc., BioTheryX, Inc., Captor Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, Glubio Therapeutics, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Nurix Therapeutics, Inc., Orum Therapeutics, Inc., PhoreMost, Ltd., Plexium, Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., SK Life Science Labs., Ltd. (a subsidiary of SK Biopharmaceuticals), and Vividion Therapeutics, Inc. (a subsidiary of Bayer AG). Further, several large pharmaceutical companies and academic institutions have disclosed investments and research in this field including Amgen, AstraZeneca plc, Bristol-Myers Squibb Company (and its subsidiary Celgene Corporation), GlaxoSmithKline plc, Genentech, Inc., and Novartis International AG. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies.
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
Further, there have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand in affected markets. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could negatively impact our cost of materials processes. If we are unable to obtain materials in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and our clinical trials and any future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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
•a collaboration agreement with Merck that we entered into in December 2023 for the development and commercialization of degrader-antibody conjugates with respect to one initial target, with the option for Merck to add up to three additional targets over a stated period of time; and
•a collaboration agreement with MKDG that we entered into in March 2024 for the development and commercialization of two targeted protein degraders against critical oncogenic proteins that we had previously progressed within our internal discovery pipeline.
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
Further, we face significant competition in seeking appropriate strategic partners and the negotiation process for these sorts of transactions is time-consuming, complex, and expensive. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. Additionally, our existing partners may decide to acquire or partner with other companies developing targeted protein degraders or directed at the targets or indications to which our product candidates are directed, which may have an adverse impact on our business prospects, financial condition and results of operations.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or, in the case of CFT8919, Betta Pharma, might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay the commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may, therefore, hinder our ability to recoup our investment in one or more of our product candidates, even if our product candidates obtain marketing approval. See the section entitled “Business — Coverage and Reimbursement” and “Business — Healthcare Reform” in our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2025.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), BeOne Medicines USA, Inc., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Genentech, Inc., Glubio Therapeutics, Inc., Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis International AG, Nurix Therapeutics, Inc., Orum Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., PhoreMost, Ltd., Plexium, Inc., Prelude Therapeutics, Inc., Inc., Roche AG, Salarius Pharmaceuticals Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., SK Life Science Labs, Inc. (a subsidiary of SK Biopharmaceuticals Co. Ltd)., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large.
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
We may seek Breakthrough Therapy designation for some or all of our current and future product candidates, including cemsidomide. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
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
We have obtained Orphan Drug Designation for cemsidomide for the treatment of MM and, if we decide to seek Orphan Drug Designation for any other current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.
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
We may also seek Orphan Drug Designations for some or all of our other current or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain an Orphan Drug Designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, even if we seek Orphan Drug Designation for other product candidates, we may never receive these designations. For example, the FDA has expressed concerns regarding the regulatory considerations for Orphan Drug Designation as applied to tissue agnostic therapies and the FDA may interpret the FDCA and its orphan drug regulations, in a way that limits or blocks our ability to obtain an Orphan Drug Designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

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
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated as a result of these factors. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.
Disruptions at the FDA and other agencies, including as a result of reductions in force and significant organizational changes, may slow the time necessary for review and approval (including any applications we may file with respect to our current and future product candidates), which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and our timelines.
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
Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute our product candidates, if we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to: (i) prevent fraud, kickbacks, self-dealing and other abusive practices, (ii) guarantee the security and privacy of health information, and (iii) increase transparency around the financial relationships between physicians, teaching hospitals and manufacturers of drugs, medical devices and biologics. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements. See the sections entitled “Business — Other Healthcare Laws” and “Business — Healthcare Reform” in our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2025.
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
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid or TRICARE in the United States), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. See the section entitled “Business — Coverage and Reimbursement” in our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2025.
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Business — Government Regulation - Healthcare Reform” in our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2025.
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
•general economic, industry, and market conditions, including those impacted by interest rates and tariffs; and
•the other factors described in this “Risk Factors” section.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the significant volatility associated with recent geopolitical tensions, including with China, and the global conflicts, such as those between Russia and Ukraine and Israel and Hamas, have caused significant instability and disruptions in the capital and credit markets. Global economic conditions continue to be volatile and uncertain in the United States and abroad. Our operations could be adversely affected by economic and political changes in the markets, including higher inflation rates, increasing interest rates, supply chain disruptions, recessions, trade restrictions, and economic embargoes imposed by the United States.

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. On April 9, 2025, the U.S. announced a temporary pause on its reciprocal tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended on March 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

C4 THERAPEUTICS, INC.

Date: May 7, 2025	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Kendra R. Adams
Kendra R. Adams
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 7, 2025	By:	/s/ Mark Mossler
Mark Mossler
Chief Accounting Officer (Principal Accounting Officer)