Form 10-Q
period 2025-06-30
C4 Therapeutics, Inc.
filed 2025-08-07
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2025, the registrant had 71,170,815 shares of common stock, $0.0001 par value per share, outstanding.

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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part II, Item 1A - Risk Factors in this Form 10-Q. These risks include, among others:
•We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
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
•While we are a clinical-stage company and have commenced clinical trials of several product candidates, we have never obtained regulatory approval to commercialize any of our product candidates. Our business could be harmed if we are unable to develop, obtain regulatory approval for and/or commercialize our product candidates, or if we experience significant delays in doing any of these things.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$78,157	$55,499
Marketable securities, current	136,397	189,405
Accounts receivable	2,158	3,102
Prepaid expenses and other current assets	8,017	9,761
Total current assets	224,729	257,767
Marketable securities, non-current	8,419	22,359
Property and equipment, net	5,540	5,842
Right-of-use asset	54,218	57,536
Restricted cash	3,443	3,443
Other assets	178	2,655
Total assets	$296,527	$349,602
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,216	$1,328
Accrued expenses and other current liabilities	13,554	19,363
Deferred revenue, current	22,620	18,712
Operating lease liability, current	6,066	5,774
Total current liabilities	44,456	45,177
Deferred revenue, net of current	21,150	28,457
Operating lease liability, net of current	56,857	59,982
Total liabilities	122,463	133,616
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value of $0.0001 per share; 300,000,000 and 150,000,000 shares authorized as of June 30, 2025, and December 31, 2024, respectively, and 71,007,083 and 70,625,899 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	860,128	849,625
Accumulated other comprehensive income (loss)	(30)	53
Accumulated deficit	(686,041)	(633,699)
Total stockholders’ equity	174,064	215,986
Total liabilities and stockholders’ equity	$296,527	$349,602
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from collaboration agreements	$6,463	$12,006	$13,701	$15,045
Operating expenses:
Research and development	26,197	23,753	53,269	46,286
General and administrative	8,767	9,695	18,097	19,983
Restructuring	—	—	—	2,437
Total operating expenses	34,964	33,448	71,366	68,706
Loss from operations	(28,501)	(21,442)	(57,665)	(53,661)
Other income, net:
Interest and other income, net	2,481	3,726	5,323	7,584
Total other income, net	2,481	3,726	5,323	7,584
Loss before income taxes	(26,020)	(17,716)	(52,342)	(46,077)
Net loss	$(26,020)	$(17,716)	$(52,342)	$(46,077)
Net loss per share − basic and diluted	$(0.37)	$(0.26)	$(0.74)	$(0.67)
Weighted-average shares outstanding − basic and diluted	71,005,743	68,810,259	70,919,871	68,621,214

Other comprehensive loss:
Unrealized loss on marketable securities	(73)	(60)	(83)	(313)
Comprehensive loss	$(26,093)	$(17,776)	$(52,425)	$(46,390)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	70,625,899	$7	$849,625	53	$(633,699)	$215,986
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	321,342		(155)		—	(155)
Issuance of common stock under 2020 ESPP	35,589		109		—	109
Stock-based compensation			5,507		—	5,507
Change in unrealized loss, net on marketable securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(26,322)	(26,322)
Other	6,831	—	25	—	—	25
Balance as of March 31, 2025	70,989,661	$7	$855,111	$43	$(660,021)	$195,140
Stock-based compensation	—	—	4,992	—	—	4,992
Change in unrealized loss, net on marketable securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(26,020)	(26,020)
Other	17,422	—	25	—	—	25
Balance as of June 30, 2025	71,007,083	$7	$860,128	$(30)	$(686,041)	$174,064
See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	60,467,188	$6	$774,618	$(127)	$(528,383)	$246,114
Issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	5,567,928	1	19,999	—	—	20,000
Issuance of common stock pursuant to the at-the-market equity program, net	2,500,601	—	14,089	—	—	14,089
Issuance of common stock upon exercise of stock options	80,936	—	519	—	—	519
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	121,516	—	(109)	—	—	(109)
Issuance of common stock under 2020 ESPP	34,902	—	84	—	—	84
Stock-based compensation	—	—	6,215	—	—	6,215
Change in unrealized loss, net on marketable securities	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(28,361)	(28,361)
Other	5,520	—	(16)	—	—	(16)
Balance as of March 31, 2024	68,778,591	$7	$815,399	$(380)	$(556,744)	$258,282
Exercise of stock options and release of stock units	32,607	—	135	—	—	135
Stock-based compensation	—	—	6,381	—	—	6,381
Change in unrealized loss, net on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(17,716)	(17,716)
Other	4,444	—	36	—	—	36
Balance as of June 30, 2024	68,815,642	$7	$821,951	$(440)	$(574,460)	$247,058
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(52,342)	$(46,077)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	10,499	12,596
Depreciation and amortization expense	1,071	896
Reduction in carrying amount of right-of-use asset	3,317	3,176
Net accretion of discounts on marketable securities	(1,364)	(2,930)
Other	48	22
Changes in operating assets and liabilities:
Accounts receivable	901	10,632
Prepaid expenses and other current and long-term assets	3,974	(5,116)
Accounts payable	889	(533)
Accrued expenses and other current liabilities	(6,103)	(9,414)
Operating lease liability	(2,833)	(2,560)
Deferred revenue	(3,399)	16,216
Net cash used in operating activities	(45,342)	(23,092)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	115,551	110,067
Purchases of marketable securities	(47,320)	(174,972)
Purchases of property and equipment, net	(185)	(197)
Net cash provided by (used in) investing activities	68,046	(65,102)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock pursuant to the at-the-market equity program, net	—	14,089
Proceeds from issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	—	20,000
Proceeds from exercise of stock options	—	654
Payments for repurchase of common stock for tax withholding	(155)	(109)
Other	109	84
Net cash (used in) provided by financing activities	(46)	34,718

Net change in cash, cash equivalents and restricted cash	22,658	(53,476)
Cash, cash equivalents and restricted cash at beginning of period	58,942	130,033
Cash, cash equivalents and restricted cash at end of period	$81,600	$76,557

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$81,600	$76,557
Less: restricted cash	(3,443)	(3,443)
Cash and cash equivalents at end of the period	$78,157	$73,114

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for leases	$4,666	$4,399

Supplemental disclosures of non-cash investing activities:
Capital expenditures in accounts payable and accrued expenses	$294	$13
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
The Company has incurred recurring losses since its inception, including net losses of $52.3 million and $46.1 million for the six months ended June 30, 2025 and 2024, respectively. In addition, as of June 30, 2025, the Company had an accumulated deficit of $686.0 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $223.0 million as of June 30, 2025 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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

Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2024, and notes thereto, which are included in the Company’s 2024 Annual Report on Form 10-K that was filed with the SEC on February 27, 2025, or the 2024 Annual Report.
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
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$69,461	$69,461	$—	$—
Corporate debt securities	8,471	—	8,471	—
Marketable securities:
Corporate debt securities	125,255	—	125,255	—
U.S. Treasury securities	17,363	—	17,363	—
U.S. government debt securities	2,198	—	2,198	—
Total cash equivalents and marketable securities	$222,748	$69,461	$153,287	$—

There have been no transfers between fair value levels during the six months ended June 30, 2025.
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
Note 4. Marketable securities
Marketable securities as of June 30, 2025 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$119,375	$40	$(73)	$119,342
U.S. Treasury securities	15,858	—	(3)	15,855
U.S. government debt securities	1,200	—	—	1,200
Marketable securities, non-current:
Corporate debt securities	5,905	11	(3)	5,913
U.S. Treasury securities	1,508	—	—	1,508
U.S. government debt securities	1,000	—	(2)	998
Total marketable securities, current and non-current	$144,846	$51	$(81)	$144,816
Marketable securities as of December 31, 2024 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$164,469	$189	$(85)	$164,573
U.S. government debt securities	6,527	4	—	6,531
U.S. Treasury securities	18,291	12	(1)	18,302
Marketable securities, non-current:
Corporate debt securities	22,424	12	(78)	22,358
Total marketable securities, current and non-current	$211,711	$217	$(164)	$211,764
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of June 30, 2025 or December 31, 2024 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at June 30, 2025 and December 31, 2024, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Property and equipment:
Laboratory equipment	$8,691	$8,212
Leasehold improvements	4,712	4,712
Furniture and fixtures	1,435	1,435
Office equipment	621	621
Computer equipment	98	98
Total property and equipment	15,557	15,078
Less: accumulated depreciation	(10,017)	(9,236)
Total property and equipment, net	$5,540	$5,842
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$416	$296	$780	$744
Note 6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses and other current liabilities:
Accrued research and development	$6,530	$10,064
Accrued compensation and benefits	5,446	7,428
Other	1,578	1,871
Total accrued expenses and other current liabilities	$13,554	$19,363
Note 7. Collaboration and license agreements
MKDG Collaboration and License Agreement
On March 1, 2024, the Company entered into a license and collaboration agreement with MKDG, or the MKDG Agreement, to discover two targeted protein degraders against critical oncogenic proteins.
Under the terms of the MKDG Agreement, the Company grants MKDG a worldwide, exclusive license under certain of the Company's intellectual property rights to develop, manufacture, and commercialize two targeted protein degraders against critical oncogenic proteins within the KRAS family. MKDG is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the MKDG Agreement, MKDG agreed to make an upfront cash payment of $16.0 million and to fund the Company's discovery research efforts. The Company is eligible to receive approximately $740 million in the aggregate in discovery, regulatory, and commercial milestone payments across the collaboration, plus tiered royalties on net sales. Royalties payable from MKDG to the Company range from mid-single digit to low-double digit percent, subject to reductions under certain circumstances as described in the MKDG Agreement. In April 2025, the Company earned a $1.0 million milestone for the achievement of a discovery milestone for one of the active collaboration targets, which resulted in the addition of $1.0 million to the transaction price for the collaboration as of June 30, 2025.
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
As of June 30, 2025, the total transaction price of $17.0 million is allocated to the two performance obligations and $11.9 million remains unsatisfied.
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
As of June 30, 2025, the total transaction price of $10.0 million is allocated to the research and development services performance obligation and $3.8 million of the allocated transaction price remains unsatisfied.
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
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical supply agreement, (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. The clinical supply agreement, or the Betta Pharma Supply Agreement, was signed on August 31, 2024. The Company recognizes the transaction price allocated to the performance obligation as the costs related to manufactured clinical supply are incurred, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The clinical manufacturing costs are paid at agreed upon rates and included in the estimated transaction price. The estimated transaction price as of June 30, 2025 is $135.0 million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the closing of the Betta Stock Purchase Agreement, a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement, and the estimated consideration expected to be received from the manufactured clinical supply of $118.0 million. This estimate includes a number of assumptions, including but not limited to the duration and total volume of clinical supply to be provided by the Company pursuant to the Betta Pharma Supply Agreement. In the event there are fluctuations in the Company's assumptions, the estimates of consideration expected to be received pursuant to the Betta Pharma Supply Agreement will also change. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
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
Under the Roche Agreement, as amended, the Company receives annual research plan payments of $1.0 million for each active research plan. For the two targets that remain under collaboration among the parties, Roche is required to pay the Company fees of $2.0 million upon the progression of targets to the lead series identification achievement phase. In March 2025, the Company achieved this $2.0 million milestone for each of the active collaboration targets, which resulted in the addition of $4.0 million to the transaction price for the collaboration. In the event Roche exercises its option rights as to one of these targets, Roche is required to pay the Company an option exercise fee of $8.0 million.
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of June 30, 2025 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$20,688	$12,272
Option rights	2,376	2,376
Total	$23,064	$14,648

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
In exchange for the non-exclusive research license from Biogen, as well as a $45.0 million nonrefundable upfront payment, the Company has granted Biogen a license to develop, commercialize, and manufacture products related to each of the targets (which is contingent on the parties not terminating the agreement), performs initial research services for drug discovery, has provided a non-exclusive research and commercial license to its intellectual property, and participates on the joint steering committee, or the Biogen JSC. For any target, following the achievement of development candidate criteria and prior to any IND-enabling study, Biogen will bear all costs and expenses of and will have sole discretion and decision-making authority with respect to the performance of further activities with respect to any degrader under development under the Biogen Agreement and all products that incorporate that degrader. Biogen is also required to pay the Company up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay the Company royalties on a licensed product-by-licensed product basis, on worldwide net product sales. All milestone and sales-based payments are made after the Company has met the defined criteria in the joint research plan for that target, at which time Biogen will have control of the products related to the targets for commercialization; the receipt of these payments is contingent on the further development of products directed to the targets to commercialization by Biogen, without any additional research and development efforts from the Company.
In April and September 2024, the Company earned payments of $8.0 million each from Biogen after Biogen accepted delivery of two development candidates in undisclosed indications. The Company's performance obligation under the Biogen Agreement was fully satisfied as of March 31, 2024 and the transaction price has been fully allocated.
Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three and six months ended June 30, 2025 and 2024 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from collaboration agreements:
MKDG Agreement	$3,428	$1,894	$6,581	$1,949
Merck Agreement	1,049	1,102	2,178	1,747
Betta Agreement	54	—	514	—
Roche Agreement	1,932	963	4,428	2,451
Biogen Agreement	—	8,047	—	8,898
Total revenue from collaboration agreements	$6,463	$12,006	$13,701	$15,045
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of June 30, 2025 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$2,013	$6,811	$5,081	$11,892
Merck Agreement	—	3,441	402	3,843
Betta Agreements	145	2,992	11,978	14,970
Roche Agreement	—	9,376	3,689	13,065
Total	$2,158	$22,620	$21,150	$43,770
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

Supplemental financial information related to the collaboration and license agreements for the three and six months ended June 30, 2025 and 2024 are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized that was included in the contract liability at the beginning of the period	$6,512	$2,065	$11,821	$5,003
As of June 30, 2025, the aggregate amount of the transaction price allocated to performance obligations under the MKDG Agreement, Merck Agreement, Betta Agreements, and Roche Agreement that were partially unsatisfied was $161.4 million. The vast majority of the remaining transaction price to be recognized as revenue is based on the estimated manufactured clinical supply costs under the Betta Pharma collaboration. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
Note 8. Stockholders’ equity
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
In October 2024, the Company filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. For the three and six months ended June 30, 2025, no sales were made under the 2024 ATM Program.
Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation
In June 2025, the Company's stockholders approved, and the Company filed, an amendment to the Company's Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000. The certificate of amendment, which was filed with the Secretary of State of the State of Delaware, became effective on June 18, 2025.
Note 9. Stock-based compensation
Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense:
General and administrative	$2,535	$3,916	$5,454	$7,894
Research and development	2,457	2,465	5,045	4,702
Total stock-based compensation expense	$4,992	$6,381	$10,499	$12,596
Stock options
During the six months ended June 30, 2025, the Company granted stock options for the purchase of 2,172,150 shares of common stock with a weighted average exercise price of $2.92 per share and a weighted average grant-date fair value of

$2.33 per share. As of June 30, 2025, the unrecognized compensation cost related to outstanding stock options was $21.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.
On March 7, 2024, the Company approved an option repricing program applicable to outstanding option awards granted to current employees of the Company under the Company’s 2020 Stock Option and Incentive Plan, or the 2020 Plan, with an exercise price per share greater than or equal to $22.00. The repriced awards have new exercise prices of $11.88 per share for awards held by employees generally and $19.00 per share for awards held by members of the Company's senior leadership team. To receive the benefit of this reduced exercise price, holders of repriced option awards must not, prior to March 7, 2025, (i) voluntarily leave employment with the Company or (ii) exercise the repriced options. The repriced options otherwise remain on their existing terms and conditions as set forth in the 2020 Plan and applicable award agreements. The Company recorded an incremental non-cash charge of $0.1 million and $0.4 million during the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively, related to this option repricing. On October 7, 2024, the 2020 Plan was amended to prohibit the plan's administrator from reducing the exercise price of outstanding stock options or stock appreciation rights or effecting repricing through cancellation and re-grant or cancellation in exchange for cash or other awards without prior stockholder approval.
Performance-based restricted stock units
During the six months ended June 30, 2025, the Company did not grant any performance-based restricted stock units, or PSUs. In addition, no PSUs vested during the six months ended June 30, 2025 upon their respective achievement of performance-based vesting criteria. As of June 30, 2025, the remaining 98,000 of unvested PSUs have been forfeited, as the term of the performance-based vesting period expired on February 28, 2025.
Time-based restricted stock units
During the six months ended June 30, 2025, the Company issued 1,954,500 restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees. These RSUs are valued on the grant date using the grant date market price of the underlying shares. A total of 369,967 RSUs vested during the six months ended June 30, 2025 upon their respective vesting schedules. Upon vesting, each RSU automatically converts into one share of the Company’s common stock. The Company indirectly repurchased 48,625 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the RSUs, which tax amounts were remitted to the applicable revenue authorities by the Company in cash on behalf of the RSU holders. As of June 30, 2025, there were a total of 2,957,988 RSUs outstanding and the unrecognized compensation cost related to outstanding RSUs was $11.5 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Note 10. Commitments and contingencies
Legal proceedings
The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.
Note 11. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of June 30, 2025 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Anti-dilutive common stock equivalents:
Options to purchase common stock	14,164,955	11,645,100
Restricted stock units	2,957,988	1,650,391
Total anti-dilutive common stock equivalents	17,122,943	13,295,491
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(26,020)	$(17,716)	$(52,342)	$(46,077)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	71,005,743	68,810,259	70,919,871	68,621,214
Net loss per share − basic and diluted	$(0.37)	$(0.26)	$(0.74)	$(0.67)
Note 12. Restructuring
In January 2024, the Company implemented a restructuring plan to better align its workforce with the needs of its business and reduce operating costs that included a reduction in the Company's workforce by 30%. The resulting restructuring expense recognized during the six months ended June 30, 2024 was $2.4 million.
Note 13. Income taxes
For the three and six months ended June 30, 2025 and 2024, the Company recorded no income tax provision or benefit due to losses generated where no benefit was recorded due to the valuation allowance. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets as of June 30, 2025 due to uncertainty regarding future taxable income.
Note 14. Segment reporting
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
The following tables presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
Operating expenses:
Development expenses	12,605	11,645	27,155	22,646
Research expenses	8,846	7,589	16,570	14,807
General and administrative	8,521	7,833	17,142	16,220
Segment operating expenses	29,972	27,067	60,867	53,673
Reconciliation of profit or loss
Non-operating income	(2,481)	(3,726)	(5,323)	(7,584)
Adjustments or reconciling items(1)	(1,471)	(5,625)	(3,202)	(12)
Consolidated net loss	$(26,020)	$(17,716)	$(52,342)	$(46,077)
(1) The reconciling items include revenue and stock-based compensation expense for the three and six months ended June 30, 2025 and the three months ended June 30, 2024. The reconciling items include revenue, stock-based compensation expense, and restructuring expense for the six months ended June 30, 2024.

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
Our most advanced product candidate, cemsidomide, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3. Cemsidomide is currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphoma, or NHL. The United States Food and Drug Administration, or FDA, has granted orphan drug designation to cemsidomide for the treatment of MM. In December 2024, we shared data from the ongoing Phase 1/2 clinical trial of cemsidomide in MM and NHL as of an October 11, 2024 cutoff date. The dose escalation portion of the trial evaluating cemsidomide in combination with dexamethasone in MM demonstrated a well-tolerated safety profile and compelling anti-myeloma activity, as measured by overall response rate and clinical benefit rate. Additionally, we previously shared MM monotherapy data that showed cemsidomide activates immune cells at clinically relevant doses. In December 2024, we also shared data evaluating cemsidomide as a monotherapy in NHL that demonstrated a well-tolerated profile and compelling anti-lymphoma activity in NHL and in peripheral t-cell lymphoma, or PTCL, as measured by overall response rate and complete metabolic response rate. Going forward, we will prioritize MM development for cemsidomide.
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
Other income, net
Other income, net primarily consists of the following:
•interest income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities.

Results of operations
Comparison of the three and six months ended June 30, 2025 and 2024
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from collaboration agreements:
MKDG Agreement	$3,428	$1,894	$6,581	$1,949
Merck Agreement	1,049	1,102	2,178	1,747
Betta Pharma Agreement	54	—	514	—
Roche Agreement	1,932	963	4,428	2,451
Biogen Agreement	—	8,047	—	8,898
Total revenue from collaboration agreements	$6,463	$12,006	$13,701	$15,045
The $5.5 million decrease in revenue in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 is primarily driven by an $8.0 million decrease in revenue related to the Biogen collaboration, as a milestone was achieved and recognized in full during the second quarter of 2024.
This was offset by:
•a $1.5 million increase in revenue under the MKDG Agreement, which commenced in March 2024; and
•a $1.0 million increase in revenue under the Roche Agreement as the two targets have progressed to the lead series identification achievement phase in 2025.
The $1.3 million decrease in revenue in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 is primarily driven by a $8.9 million decrease in revenue related to the Biogen collaboration, as a milestone was achieved and recognized in full during 2024.
This was offset by:
•a $4.6 million increase in revenue under the MKDG Agreement which commenced in March 2024; and
•a $2.0 million increase revenue under the Roche Agreement as the two targets have progressed to the lead series identification achievement phase 2025, and a milestone was earned for each target.
Research and development expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses:
Personnel expenses	$8,851	$8,211	$18,494	$16,757
Preclinical development and discovery expenses	6,466	6,271	13,743	10,879
Clinical expenses	4,728	3,506	9,437	7,368
Facilities and supplies	3,709	3,033	6,839	6,386
Professional fees	1,275	1,832	2,586	3,521
Intellectual property and other expenses	1,168	900	2,170	1,375
Total research and development expenses	$26,197	$23,753	$53,269	$46,286
The $2.4 million increase in research and development expenses in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily driven by:

•a $1.2 million increase in clinical expenses as a result of our ongoing Phase 1/2 clinical trial of cemsidomide;
•a $0.7 million increase in facilities and supplies; and
•a $0.6 million increase in personnel expenses.
The $7.0 million increase in research and development expenses in the six months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily driven by:
•a $2.9 million increase in preclinical development and discovery expenses as a result of the progress made on our collaboration programs and internal programs;
•a $2.1 million increase in clinical expenses a result of our ongoing Phase 1/2 clinical trial of cemsidomide and our Phase 1 trial of CFT1946; and
•a $1.7 million increase in personnel expenses.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses:
Personnel expenses	$6,260	$7,343	$13,084	$14,983
Professional fees	1,475	1,401	2,943	3,058
Facilities and other expenses	1,032	951	2,070	1,942
Total general and administrative expenses	$8,767	$9,695	$18,097	$19,983
The $0.9 million decrease in general and administrative expenses in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily driven by a $1.1 million decrease in personnel expenses related to lower stock-based compensation expense.
The $1.9 million decrease in general and administrative expenses in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily driven by a $1.9 million decrease in personnel expenses related to lower stock-based compensation expense.
Restructuring expenses
The $2.4 million decrease of restructuring expenses in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is driven by the restructuring activities that occurred and were completed in 2024.
Other income, net
The $1.2 million decrease in other income, net in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily driven by a $1.2 million decrease in interest and other income resulting from reduced invested balances as cash was used to fund operations, as well as lower interest rates for the three months ended June 30, 2025.
The $2.3 million decrease in other income, net in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily driven by a $2.3 million decrease in interest and other income resulting from reduced invested balances as cash was used to fund operations, as well as lower interest rates for the six months ended June 30, 2025 compared to the prior year period.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, private placements of our common stock, and through payments from collaboration partners. As of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $223.0 million.

Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(45,342)	$(23,092)
Net cash provided by (used in) investing activities	68,046	(65,102)
Net cash (used in) provided by financing activities	(46)	34,718
Total net change in cash, cash equivalents and restricted cash	$22,658	$(53,476)
Operating activities
Net cash used in operating activities for the six months ended June 30, 2025 was $45.3 million, and was driven primarily by the following uses of cash:
•net loss of $52.3 million;
•$6.1 million decrease in accrued expenses and other current liabilities;
•$3.4 million decrease in deferred revenue, primarily a result of our advancement of our collaboration programs; and
•$2.8 million decrease in our operating lease liability.
These were offset by:
•$4.0 million decrease in prepaid expenses and other assets; and
•non-cash expenses of $13.6 million, which primarily consisted of stock-based compensation expense of $10.5 million.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $68.0 million, and was driven primarily by $68.2 million of sales and maturities of marketable securities, net of purchases.
Financing activities
Net cash used in financing activities for the six months ended June 30, 2025 was driven primarily by payments for repurchase of common stock for tax withholding.
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, private placements of equity securities, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen, Betta Pharma, Merck, and MKDG, we do not have any committed external sources of funds as of June 30, 2025.
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
In October 2024, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, we entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. For the three and six months ended June 30, 2025, no sales were made under the 2024 ATM Program.
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
During the six months ended June 30, 2025, except for the minimum rental commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of June 30, 2025, we had marketable securities of $144.8 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.5 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $52.3 million and $46.1 million for six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $686.0 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations, share issuances and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
We had cash, cash equivalents, and marketable securities of approximately $223.0 million as of June 30, 2025. We believe that these funds will be sufficient to fund our planned operating expenses to mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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
While we have ongoing clinical trials, at this time, we have not yet completed a late stage or registrational clinical trial of any product candidate. As a result, we are only starting to assess the safety of our lead product candidates in patients, and we have not yet assessed the safety of any of our other earlier-stage product candidates in humans. Although some of our earlier-stage product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
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
While we have commenced clinical trials of several product candidates (either directly or through our partner, Betta Pharma), the risk of failure for all of our product candidates, whether in the discovery or clinical development stage, remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.
Clinical testing is expensive, difficult to design and implement, can take many years to enroll and complete and is uncertain as to the timing and outcome. A failure of one or more clinical trials can occur at any stage of the process or we may choose not to continue clinical development of a product candidate for a variety of potential reasons, as we have done in the past. We may experience numerous unforeseen events during or as a result of clinical trials, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a study of ownership changes from inception through December 31, 2020, which concluded that we experienced ownership changes as defined by Section 382 of the Code. However, there were no net operating loss carryforwards that were limited or expired unused. We have not updated the study to assess whether a change of ownership has occurred following the period covered by the 2021 study. We may have experienced additional ownership changes that have not been identified that could result in the expiration of our net operating loss and tax credit carryforwards before utilization and we may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, that will harm our future operating results by effectively increasing our future tax obligations.
Changes in tax laws could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or the IRS, and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Multiple executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:
•On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services (HHS) to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. Notably, a similar rule promulgated during President Trump’s first term would have tied Medicare Part B reimbursement rates to the lowest price available for a drug in certain foreign countries. That rule was subject to litigation and ultimately rescinded by the Biden Administration in August 2021. In a related development, FDA Commissioner Makary announced in July 2025 that the agency is considering a new fast-track priority review voucher program for manufacturers that commit to pricing drugs in line with those in economically comparable countries. The implementation timeline and commercial implications of these proposals remain uncertain.
•On April 15, 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act (IRA) to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers (PBMs) in drug pricing and market access.

Further, the Medicare Drug Price Negotiation Program, administered by CMS as part of the Inflation Reduction Act of 2022, commonly referred to as the IRA, may apply to our products if they are selected for negotiation, which could materially reduce the amount of revenue we can generate from our products if they are approved. Prior to the enactment of the One Big Beautiful Bill Act of 2025 (OBBBA), orphan drugs were exempt from Medicare price negotiation under the IRA only if they had received a single orphan designation and were approved solely for the corresponding rare disease or condition. The OBBBA amended this exemption to apply more broadly: now, any orphan-designated drug is exempt from price negotiation, regardless of the number of orphan designations it has received, provided the drug’s approved indications are exclusively for those rare diseases. The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our future product candidates or business is unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our potential for revenue and our commercial prospects.
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
The Leahy-Smith Act created, for the first time, new procedures under which third parties may challenge issued patents in the United States, including post-grant review, inter partes review and derivations proceedings, all of which are adversarial proceedings conducted at the USPTO. Since the effectiveness of the Leahy-Smith Act, some third parties have been using these types of actions to seek and achieve the cancellation of selected or all claims of issued patents of their competitors. Under the Leahy-Smith Act, for a patent with a priority date of March 16, 2013 or later (which is the case for all of our patent filings), a third party can file a petition for post-grant review at any time during a nine-month window commencing at the time of issuance of the patent. In addition, for a patent with a priority date of March 16, 2013 or later, a third party can file a petition for inter partes review after the nine-month period for filing a post-grant review petition has expired. Post-grant review proceedings can be brought on any ground of challenge, whereas inter partes review proceedings can only be brought to raise a challenge based on published prior art. Under applicable law, the standard of review for these types of adversarial actions at the USPTO are conducted without the presumption of validity afforded to U.S. patents, which is the standard that applies if a third party were to seek to invalidate a patent through a lawsuit filed in the federal courts of the United States. The USPTO issued a Final Rule on November 11, 2018 announcing that it will now use the same claim construction currently used in the federal courts of the United States - which is the plain and ordinary meaning of words used - to interpret patent claims in these USPTO proceedings. As a result of this regulatory landscape, if any of our patents are challenged by a third party in a USPTO proceeding of this nature, there is no guarantee that we will be successful in defending the challenged patent, which could result in our losing rights under the challenged patent in part or in whole.
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
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biopharmaceutical industry, as well as administrative proceedings for challenging patents, including reexamination, post-grant review, inter partes review, derivation proceedings, or interference proceedings before the USPTO and oppositions and revocation, invalidity and other comparable proceedings in foreign jurisdictions.
We may become party to or threatened with future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including derivation, reexamination, post-grant review, inter partes review, or interference proceedings before the USPTO and oppositions, and revocations, invalidity and other comparable proceedings in foreign jurisdictions. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. As the bio-pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that our product candidates or use of our technologies infringes upon these patents.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, such as, for example, AbbVie Inc., Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), BeOne Medicines USA, Inc., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Genentech, Inc., Glubio Therapeutics, Inc., Halda Therapeutics OpCo, Inc., Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis International AG, Nurix Therapeutics, Inc., Orum Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., Pfizer Inc., PhoreMost, Ltd., Plexium, Inc., Prelude Therapeutics, Inc., Inc., Roche AG, Salarius Pharmaceuticals Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., SK Life Science Labs, Inc. (a subsidiary of SK Biopharmaceuticals Co. Ltd)., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., Vicinitas Therapeutics, Inc., and others. If any of these companies or institutions or others not included in this list were to assert that one of its patents is infringed by any product candidate or product we might develop or its use or manufacture, we or our collaborators may be drawn into expensive litigation, which could adversely affect our business prospects, financial condition and results of operations, require extensive time from and cause the distraction of members of our management team and employees at large.
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
•data collected from clinical trials of our product candidates may not be sufficiently valid or of sufficient quality to support the submission of an NDA to the FDA or other submission to a foreign regulatory authority or to obtain marketing approval in the United States or any other country or jurisdiction;
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
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, FDA and comparable foreign regulatory authorities may impose additional requirements or limitations based on information we submit, or require us to conduct post-approval studies in special populations that are difficult to conduct or complete. We will also be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.
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
We plan to seek accelerated approval of our lead product candidate, cemsidomide, and may seek approval of future product candidates, where applicable, using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. Under the Food and Drug Omnibus Reform Act, commonly referred to as FDORA, the FDA is permitted to require that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date accelerated approval is granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of these studies, including progress towards enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such activities in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug's predicted clinical benefit; and to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA generally requires pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway for any of our product candidates, we may not be able to obtain accelerated approval, and even if we do, that product may not experience a faster development or regulatory review or approval process. In addition, receiving accelerated approval does not assure the product’s accelerated approval will eventually be converted to a traditional approval.
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
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medica re, Medicaid or TRICARE in the United States), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. See the section entitled “Business — Coverage and Reimbursement” in our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2025.
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
Although the UK is regarded as one of the third countries under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EEA member states to the UK without additional safeguards. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. For example, the Data (Use and Access) Act 2025, now in force, further differentiates the UK’s data protection regime from the EEA and could impact the UK adequacy decision granted by the European Commission. An assessment by the European Commission is currently ongoing, with a decision expected by the end of 2025. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country and therefore we do not expect to operate in a uniform legal landscape in the EEA. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The UK's evolving regulatory landscape could increase legal risk, complexity and cost to our handling of personal data, and may require us to adapt our privacy and data security compliance programs to account for increasing legal and regulatory divergence between the UK and the EEA.
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
Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s Executive Order 14117 on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.
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
Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the U.S. imposed blanket tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended on June 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.1

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	DEF14A	001-39567	04/28/2023	A
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	06/18/2025	3.1

3.4	Second Amended and Restated By-laws of the Registrant	S-1	333-248719	09/10/2020	3.5

4.1	Amended and Restated Investors’ Rights Agreement among the Registrant, its warrant holder and certain of its stockholders	S-1	333-248719	09/10/2020	4.1

4.2	Stock Purchase Agreement, dated May 29, 2023, by and among C4 Therapeutics, Inc., Betta Pharmaceuticals Co., Ltd. and Betta Investment (Hong Kong) Limited.	8-K	001-39567	05/30/2023	10.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

C4 THERAPEUTICS, INC.

Date: August 7, 2025	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Kendra R. Adams
Kendra R. Adams
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Mark Mossler
Mark Mossler
Chief Accounting Officer (Principal Accounting Officer)