Form 10-Q
period 2025-09-30
C4 Therapeutics, Inc.
filed 2025-11-06
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2025, the registrant had 96,914,418 shares of common stock, $0.0001 par value per share, outstanding.

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
•the ability and willingness of our third-party strategic collaborators to continue research, development, and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, Betta Pharmaceuticals, Co., Ltd., or Betta Pharma, and Merck KGaA, Darmstadt, Germany, or MKDG, or other new collaboration agreements;
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
•We have ongoing collaborations with Roche, Betta Pharma, and MKDG. We may also seek to enter into additional collaborations in the future with third parties for the discovery, development and/or commercialization of certain of our product candidates. However, we may never realize the full potential benefits under these existing or potential collaboration arrangements.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$58,809	$55,499
Marketable securities, current	133,075	189,405
Accounts receivable	6,542	3,102
Prepaid expenses and other current assets	8,438	9,761
Total current assets	206,864	257,767
Marketable securities, non-current	7,875	22,359
Property and equipment, net	5,134	5,842
Right-of-use asset	41,961	57,536
Restricted cash	3,443	3,443
Other assets	211	2,655
Total assets	$265,488	$349,602
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,333	$1,328
Accrued expenses and other current liabilities	11,270	19,363
Deferred revenue, current	17,126	18,712
Operating lease liability, current	6,216	5,774
Total current liabilities	35,945	45,177
Deferred revenue, net of current	19,888	28,457
Operating lease liability, net of current	55,247	59,982
Total liabilities	111,080	133,616
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value of $0.0001 per share; 300,000,000 and 150,000,000 shares authorized as of September 30, 2025, and December 31, 2024, respectively, and 74,174,515 and 70,625,899 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	872,521	849,625
Accumulated other comprehensive income	87	53
Accumulated deficit	(718,207)	(633,699)
Total stockholders’ equity	154,408	215,986
Total liabilities and stockholders’ equity	$265,488	$349,602
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from collaboration agreements	$11,230	$15,362	$24,931	$30,407
Operating expenses:
Research and development	25,989	31,838	79,258	78,124
General and administrative	8,920	11,768	27,017	31,751
Impairment of long-lived assets	10,733	—	10,733	—
Restructuring	—	—	—	2,437
Total operating expenses	45,642	43,606	117,008	112,312
Loss from operations	(34,412)	(28,244)	(92,077)	(81,905)
Other income, net:
Interest and other income, net	2,246	3,578	7,569	11,162
Total other income, net	2,246	3,578	7,569	11,162
Loss before income taxes	(32,166)	(24,666)	(84,508)	(70,743)
Net loss	$(32,166)	$(24,666)	$(84,508)	$(70,743)
Net loss per share − basic and diluted	$(0.44)	$(0.35)	$(1.18)	$(1.03)
Weighted-average shares outstanding − basic and diluted	72,563,311	69,627,190	71,473,704	68,958,938

Other comprehensive loss:
Unrealized gain on marketable securities	117	895	87	582
Comprehensive loss	$(32,049)	$(23,771)	$(84,421)	$(70,161)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	70,625,899	$7	$849,625	53	$(633,699)	$215,986
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	321,342		(155)		—	(155)
Issuance of common stock under 2020 ESPP	35,589		109		—	109
Stock-based compensation			5,507		—	5,507
Change in unrealized loss, net on marketable securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(26,322)	(26,322)
Other	6,831	—	25	—	—	25
Balance as of March 31, 2025	70,989,661	$7	$855,111	$43	$(660,021)	$195,140
Stock-based compensation	—	—	4,992	—	—	4,992
Change in unrealized loss, net on marketable securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(26,020)	(26,020)
Other	17,422	—	25	—	—	25
Balance as of June 30, 2025	71,007,083	$7	$860,128	$(30)	$(686,041)	$174,064
Issuance of common stock pursuant to the at-the-market equity program, net	2,950,225	—	7,526	—	—	7,526
Exercise of stock options and release of stock units	50,000	—	107	—	—	107
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	14,868	—	(24)	—	—	(24)
Issuance of common stock under 2020 ESPP	135,114	—	164	—	—	164
Stock-based compensation	—	—	4,593	—	—	4,593
Change in unrealized loss, net on marketable securities	—	—	—	117	—	117
Net loss	—	—	—	—	(32,166)	(32,166)
Other	17,225	—	27	—	—	27
Balance as of September 30, 2025	74,174,515	$7	$872,521	$87	$(718,207)	$154,408
See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	60,467,188	$6	$774,618	$(127)	$(528,383)	$246,114
Issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	5,567,928	1	19,999	—	—	20,000
Issuance of common stock pursuant to the at-the-market equity program, net	2,500,601	—	14,089	—	—	14,089
Issuance of common stock upon exercise of stock options	80,936	—	519	—	—	519
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	121,516	—	(109)	—	—	(109)
Issuance of common stock under 2020 ESPP	34,902	—	84	—	—	84
Stock-based compensation	—	—	6,215	—	—	6,215
Change in unrealized loss, net on marketable securities	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(28,361)	(28,361)
Other	5,520	—	(16)	—	—	(16)
Balance as of March 31, 2024	68,778,591	$7	$815,399	$(380)	$(556,744)	$258,282
Exercise of stock options and release of stock units	32,607	—	135	—	—	135
Stock-based compensation	—	—	6,381	—	—	6,381
Change in unrealized loss, net on marketable securities	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(17,716)	(17,716)
Other	4,444	—	36	—	—	36
Balance as of June 30, 2024	68,815,642	$7	$821,951	$(440)	$(574,460)	$247,058
Issuance of common stock pursuant to the at-the-market equity program, net	1,631,521	—	10,280	—	—	10,280
Exercise of stock options and release of stock units	1,714	—	13	—	—	13
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	31,363	—	(85)	—	—	(85)
Issuance of common stock under 2020 ESPP	75,993	—	298	—	—	298
Stock-based compensation	—	—	8,831	—	—	8,831
Change in unrealized loss, net on marketable securities	—	—	—	895	—	895
Net loss	—	—	—	—	(24,666)	(24,666)
Other	6,668	—	32	—	—	32
Balance as of September 30, 2024	70,562,901	$7	$841,320	$455	$(599,126)	$242,656
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(84,508)	$(70,743)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	15,092	21,427
Loss on impairment of long-lived assets	10,733	—
Depreciation and amortization expense	1,531	1,338
Reduction in carrying amount of right-of-use asset	5,005	4,790
Net accretion of discounts on marketable securities	(1,879)	(4,315)
Other	78	53
Changes in operating assets and liabilities:
Accounts receivable	(3,440)	1,458
Prepaid expenses and other current and long-term assets	3,402	(4,300)
Accounts payable	4	57
Accrued expenses and other current liabilities	(8,118)	(5,242)
Operating lease liability	(4,294)	(3,881)
Deferred revenue	(10,155)	12,133
Net cash used in operating activities	(76,549)	(47,225)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	166,731	178,781
Purchases of marketable securities	(94,003)	(243,537)
Purchases of property and equipment, net	(596)	(184)
Net cash provided by (used in) investing activities	72,132	(64,940)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock pursuant to the at-the-market equity program, net	7,526	24,370
Proceeds from issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	—	20,000
Proceeds from exercise of stock options	107	667
Payments for repurchase of common stock for tax withholding	(179)	(194)
Other	273	381
Net cash provided by financing activities	7,727	45,224

Net change in cash, cash equivalents and restricted cash	3,310	(66,941)
Cash, cash equivalents and restricted cash at beginning of period	58,942	130,033
Cash, cash equivalents and restricted cash at end of period	$62,252	$63,092

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$62,252	$63,092
Less: restricted cash	(3,443)	(3,443)
Cash and cash equivalents at end of the period	$58,809	$59,649

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for leases	$6,812	$6,614

Supplemental disclosures of non-cash investing activities:
Capital expenditures in accounts payable and accrued expenses	$25	$—
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
The Company has incurred recurring losses since its inception, including net losses of $84.5 million and $70.7 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, as of September 30, 2025, the Company had an accumulated deficit of $718.2 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $199.8 million as of September 30, 2025 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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

Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for year ended December 31, 2024, and notes thereto, which are included in the Company’s 2024 Annual Report on Form 10-K that was filed with the SEC on February 27, 2025, or the 2024 Annual Report.
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
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$50,845	$50,845	$—	$—
Corporate debt securities	4,731	—	4,731	—
U.S. Treasury securities	2,979	—	2,979	—
Marketable securities:
Corporate debt securities	107,876	—	107,876	—
U.S. Treasury securities	27,872	—	27,872	—
U.S. government debt securities	5,202	—	5,202	—
Total cash equivalents and marketable securities	$199,505	$50,845	$148,660	$—
There have been no transfers between fair value levels during the nine months ended September 30, 2025.
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
Note 4. Marketable securities
Marketable securities as of September 30, 2025 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$99,945	$65	$(9)	$100,001
U.S. Treasury securities	27,851	21	—	27,872
U.S. government debt securities	5,201	1	—	5,202
Marketable securities, non-current:
Corporate debt securities	7,866	9	—	7,875
Total marketable securities, current and non-current	$140,863	$96	$(9)	$140,950

Marketable securities as of December 31, 2024 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$164,469	$189	$(85)	$164,573
U.S. government debt securities	6,527	4	—	6,531
U.S. Treasury securities	18,291	12	(1)	18,302
Marketable securities, non-current:
Corporate debt securities	22,424	12	(78)	22,358
Total marketable securities, current and non-current	$211,711	$217	$(164)	$211,764
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of September 30, 2025 or December 31, 2024 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at September 30, 2025 and December 31, 2024, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Property and equipment:
Laboratory equipment	$8,831	$8,212
Leasehold improvements	4,548	4,712
Furniture and fixtures	1,435	1,435
Office equipment	621	621
Computer equipment	98	98
Total property and equipment	15,533	15,078
Less: accumulated depreciation	(10,399)	(9,236)
Total property and equipment, net	$5,134	$5,842
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$384	$365	$1,164	$1,109
Note 6. Leases
The Company leases office and laboratory space under a non-cancelable operating lease. In addition, the Company subleases a portion of its office and laboratory space. In September 2025, the Company entered into a sublease agreement with a third party, or the 2025 Sublease, for a portion of the office and laboratory space in Suite 200 at 490 Arsenal Way, Watertown, Massachusetts. The term of the 2025 Sublease ends in January 2029, with an option to extend for an additional two year term. This transaction triggered an impairment analysis, which resulted in the recognition of a $10.6 million impairment charge for the three and nine months ended September 30, 2025.
The impairment charge reduces the carrying value of the associated right-of-use (ROU) asset, leasehold improvements and certain furniture and fixture assets that remained in the facility to their estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a Level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.

There have been no material changes to the terms of the Company’s lease during the nine months ended September 30, 2025. For additional information, please read Note 6, Leases, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$6,150	$7,428
Accrued research and development	3,368	10,064
Other	1,752	1,871
Total accrued expenses and other current liabilities	$11,270	$19,363
Note 8. Collaboration and license agreements
Pfizer Supply Agreement
On September 30, 2025, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Pfizer, Inc., or the Pfizer Agreement. Pursuant to the Pfizer Agreement, Pfizer will supply the Company with elranatamab (ELREXFIO®), a B-cell maturation antigen CD3 targeted bispecific antibody, for the Company's contemplated upcoming Phase 1b trial evaluating the safety and tolerability of cemsidomide, an IKZF1/3 degrader, and dexamethasone in combination with elranatamab as a second-line or later therapy for patients with multiple myeloma. Under the terms of the Pfizer Agreement, Pfizer will supply elranatamab for use in the trial at no cost to the Company, while the Company will sponsor, conduct and pay the costs of the trial. The Pfizer Agreement provides that the Company and Pfizer will jointly own clinical data generated from the trial. The Pfizer Agreement provides that the Company and Pfizer will jointly own clinical data generated from the trial. The collaboration is managed by a joint development committee responsible for coordinating all regulatory and other activities under the Pfizer Agreement. Under the terms of the Pfizer Agreement, each party has various termination rights under certain circumstances, including material breach, insolvency, and other customary provisions, subject to certain conditions.
MKDG Collaboration and License Agreement
On March 1, 2024, the Company entered into a license and collaboration agreement with MKDG, or the MKDG Agreement, to discover two targeted protein degraders against critical oncogenic proteins.
Under the terms of the MKDG Agreement, the Company grants MKDG a worldwide, exclusive license under certain of the Company's intellectual property rights to develop, manufacture, and commercialize two targeted protein degraders against critical oncogenic proteins within the KRAS family. MKDG is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the MKDG Agreement, MKDG agreed to make an upfront cash payment of $16.0 million and to fund the Company's discovery research efforts. The Company is eligible to receive approximately $740 million in the aggregate in discovery, regulatory, and commercial milestone payments across the collaboration, plus tiered royalties on net sales. Royalties payable from MKDG to the Company range from mid-single digit to low-double digit percent, subject to reductions under certain circumstances as described in the MKDG Agreement. In April 2025, the Company earned a $1.0 million milestone for the achievement of a discovery milestone for one of the active collaboration targets, which resulted in the addition of $1.0 million to the transaction price for the collaboration.
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
As of September 30, 2025, the total transaction price of $17.0 million is allocated to the two performance obligations and $10.6 million remains unsatisfied.
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
In connection with the execution of the Betta Pharma License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta Pharma License Agreement, the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. The closing under the Betta Stock Purchase Agreement occurred on January 4, 2024. Based on a Schedule 13G filed with the SEC on January 12, 2024 and information known to the Company as of September 30, 2025, we believe Betta Investment beneficially owns 4,874,550 shares of the Company’s common stock. Following the Offering (as defined below), Betta Investment is no longer considered a related party to the Company based on its current holdings.
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
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical supply agreement, (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. The clinical supply agreement, or the Betta Pharma Supply Agreement, was signed on August 31, 2024. The Company recognizes the transaction price allocated to the performance obligation as the costs related to manufactured clinical supply are incurred, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The clinical manufacturing costs are paid at agreed upon rates and included in the estimated transaction price. The estimated transaction price as of September 30, 2025 is $125.0 million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the closing of the Betta Stock Purchase Agreement, a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement, and the estimated consideration expected to be received from the manufactured clinical supply of $108.0 million. This estimate includes a number of assumptions, including but not limited to the duration and total volume of clinical supply to be provided by the Company pursuant to the Betta Pharma Supply Agreement. In the event there are fluctuations in the Company's assumptions, the estimates of consideration expected to be received pursuant to the Betta Pharma Supply Agreement will also change. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2025 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$20,688	$10,270
Option rights	2,376	2,376
Total	$23,064	$12,646

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheet.
Merck License and Collaboration Agreement
On December 11, 2023, the Company and Merck Sharp & Dohme, LLC, or Merck, entered into an exclusive license and collaboration agreement, the Merck Agreement, to develop degrader-antibody conjugates, or DACs, an emerging modality designed to selectively target and neutralize disease-causing proteins in cancer cells. In September 2025, the Company received notice from Merck that the Merck Agreement will be terminated, with the effective date of termination arising in late November 2025.
Under the terms of the Merck Agreement, the Company received a $10.0 million upfront payment. The Company and Merck collaborated to develop DACs directed to an initial undisclosed oncology target that was exclusive to the collaboration. For DACs directed to this initial target, the Company is eligible to receive milestone payments totaling approximately $600 million, as well as tiered royalties on future sales.

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
As of September 30, 2025 and based on Merck's prior communication that it was terminating the Merck Agreement, the total transaction price of $10.0 million allocated to the research and development services performance obligation has been fully recognized.
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
In September 2025, the Company earned a $2.0 million milestone from Biogen after Biogen advanced BIIB142, a development candidate for IRAK4 that the Company delivered to Biogen, into the clinic. In April and September 2024, the Company earned payments of $8.0 million each from Biogen after Biogen accepted delivery of two development candidates in undisclosed indications. The Company's performance obligation under the Biogen Agreement was fully satisfied as of March 31, 2024 and the transaction price has been fully allocated.
Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements for the three and nine months ended September 30, 2025 and 2024 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from collaboration agreements:
MKDG Agreement	$3,360	$2,368	$9,941	$4,317
Merck Agreement	3,842	1,684	6,020	3,431
Betta Agreement	27	2,896	541	2,896
Roche Agreement	2,001	414	6,429	2,865
Biogen Agreement	2,000	8,000	2,000	16,898
Total revenue from collaboration agreements	$11,230	$15,362	$24,931	$30,407
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of September 30, 2025 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$4,042	$7,035	$3,527	$10,562
Merck Agreement	—	—	—	—
Betta Agreements	—	681	14,208	14,889
Roche Agreement	500	9,410	2,153	11,563
Biogen Agreement	2,000	—	—	—
Total	$6,542	$17,126	$19,888	$37,014
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
Supplemental financial information related to the collaboration and license agreements for the three and nine months ended September 30, 2025 and 2024 are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized that was included in the contract liability at the beginning of the period	$6,581	$4,994	$13,822	$9,996
As of September 30, 2025, the aggregate amount of the transaction price allocated to performance obligations under the MKDG Agreement, Merck Agreement, Betta Agreements, and Roche Agreement that were partially unsatisfied was $154.2 million. The vast majority of the remaining transaction price to be recognized as revenue is based on the estimated manufactured clinical supply costs under the Betta Pharma collaboration. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
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
In October 2024, the Company filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. For the three and nine months ended September 30, 2025, a total of 2,950,225 shares of the Company's common stock at an average purchase price of $2.62 had been sold through the 2024 ATM Program, resulting in net proceeds of $7.5 million. On October 16, 2025, the Company terminated the sales agreement prospectus related to the 2024 ATM Program.
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
Note 10. Stock-based compensation
Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense:
General and administrative	$2,477	$5,490	$7,931	$13,384
Research and development	2,116	3,341	7,161	8,043
Total stock-based compensation expense	$4,593	$8,831	$15,092	$21,427
Stock options
During the nine months ended September 30, 2025, the Company granted stock options for the purchase of 2,172,150 shares of common stock with a weighted average exercise price of $2.92 per share and a weighted average grant-date fair value of $2.33 per share. As of September 30, 2025, the unrecognized compensation cost related to outstanding stock options was $19.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.
On March 7, 2024, the Company approved an option repricing program applicable to outstanding option awards granted to current employees of the Company under the Company’s 2020 Stock Option and Incentive Plan, or the 2020 Plan, with an exercise price per share greater than or equal to $22.00. The repriced awards have new exercise prices of $11.88 per share for awards held by employees generally and $19.00 per share for awards held by members of the Company's senior leadership team. To receive the benefit of this reduced exercise price, holders of repriced option awards must not, prior to March 7, 2025, (i) voluntarily leave employment with the Company or (ii) exercise the repriced options. The repriced options otherwise remain on their existing terms and conditions as set forth in the 2020 Plan and applicable award agreements. The Company recorded an incremental non-cash charge of $0.1 million and $0.4 million during the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.9 million for the nine months ended

September 30, 2025 and 2024, respectively, related to this option repricing. On October 7, 2024, the 2020 Plan was amended to prohibit the plan's administrator from reducing the exercise price of outstanding stock options or stock appreciation rights or effecting repricing through cancellation and re-grant or cancellation in exchange for cash or other awards without prior stockholder approval.
Performance-based restricted stock units
During the nine months ended September 30, 2025, the Company did not grant any performance-based restricted stock units, or PSUs. In addition, no PSUs vested during the nine months ended September 30, 2025 upon their respective achievement of performance-based vesting criteria. As of September 30, 2025, the remaining 98,000 unvested PSUs had been forfeited, as the term of the performance-based vesting period expired on February 28, 2025.
Time-based restricted stock units
During the nine months ended September 30, 2025, the Company issued 1,954,500 restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees. These RSUs are valued on the grant date using the grant date market price of the underlying shares. A total of 394,992 RSUs vested during the nine months ended September 30, 2025 upon their respective vesting schedules. Upon vesting, each RSU automatically converts into one share of the Company’s common stock. The Company indirectly repurchased 58,782 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the RSUs, which tax amounts were remitted to the applicable revenue authorities by the Company in cash on behalf of the RSU holders. As of September 30, 2025, there were a total of 2,871,426 RSUs outstanding and the unrecognized compensation cost related to outstanding RSUs was $10.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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
Note 12. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of September 30, 2025 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2025	2024
Anti-dilutive common stock equivalents:
Options to purchase common stock	13,889,147	11,849,611
Restricted stock units	2,871,426	1,443,319
Total anti-dilutive common stock equivalents	16,760,573	13,292,930

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(32,166)	$(24,666)	$(84,508)	$(70,743)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	72,563,311	69,627,190	71,473,704	68,958,938
Net loss per share − basic and diluted	$(0.44)	$(0.35)	$(1.18)	$(1.03)
Note 13. Restructuring
In January 2024, the Company implemented a restructuring plan to better align its workforce with the needs of its business and reduce operating costs that included a reduction in the Company's workforce by 30%. The resulting restructuring expense recognized during the nine months ended September 30, 2024 was $2.4 million.
Note 14. Income taxes
For the three and nine months ended September 30, 2025 and 2024, the Company recorded no income tax provision or benefit due to losses generated where no benefit was recorded due to the valuation allowance. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets as of September 30, 2025 due to uncertainty regarding future taxable income.
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
The following tables presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—
Operating expenses:
Development expenses	12,885	18,407	40,040	41,053
Research expenses	8,253	8,048	24,823	22,855
General and administrative	9,178	8,320	26,320	24,540
Segment operating expenses	30,316	34,775	91,183	88,448
Reconciliation of profit or loss
Non-operating income	(2,246)	(3,578)	(7,569)	(11,162)
Adjustments or reconciling items(1)	4,096	(6,531)	894	(6,543)
Consolidated net loss	$(32,166)	$(24,666)	$(84,508)	$(70,743)
(1) The reconciling items include revenue, stock-based compensation expense, and impairment of long-lived assets expense for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024. The reconciling items include revenue, stock-based compensation expense, and restructuring expense for the nine months ended September 30, 2024.
Note 16. Subsequent Events
Underwritten Offering
In October 2025, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, TD Securities (USA) LLC and Evercore Group L.L.C., or collectively, the Underwriters, related to an underwritten offering, or the Offering, of (i) 21,895,000 shares, or the Shares, of the Company’s common stock, par value $0.0001 per share, or the Common Stock; (ii) in lieu of Common Stock to certain investors, pre-funded warrants to purchase an aggregate of 28,713,500 shares of Common Stock, or the Pre-Funded Warrants; (iii) accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof), or the Class A Warrants, and together with the Class B Warrants (as defined below), the Class A and Class B Warrants; and (iv) accompanying Class B warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof), or the Class B Warrants, and together with the Pre-Funded Warrants and the Class A Warrants, the Warrants. Each Share was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of Common Stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and estimated offering expenses, of approximately $117.0 million. If all Warrants are exercised, the aggregate net proceeds to the Company from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses, are expcted to be $341.7 million.

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
Our most advanced product candidate, cemsidomide, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3. Cemsidomide is currently in clinical development for multiple myeloma, or MM, and non-Hodgkin lymphoma, or NHL. The United States Food and Drug Administration, or FDA, has granted orphan drug designation to cemsidomide for the treatment of MM. In September 2025, we shared data from the Phase 1 trial in MM, demonstrating that cemsidomide in combination with dexamethasone in MM was generally well-tolerated over the range of doses tested, led to robust IKZF1/3 degradation and T-cell activation, and showed compelling anti-myeloma activity, as measured by overall response rate and clinical benefit rate. This data is consistent with cemsidomide's profile from the previous data we shared in December 2024, as well as prior MM monotherapy data showing that cemsidomide activated immune cells at clinically relevant doses. In December 2024, we also shared Phase 1 data evaluating cemsidomide as a monotherapy in NHL that demonstrated a well-tolerated profile and compelling anti-lymphoma activity in NHL and in peripheral T-cell lymphoma, or PTCL, as measured by overall response rate and complete metabolic response rate. We are prioritizing cemsidomide development in MM. We expect to initiate the next phase of cemsidomide development in MM in 2026, including a Phase 1b trial in combination with elranatamab that we will conduct pursuant to the Pfizer Agreement, and a registrational Phase 2 trial with cemsidomide in combination with dexamethasone.
CFT1946 is an orally bioavailable BiDAC degrader designed to be potent and selective against BRAF V600 mutant proteins to treat melanoma, colorectal cancer, or CRC, and other malignancies that harbor V600 mutations. In preclinical studies, CFT1946 has demonstrated the ability to cross the blood-brain barrier with Kp,uu, values ranging from 0.34 to 0.88, an important feature as a portion of patients with BRAF V600 mutant solid tumors develop brain metastases. In September 2024, we presented initial monotherapy data from the ongoing Phase 1/2 trial, which demonstrated that CFT1946 was well tolerated with initial signs of anti-tumor activity across all dose levels. We have made the decision not to advance CFT1946 beyond the Phase 1 trial.
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
Beyond these product candidates, we are further diversifying our pipeline by developing new degraders in therapeutic areas in and beyond oncology for our own proprietary pipeline and in collaboration with MKDG and Roche.
Recent Developments
In September 2025, we entered into a clinical trial collaboration and supply agreement with Pfizer Inc., or Pfizer. Under the terms of the agreement, Pfizer will supply elranatamab (ELREXFIO®), a B-cell maturation antigen CD3 targeted bispecific antibody (BCMAxCD3 bispecific, at no cost for our Phase 1b trial with cemsidomide and we will share data from that trial with Pfizer.
In October 2025, we entered into the Underwriting Agreement, with the Underwriters, related to the Offering, of (i) 21,896,000 shares of Common Stock, (ii) in lieu of Common Stock to certain investors, the Pre-Funded Warrants in an aggregate of 28,712,500 shares, (iii) and accompanying Class A and Class B Warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof) in each tranche. Each share of Common Stock was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of Common Stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. We received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $117.0 million. If all Warrants are exercised, the aggregate gross proceeds to us from the Offering, before deducting underwriting discounts and commissions and offering expenses, are expected to be $341.7 million.
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
Results of operations
Comparison of the three and nine months ended September 30, 2025 and 2024
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from collaboration agreements:
MKDG Agreement	$3,360	$2,368	$9,941	$4,317
Merck Agreement	3,842	1,684	6,020	3,431
Betta Pharma Agreement	27	2,896	541	2,896
Roche Agreement	2,001	414	6,429	2,865
Biogen Agreement	2,000	8,000	2,000	16,898
Total revenue from collaboration agreements	$11,230	$15,362	$24,931	$30,407

The $4.1 million decrease in revenue in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 is primarily driven by:
•a $6.0 million decrease in revenue related to the Biogen collaboration, as a $2.0 million milestone was achieved and recognized in full during the third quarter of 2025 whereas an $8.0 million milestone was achieved and recognized in full during the third quarter of 2024; and
•a $2.9 million decrease in revenue related to the Betta collaboration due to higher program activity in the prior year period.
This was offset by:
•a $2.2 million increase in revenue under the Merck Agreement as the Company recognized all of the remaining deferred revenue for the collaboration upon receipt of the notice of termination in September 2025;
•a $1.6 million increase in revenue under the Roche Agreement, as two targets have progressed to the next phase of development in 2025; and
•a $1.0 million increase in revenue under the MKDG Agreement as one target has progressed to the lead series identification achievement phase in 2025.
The $5.5 million decrease in revenue in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 is primarily driven by:
• a $16.9 million decrease in revenue related to the Biogen collaboration, as the collaboration concluded in March 2024 and a total of $16.0 million of milestones were achieved and recognized in full during 2024, compared to only one $2.0 million milestone was achieved and recognized in full during 2025; and
•a $2.3 million decrease in revenue related to the Betta collaboration as a result of higher program activity in the prior year period.
This was offset by:
•a $5.6 million increase in revenue under the MKDG Agreement which commenced in March 2024;
•a $3.6 million increase in revenue under the Roche Agreement as the two active programs in the collaboration have progressed to the lead series identification achievement phase 2025, and a milestone was earned for each program; and
•a $2.6 million increase in revenue under the Merck Agreement upon receipt of notice of termination in September 2025.
Research and development expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses:
Personnel expenses	$8,375	$9,147	$26,869	$25,904
Preclinical development and discovery expenses	6,241	9,582	19,984	20,461
Clinical expenses	4,963	7,138	14,400	14,506
Facilities and supplies	3,923	2,950	10,762	9,336
Professional fees	1,347	1,761	3,933	5,282
Intellectual property and other expenses	1,140	1,260	3,310	2,635
Total research and development expenses	$25,989	$31,838	$79,258	$78,124
The $5.8 million decrease in research and development expenses in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily driven by:
•a $3.3 million decrease in preclinical development and discovery expenses as a result of higher drug development costs in 2024 related to start up costs associated with Betta Pharma's Phase 1 trial of CFT8919,

and
•a $2.2 million decrease in clinical expenses as a result of our completion of the Phase 1 clinical trial of CFT1946.
The $1.1 million increase in research and development expenses in the nine months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily driven by:
•a $1.4 million increase in facilities and supplies as our sublease for a portion of the office and laboratory space in Suite 200 at 490 Arsenal Way, Watertown, Massachusetts ended in June 2025; and
•a $1.0 million increase in personnel expenses related to lower stock-based compensation expense.
This was offset by a $1.3 million decrease in professional fees.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses:
Personnel expenses	$6,158	$8,929	$19,242	$23,912
Professional fees	1,469	1,715	4,412	4,773
Facilities and other expenses	1,293	1,124	3,363	3,066
Total general and administrative expenses	$8,920	$11,768	$27,017	$31,751
The $2.8 million decrease in general and administrative expenses in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily driven by a $2.8 million decrease in personnel expenses related to lower stock-based compensation expense.
The $4.7 million decrease in general and administrative expenses in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily driven by a $4.7 million decrease in personnel expenses related to lower stock-based compensation expense.
Impairment of long-lived assets expense
The $10.7 million increase in impairment of long-lived assets expense for the three and nine months ended September 30, 2025 is a result of our entry into a new sublease agreement n September 2025, which will commence in February 2026 and will result in net negative cash flows over the term of the sublease.
Restructuring expenses
The $2.4 million decrease of restructuring expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is driven by the restructuring activities that occurred and were completed in 2024.
Other income, net
The $1.3 million decrease in other income, net in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily driven by a $1.3 million decrease in interest and other income resulting from reduced invested balances as cash was used to fund operations, as well as lower interest rates for the three months ended September 30, 2025.
The $3.6 million decrease in other income, net in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily driven by a $3.6 million decrease in interest and other income resulting from reduced invested balances as cash was used to fund operations, as well as lower interest rates for the nine months ended September 30, 2025 compared to the prior year period.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, private placements of our common stock, and through payments from collaboration partners. As of September 30, 2025, we had cash, cash equivalents and marketable securities of approximately $199.8 million.
Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(76,549)	$(47,225)
Net cash provided by (used in) investing activities	72,132	(64,940)
Net cash provided by financing activities	7,727	45,224
Total net change in cash, cash equivalents and restricted cash	$3,310	$(66,941)
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $76.5 million, and was driven primarily by the following uses of cash:
•net loss of $84.5 million;
•$10.2 million decrease in deferred revenue, primarily a result of our advancement of our collaboration programs;
•$8.1 million decrease in accrued expenses and other current liabilities;
•$4.3 million decrease in our operating lease liability; and
•$3.4 million increase in accounts receivable.
These were offset by:
•$3.4 million decrease in prepaid expenses and other assets; and
•non-cash expenses of $30.6 million, which primarily consisted of stock-based compensation expense of $15.1 million and a loss on impairment of long-lived assets of $10.7 million.
Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2025 was $72.1 million, and was driven primarily by $72.7 million of sales and maturities of marketable securities, net of purchases.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $7.7 million, and was driven primarily by net proceeds from our 2024 ATM Program.
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, private placements of equity securities, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen, Betta Pharma, and MKDG, we do not have any committed external sources of funds as of September 30, 2025.
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
In October 2024, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, we entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. For the three and nine months ended September 30, 2025, a total of 2,950,225 shares of our common stock had been sold through the 2024 ATM Program at an average purchase price of $2.62, resulting in net proceeds of $7.5 million. On October 16, 2025, we terminated the sales agreement prospectus related to the 2024 ATM Program.
Underwritten offering
In October 2025, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, TD Securities (USA) LLC and Evercore Group L.L.C., or collectively, the Underwriters, related to an underwritten offering, or the Offering, of (i) 21,895,000 shares, or the Shares, of the Company’s common stock, par value $0.0001 per share, or the Common Stock; (ii) in lieu of Common Stock to certain investors, pre-funded warrants to purchase an aggregate of 28,713,500 shares of Common Stock, or the Pre-Funded Warrants; (iii) accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof), or the Class A Warrants, and together with the Class B Warrants (as defined below), the Class A and Class B Warrants; and (iv) accompanying Class B warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof), or the Class B Warrants, and together with the Pre-Funded Warrants and the Class A Warrants, the Warrants. Each Share was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of Common Stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants, which represents the per share price of the Common Stock less the $0.0001 per share exercise price for each Pre-Funded Warrant. The purchase price paid by the Underwriters to us was $2.3218 per Share and accompanying Class A and Class B Warrants and $2.3217 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. We received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $117.0 million. If all Warrants are exercised, the aggregate gross proceeds to us from the Offering, before deducting underwriting discounts and commissions and estimated offering expenses, are expected to be $341.7 million.
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
During the nine months ended September 30, 2025, except for the minimum rental commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of September 30, 2025, we had marketable securities of $141.0 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.5 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for the Company.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2024.
Risks related to our financial position and need for additional capital
We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $84.5 million and $70.7 million for nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $718.2 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations, share issuances and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
*We will need substantial additional funding to pursue our business objectives and continue our operations. If we are unable to raise capital when needed, we may be required to delay, limit, reduce, or terminate our research or product development programs or future commercialization efforts.
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
We had cash, cash equivalents, and marketable securities of approximately $199.8 million as of September 30, 2025. In October 2025, we sold 21,895,000 shares, or the Shares, of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 28,713,500 shares of common stock, or the Pre-Funded Warrants, as well as accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of our common stock (or, for those investors who so choose, pre-funded warrants), or the Class A Warrants, and Class B warrants to purchase an aggregate of 50,608,500 shares of our common stock (or, for those investors who so choose, pre-funded warrants), of the Class B Warrants, in an underwritten offering, or the 2025 Offering. We received net proceeds of approximately $117.0 million, after deducting the underwriting discount and commissions and estimated offering expenses. We believe that together these funds will be sufficient to fund our planned operating expenses to end of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. We cannot predict whether any pre-funded warrants, Class A Warrants or Class B Warrants issued in the 2025 Offering will be exercised and, therefore, have not included any anticipated proceeds from the potential exercise of these warrants in our estimate of our cash runway.
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
While we have ongoing clinical trials, at this time, we have not yet completed a late stage or registrational clinical trial of any product candidate. As a result, we are only starting to assess the safety of our lead product candidate in patients, and we have not yet assessed the safety of any of our other earlier-stage product candidates in humans. Although some of our earlier-stage product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
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
Further, large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control and, for each of the product candidates that is currently in clinical development, we have engaged CROs to lead our first-in-human Phase 1/2 clinical trials. Relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with good laboratory practice or good clinical practice, or

GCP, as required for any studies or trials we plan to submit to a regulatory authority. We may also be unable to identify and contract with sufficient investigators, CROs, and consultants on a timely basis or at all, and we may also determine and have in the past determined after a clinical trial has commenced that a change in CRO is warranted. There can be no assurance that we will be able to negotiate and enter into appropriate contractual arrangements with our current or potential future CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis or at all.
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
Any performance failure or delay in performance on the part of our existing or future manufacturers could delay clinical development or marketing authorization. While our CMOs have experienced performance issues in the past that have not ultimately delayed our clinical development efforts, in the future, we could experience a manufacturing issue that would have a material impact on development of our product candidates and the occurrence of an event of this nature would largely be outside of our control. We do not currently have arrangements in place for redundant supply or a second source for drug substance or drug product. If our current CMOs cannot perform as agreed, we may be required to replace them. While we have identified several potential alternative vendors who could manufacture some or all of our product candidates, switching vendors could result in significant additional costs and delays to our operations as we select and qualify a replacement manufacturer, we may be constrained in the vendors we can select, particularly for compounds that have high OEB designations, or we may not be able to reach agreement with an alternative manufacturer on acceptable terms. Similarly, our clinical supply partners, such as Pfizer in the case of elranatamab, may rely on a variety of third parties in connection with the manufacturing of their products. Any performance failure or delay on the part of Pfizer or any of these third parties that delays, halts, or otherwise materially impacts the availability of supply of these combination therapies could have a material impact on development of our product candidates.
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
We have the following ongoing collaborations involving our research programs:
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
Risks related to our common stock
* Future sales and issuances of our common stock or rights to purchase common stock and issuances of common stock upon the exercise of outstanding warrants would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We may choose to raise additional capital in the future through the sale of shares or other securities convertible into shares, depending on market conditions, strategic considerations, and operational requirements. To the extent we raise additional capital in this manner, our stockholders will be diluted. For example, in October 2024, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, we entered into a sales agreement, or the Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. To date, we have sold 3,769,483 shares of our common stock under the 2024 ATM Program for gross proceeds of approximately $9.6 million, before deducting commissions to TD Cowen. On October 16, 2025, we terminated the sales agreement prospectus related to the 2024 ATM Program. Although we will not make any sales of common stock pursuant to the Sales Agreement unless and until a new sales agreement prospectus supplement or a new registration statement with sales agreement prospectus is filed, the Sales Agreement remains in full force and effect.
In addition, as of the date of this Quarterly Report on Form 10-Q, we had outstanding Class A Warrants exercisable for 50,608,500 shares of our common stock and Class B Warrants exercisable for 50,608,500 shares of our common stock, or collectively, the Class A and B Warrants, and pre-funded warrants to purchase 28,713,500 shares of our common stock. The pre-funded warrants may be exercised at any time after the date of issuance through either a nominal cash payment or a cashless exercise, at the holder’s election, until all of the Pre-Funded Warrants are exercised in full, according to a formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful additional funds upon the exercise of the pre-funded warrants. If some or all of these Class A and B Warrants and pre-funded warrants are exercised, our stockholders could experience substantial dilution and may cause the market price of our stock to decline.
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
* Our outstanding Class A Warrants and Class B Warrants may not be exercised, and we may therefore not receive any additional funds notwithstanding our issuance of these these warrants.
As of the date of this Quarterly Report on Form 10-Q, we had outstanding Class A Warrants exercisable for 50,608,500 shares of our common stock and Class B Warrants exercisable for 50,608,500 shares of our common stock, or collectively, the Class A and B Warrants. If all of these Class A and Class B Warrants were exercised for cash, we would receive an additional $224.7 million in gross proceeds from the 2025 Offering. However, the warrant holders are not currently obligated to exercise these warrants, which means that we may receive little to no additional proceeds notwithstanding our issuance of these warrants. Both the Class A and Class B Warrants have an exercise price of $2.22 per share of common stock (or $2.2199 per pre-funded warrant) and are exercisable at any time after the date of issuance. The Class A Warrants expire on the earlier of (i) 30 calendar days following the public release of nine-month median follow-up data from any expansion cohort in our planned Phase 1b study of cemsidomide with elranatamab, or (ii) the fifth anniversary of the date of issuance. The Class B Warrants expire on the fifth anniversary of the date of issuance. The holders of these warrants are unlikely to exercise their warrants voluntarily unless our stock price is above the exercise price and we cannot provide any assurance that our stock price will meaningfully exceed the exercise price before the warrants expire. If our stock price remains at or below the exercise price, the warrants will likely expire unexercised, and we will not receive any additional funds from these warrants to support our clinical trials and operations.
While we have the right to mandatorily require exercise of the Class B Warrants, this right is subject to significant limitations. Specifically, we may only require the exercise of the Class B Warrants on or after the six-month anniversary of the date of issuance, and only if the per share closing price of our common stock on The Nasdaq Global Select Market exceeds $6.66, subject to certain adjustments, or the Mandatory Exercise Price, on each of the ten consecutive trading days prior to our notice of mandatory exercise. The Mandatory Exercise Price is three times higher than the exercise price of the Class B Warrants and substantially above our current trading price. Given current market conditions and our stock performance, the closing price of our common stock may never reach and maintain the Mandatory Exercise Price for the requisite ten-day period. Consequently, we may never be able to compel exercise of the Class B Warrants, even though the Class B Warrants include this mechanism so as to provide us with greater certainty of our receipt of proceeds from the Class B Warrants.
In addition, the Class A and Class B Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying such warrants, in which case we would not receive any additional proceeds. Though we intend to maintain an effective registration statement for the underlying shares, we may not be able to do so. If the Class A and Class B Warrants are not exercised for cash, or only a portion of the Class A and Class B Warrants are exercised for cash, we would not receive anticipated warrant exercise proceeds which could materially and adversely affect our financial condition and ability to execute our business strategy.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended on September 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.1

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	DEF14A	001-39567	04/28/2023	A
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	06/18/2025	3.1

3.4	Second Amended and Restated By-laws of the Registrant	S-1	333-248719	09/10/2020	3.5

4.1	Form of Pre-Funded Warrant	8-K	001-39567	10/16/2025	4.1

4.2	Form of Class A Warrant	8-K	001-39567	10/16/2025	4.2

4.3	Form of Class B Warrant	8-K	001-39567	10/16/2025	4.3

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

C4 THERAPEUTICS, INC.

Date: November 6, 2025	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Kendra R. Adams
Kendra R. Adams
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 6, 2025	By:	/s/ Mark Mossler
Mark Mossler
Chief Accounting Officer (Principal Accounting Officer)