Form 10-K
period 2025-12-31
C4 Therapeutics, Inc.
filed 2026-02-26
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2025, was $100,051,846.
The number of shares of Registrant’s Common Stock outstanding as of February 23, 2026 was 97,578,175.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

PCAOB Auditor Firm ID: 185	Auditor Name: KPMG LLP	Auditor Location: Boston, MA, United States

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
•the pricing and reimbursement of our product candidates, if approved, including the possibility for reduced pricing of any approved products if they are later subject to mandatory price negotiation with the Centers for Medicare and Medicaid Services under the Inflation Reduction Act of 2022 or other applicable laws;
•the effects of competition with respect to any of our current or future product candidates, as well as innovations by current and future competitors in our industry;
•the implementation of our strategic plans for our business, any product candidates we may develop, and our TORPEDO® platform;
•the ability and willingness of our third-party strategic collaborators to continue research, development, and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, Betta Pharmaceuticals Co., Ltd., or Betta Pharma, and Merck KGaA, Darmstadt, Germany, or Merck KGaA, or other new collaboration agreements;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
•our financial performance, including but not limited to our estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;
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

SUMMARY OF RISK FACTORS
Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in Part I, Item 1A - Risk Factors in this Form 10-K. These risks include, among others:
•We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability. Our net loss was $105.0 million and $105.3 million for the years ended December 31, 2025 and 2024, respectively.
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
•We have ongoing collaborations with Roche, Betta Pharma, and Merck KGaA. We may also seek to enter into additional collaborations in the future with third parties for the discovery, development and/or commercialization of certain of our product candidates. However, we may never realize the full potential benefits under these existing or potential collaboration arrangements.
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
•Potential changes in government programs and changes in government staffing or funding levels could affect various aspects of our business, and our degrader clinical candidates that require government review or approval may experience delays in obtaining requisite authorizations.
•International trade policies, including tariffs, sanctions, and trade barriers may adversely affect our business, financial condition and results of operations and prospects.
•If we are unable to obtain and maintain patent protection for our technology and any future products or if the scope of the patent protection obtained is not sufficiently broad or enforceable, our competitors could develop and commercialize technology, product candidates, or products similar or identical to ours, and our ability to successfully commercialize our technology, product candidates, and any future products may be impaired.

NOTE REGARDING COMPANY REFERENCES
Unless the context otherwise requires, the terms “C4 Therapeutics,” the “Company,” “we,” “us,” and “our” in this Form 10-K refer to C4 Therapeutics, Inc. and its consolidated subsidiary.
NOTE REGARDING TRADEMARKS
We own or have rights to various trademarks, service marks, and trade names that are used in connection with the operation of our business, including our company name, C4 Therapeutics, our logo, the name of our TORPEDO technology platform and the names of our BIDAC and MONODAC protein degrader product candidates. This Form 10-K may also contain trademarks, service marks, and trade names of third parties, including, without limitation, our collaboration partners Roche, Biogen, Merck KGaA, and Pfizer Inc., which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Form 10-K is not intended to and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks, and trade names referred to in this Form 10-K may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks, and trade names.
v

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation, or TPD, science to create a new generation of small-molecule medicines that transform patients’ lives. Leveraging our proprietary TORPEDO platform, we efficiently design and optimize small molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. Our strategy is to develop degraders that modulate clinically validated disease pathways with best-in-class or first-in-class potential to address significant unmet patient needs. To date, our degraders have demonstrated oral bioavailability and catalytic activity, and we have also leveraged our capability to design compounds that are brain penetrant.
Our Clinical and Preclinical Pipeline
Our clinical pipeline has two oncology degraders, cemsidomide, an IKZF1 and IKZF3 degrader, for multiple myeloma, or MM, and CFT8919, an EGFR L858R degrader for non-small-cell lung cancer, or NSCLC. Our discovery strategy is focused on selecting targets where we believe TPD offers a compelling mechanistic rationale and first-in-class potential in inflammation, neuroinflammation and neurodegeneration diseases. Our solely-owned pipeline is reflected below.
Our most advanced product candidate, cemsidomide, is an orally bioavailable MonoDAC (molecular glue type) degrader targeting IKZF1 and IKZF3, or IKZF1/3. Cemsidomide has the opportunity to address a significant unmet need across multiple lines of therapy in multiple myeloma supported by a strong mechanistic rationale, well-defined biology, and a differentiated safety profile with compelling anti-myeloma activity demonstrated in our Phase 1 trial in combination with dexamethasone.
Our other clinical-stage oncology product candidate, CFT8919, is an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in non-small cell lung cancer, or NSCLC. Our collaboration partner, Betta Pharma, is conducting clinical development of CFT8919 in Greater China. In preclinical studies, CFT8919 demonstrated equivalent anti-proliferation activity against the major EGFR-inhibitor resistance mutations, including L858R-C797S, L858R-T790M, and L858R-T790M-C797S compared to L858R single mutation in Ba/F3 cell models in vitro.
We are further diversifying our internal pipeline by developing new degraders focused on inflammation, neuroinflammation, and neurodegeneration. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in central nervous system diseases. This element is a key part of our strategy is selecting targets where there is a strong degrader rationale over other therapeutic modalities. We are also advancing a discovery pipeline in collaboration with Merck KGaA, and Roche. Our partnership strategy allows us to further expand our reach in both oncology and non-oncology indications.

Our Strategy
We are committed to improving outcomes for patients through the discovery, development, and commercialization of novel therapies in oncology as well as inflammation, neuroinflammation, and neurodegeneration.
Key elements of our strategy are to:
•Advance our clinical oral oncology degrader programs. We currently are advancing two clinical programs that were developed from our proprietary TORPEDO platform and have the potential to improve patients’ outcomes.
◦Develop cemsidomide as a potential best-in-class IKZF1/3 degrader: The Phase 1 trial of cemsidomide in combination with dexamethasone demonstrated a differentiated safety profile with compelling anti-myeloma activity. Cemsidomide is advancing to the next phase of development with an efficient regulatory strategy, which includes the potential for two accelerated approvals. Our development strategy includes a Phase 2 trial evaluating cemsidomide in combination with dexamethasone as well as a Phase 1b evaluating cemsidomide in combination with elranatamab, pursuant to the Pfizer Agreement (defined below).
•Progress new internal discovery strategy focused on inflammation, neuroinflammation, and neurodegeneration, which are areas that could benefit from a TPD approach. Through our target identification process, we evaluate where TPD could have an outsized patient impact. We have selected targets that modulate clinically validated pathway(s) with a clear target-to-disease link where degraders potentially offer a clear and compelling advantage over other therapeutic options, including developing degraders that are central nervous system, or CNS, penetrant. We have extended capabilities to identify molecular glue degraders for targets with and without G- and RT-loops by utilizing DNA-encoded library (DEL) technology and are advancing our programs to lead optimization and development candidate nominations.
•Collaborate with partners to realize the full value of the TORPEDO platform. We have existing strategic collaborations with Merck KGaA, and Roche under which we are working to identify and develop novel degraders across multiple therapeutic areas and targets. These partnerships allow us to advance and accelerate our research and enable access to additional capabilities and expand the utility of our TORPEDO platform to address high unmet patient needs.
Our Product Candidates—Highly Potent and Selective Targeted Protein Degraders
Cemsidomide: An IKZF1/3 Degrader for Multiple Myeloma
Cemsidomide is an orally bioavailable degrader designed to target IKZF1/3, for the treatment of MM. IKZF1/3 are targets that have a strong mechanistic rationale and well-defined biology. In preclinical studies, cemsidomide has shown robust activity in MM in subcutaneous xenograft mouse models, providing preclinical proof of concept. We believe that the differentiated pharmacology of cemsidomide, including its high potency, may translate into improved clinical outcomes for MM patients.
IKZF1 and IZKF3 Are Well Understood Biological Targets for Certain Blood Cancers
IKZF1 and IKZF3 are transcription factors central to the differentiation of lympho-myeloid multipotent progenitor cells through mature immune cells, including T cells and plasma cells, such as B cells. IKZF1/3 directly regulate the activity of IRF4, another transcription factor that MM is dependent on for survival. Degradation of these transcription factors leads to myeloma cell death as well as T-cell activation. Further, IKZF1/3 has been clinically validated as lenalidomide and pomalidomide degrade these targets through their mechanism of action.
Clinical Trials of Cemsidomide in MM
The first-in-human Phase 1 dose escalation clinical trial for cemsidomide was designed to primarily investigate safety, tolerability, and anti-tumor activity. Secondary and exploratory objectives were to characterize the pharmacokinetics, or PK, and pharmacodynamics, or PD, profile of cemsidomide. The trial evaluated cemsidomide in combination with dexamethasone for patients with relapsed or refractory MM.
In August 2021, the United States Food and Drug Administration, or FDA, granted orphan drug designation to cemsidomide for the treatment of MM.
In September 2025, at the International Myeloma Society Annual Meeting and in December 2024 at the American Society of Hematology Annual Meeting, we presented data from the Phase 1 dose escalation trial evaluating cemsidomide in combination with dexamethasone. Patients enrolled received at least three lines of specified prior therapy, including lenalidomide, pomalidomide, proteasome inhibitors and an anti-CD38 monoclonal antibody, or mAb. Of the patients enrolled on the trial, 75% received prior CAR-T or T-cell engager therapy, highlighting the fact that, despite newer available MM therapies in earlier lines, patients are still progressing on these therapies. These data also showed that neutropenia, a common side effect of all IKZF1/3 degraders, was manageable and there were no discontinuations related to cemsidomide safety. Additionally, cemsidomide as a monotherapy and in combination with dexamethasone showed immune cell activation at clinically relevant doses in MM. Together, the data supports a potential best-in-class profile with a well-tolerated and differentiated safety profile and compelling anti-myeloma activity observed across a broad range of doses in patients who have undergone numerous lines of prior therapy, including B-cell maturation antigen, or BCMA, therapies. We are advancing cemsidomide to later-stage studies, which includes an efficient regulatory strategy with potential for two accelerated approvals.
Cemsidomide in combination with dexamethasone is being evaluated in the Phase 2 MOMENTUM (Multi-center trial Of cemsidoMidE iN relapsed/refracTory mUltiple Myeloma) clinical trial for MM patients who have had at least three prior lines of therapy. In 2024, the annual MM prevalence was approximately 42,000 patients in the fourth line setting in the United States, United Kingdom, Germany, Italy, France and Spain. This patient population is expected to grow as immune-based therapies move into earlier treatment lines and patients continue to progress on these therapies. The Phase 2 MOMENTUM trial has the potential for accelerated approval in the later-line MM setting. The trial will enroll approximately 100 patients and aims to assess the anti-myeloma activity and further characterize the safety, tolerability, PK, and PD of this combination regimen. In February 2026, patients began enrolling in the Phase 2 MOMENTUM trial and full trial enrollment is expected to be completed in Q1 2027.
Cemsidomide is also being evaluated in a Phase 1b clinical trial in combination with elranatamab, a BCMAxCD3 Bispecific, in earlier lines of MM therapy. The trial aims to assess safety and tolerability of this combination at various clinically relevant doses of cemsidomide. Importantly, cemsidomide has demonstrated the ability to activate T-cells at doses that also show anti-myeloma activity. We believe that the BCMA bispecific in combination with cemsidomide has the potential to enhance depth of response while maintaining a manageable safety profile..

.
Multiple Myeloma
According to estimates available through Evaluate Pharma, in 2024 there were approximately 65,370 new cases of MM in the United States, United Kingdom, and Germany, France, Spain, and Italy, or EU4, combined. Although overall outcomes for patients with MM have improved substantially over the past several decades, including the emergence of immune-based regimens there remains an unmet need.
New approaches and outcomes for MM have improved over the past several decades with the emergence of immune-based regimens, despite newer therapies, IKZF1/3 degradation continues to play a key role in treating MM patients. Based on fluorescence in situ hybridization, or FISH, studies on bone marrow, patients are stratified into high-risk or standard-risk categories. High-risk patients eligible for hematopoietic cell transplantation receive induction therapy with a combination regimen, often including an IKZF1/3 targeting drug like lenalidomide, to reduce the number of tumor cells prior to stem cell collection. Alternatively, patients who are ineligible for hematopoietic cell transplantation immediately receive a combination regimen, often with three to four classes of drugs, including an IKZF1/3 targeting drug and a steroid, typically dexamethasone, until progression or unacceptable toxicity.
CFT8919: Potent, Oral, Allosteric, Mutant-Selective Degrader of EGFR L858R
CFT8919 is an orally bioavailable, CNS-active, allosteric degrader of EGFR L858R for the treatment of patients with NSCLC that has progressed after treatment with approved EGFR inhibitors, including osimertinib. We have chosen to target EGFR because of its well-defined biology and the limitations that EGFR kinase inhibitors face that we believe our degrader approach may be able to overcome. CFT8919 binds to the allosteric site that is specifically created by the L858R mutation. CFT8919 avoids the orthosteric site that approved inhibitors bind to, thus, we do not expect to see wild-type activity and may potentially avoid resistance mutations that occur in the orthosteric site. We believe CFT8919 has the potential to overcome resistance to standard of care EGFR inhibitors to effect deeper and more durable responses due to the unique advantages of protein degradation.
EGFR is a Well-Characterized Protein Target for Oncology with Known Resistance Mechanisms
EGFR is a receptor tyrosine kinase that is involved in cell signaling pathways that control cell division and survival. Mutations in the EGFR gene cause the EGFR protein to signal aberrantly in some types of cancer cells, including a subset of patients with NSCLC. Of the known EGFR tyrosine kinase domain mutations, approximately 90% occur as deletions in exon 19 or as point mutations in exon 21, the latter resulting in arginine replacing leucine at codon 858 (L858R). The L858R activating mutation in exon 21 accounts for approximately 25-45% of EGFR-mutant NSCLC. EGFR tyrosine kinase inhibitors, or TKIs, have been developed and provide significant clinical benefit. However, patients ultimately develop resistance, often by acquisition of a secondary resistance mutation in EGFR. T790M is the most prevalent resistance mutation after first- and second-generation EGFR TKIs including gefitinib, erlotinib, afatinib, and dacomitinib. A third-generation covalent EGFR inhibitor, osimertinib, can overcome this resistance mechanism and is now approved in the first-line setting, but acquired resistance remains an issue. Patients whose disease progresses after osimertinib lack effective treatment options and the EGFR C797S mutation is the most common on-target resistance mechanism.
CFT8919 is a mutant-selective degrader targeting EGFR L858R, which remains active in the setting of resistant secondary mutations (T790M and/or C797S). We believe there may be an opportunity for CFT8919 as a component of first-line therapy, where we hope to achieve deeper and more durable responses due to the advantages of a degrader over a standard protein inhibitor. Further, since 30-60% of NSCLC patients develop brain metastases overtime, penetration of the CNS sufficient to drive therapeutic effect in this compartment was a key factor in our selection of CFT8919 as our development candidate.
Clinical Trials of CFT8919 in Non-Small Cell Lung Cancer
In May 2023, we entered into an exclusive licensing and collaboration agreement with Betta Pharma for the development and commercialization of CFT8919 in Greater China, including mainland China, Hong Kong SAR, Macau SAR and Taiwan. We believe this partnership will enable us to expedite the overall development of CFT8919 in patients with EGFR-driven resistance mutations due to a high prevalence of EGFR L858R driven NSCLC in Greater China. As a result, Betta Pharma is conducting the Phase 1 clinical study in Greater China and, in November 2024, we announced that Betta Pharma had dosed the first patient in this clinical trial. Data generated from this clinical trial will inform our ex-China clinical development strategy. We retain all rights to develop and commercialize CFT8919 outside of Greater China.
Non-Small-Cell Lung Cancer
According to consensus estimates available through Evaluate Pharma approximately 419,380 patients in the United States, United Kingdom, and EU4 combined were diagnosed with NSCLC in 2024 and between 10–15% of these patients have mutant EGFR, or mEGFR. The EGFR mutation is particularly common in NSCLC patients of Asian heritage. In China, where approximately 45,780 patients are diagnosed with NSCLC annually, approximately 50% of diagnoses are driven by the EGFR mutation.
The EGFR L858R mutation is the second most common activating EGFR mutation, found in approximately 40% of EGFR diagnoses in the United States and China. When treated with standard of care EGFR inhibitors, patients with EGFR L858R mutations have worse outcomes with therapy compared to patients who exhibit an exon19 deletion. When using osimertinib as a monotherapy in the front-line setting in patients with EGFR L858R, the median progression-free survival, or PFS, is 14.4 months compared to 21.4 months for patients with an exon19 deletion. The most EGFR-mediated resistance mechanism to osimertinib in this patient population is the C797S mutation. This shorter median PFS rate and resistance demonstrates the unmet medical need for the L858R patient population.
Our Discovery Approach & Strategy
We employ a comprehensive approach that leverages our decade-long learnings and successes to design, optimize, and select drug candidates that can maximize the potential therapeutic benefit of our protein degraders. We have the capability to design two different types of protein degraders depending on the target, which include MonoDAC degraders (molecular glue type) and BiDAC degraders (heterobivalent). MonoDAC degraders (molecular glue type) function by binding to E3 ligases and creating a new surface on the E3 ligases that enhances the binding of the E3 ligases to target proteins. BiDAC (heterobivalent) degraders are designed to have one end of the molecule bind to the disease-causing target protein and the other end bind to the E3 ligase.
Our approach is centered on advancing a high-value portfolio of degraders in both oncology and diseases of inflammation, neuroinflammation, and neurodegeneration, leveraging validated biological pathways, where there are large unmet needs. Our discovery strategy is focused on developing degraders to treat inflammation, neuroinflammation and neurodegenerative diseases focuses on targets with first-in-class potential, that modulate clinically validated pathways and offer additional disease-relevant biology to further improve efficacy that are uniquely suited for targeted protein degradation. Prolonged CNS exposure and finely-tuned degradation kinetics to optimize efficacy and safety are key design parameters of our degraders. To that end, we have invested heavily in experimental tools, computational and predictive models, and team expertise to analyze and optimize the catalytic strength of our degraders through our TORPEDO platform. We have also extended our screening capabilities to identify molecular glue degraders for targets with and without G- and RT-loops by utilizing DNA-encoded, or DEL, technology as well as through enhancements to our TORPEDO platform.
We are focused on selecting targets that are uniquely suited for targeted protein degradation and that modulate clinically validated pathways for autoimmune disorders provides high potential to extend known immunology biology to treat neuroinflammation and neurodegeneration with targeted protein degraders. Degraders have the potential to deliver the efficacy of a biologic in the CNS where biologics are not effective. Furthermore, degraders also have the potential to outperform small molecule inhibitors in efficacy and safety in CNS diseases due to lower exposure requirements, extended PKPD, and the ability to design candidates that avoid high maximal concentrations necessary to drive exposure into the brain. Our approach provides an opportunity to streamline clinical decision-making via a focused early clinical proof-of-concept, including early validation based on pharmacodynamic markers in healthy subjects, followed by potentially significant opportunities for expansion to several diseases.

Our TORPEDO Platform
Our proprietary TORPEDO platform is an important element of our leading approach to TPD. The platform is a collection of experimental approaches and tools that gives us the ability to design, analyze, and predict degrader performance. We have made significant investments in building both computational and experimental methods to enhance our ability to rationally design degraders. These tools allow us to design degraders at the molecular level that have desired properties for the applicable protein target or disease, such as oral bioavailability, CNS penetration, enhanced potency, and selectivity.
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
Another key element of our platform is our investment in Cereblon. Our lead degrader candidates utilize Cereblon as the E3 ligase. There are over 600 E3 ligases in the human proteome, of which the biology has been well characterized in no more than 50 of such E3 ligases. A limited number of E3 ligases, including Cereblon, VHL, MDM2, IAPs and ß-TRCP, have been reported to be suitable for targeted protein degradation. We have chosen to focus on Cereblon as the E3 ligase target of our protein degradation approach for several reasons:
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
Taken together, our TORPEDO platform allows us to rapidly iterate and improve our degrader discovery processes and design our degraders and product candidates to have specific properties that enhance catalytic degradation turnover and drug performance, which directly impact disease. These features of our platform and discovery process allow us to create product candidates that addresses large unmet medical needs.
Advantages of Targeted Protein Degradation Over Inhibitors
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
Our Discovery Programs
We are progressing our internal discovery-stage pipeline in inflammation, neuroinflammation and neurodegenerative disease areas where there are clear and compelling advantages over inhibitors. We have consistently been able to develop orally bioavailable and highly catalytic heterobivalent degraders that can penetrate the blood brain barrier to achieve high CNS exposure and provide compelling results in CNS models, thus we are capitalizing on our experience to deliver degraders with first-in-class potential that are CNS penetrant. As part of our discovery strategy, we are selecting targets that modulate clinically validated pathways in an effort to focus on early clinical validation, followed by growth in value through indication expansion.
Artificial Intelligence (AI) is increasingly being used in the pharmaceutical industry. We are employing AI as a tool to assist in degrader discovery and optimization, which is a significant element of our current business and our future strategy. Our scientists direct the use of AI in these efforts and make all decisions on which degraders to advance through discovery.

In addition to our internal discovery strategy, we also have discovery programs in collaboration with our partners, Merck KGaA and Roche.

Collaborations and License Agreements
Pfizer Supply Agreement
On September 30, 2025, we entered into a Clinical Trial Collaboration and Supply Agreement with Pfizer Inc., or the Pfizer Agreement. Pursuant to the Pfizer Agreement, Pfizer will supply elranatamab (ELREXFIO®), a B-cell maturation antigen CD3 targeted bispecific antibody, for the Phase 1b trial evaluating the safety and tolerability of cemsidomide, an IKZF1/3 degrader, and dexamethasone in combination with elranatamab as a second-line or later therapy for patients with multiple myeloma. Under the terms of the Pfizer Agreement, Pfizer will supply elranatamab for use in the Phase 1b trial at no cost, while we will sponsor, conduct and pay the costs of the trial. The Pfizer Agreement provides that we and Pfizer will jointly own clinical data generated from the trial. The collaboration is managed by a joint development committee responsible for coordinating all regulatory and other activities under the Pfizer Agreement. Under the terms of the Pfizer Agreement, each party has various termination rights under certain circumstances, including material breach, insolvency, and other customary provisions, subject to certain conditions.
Merck KGaA Collaboration and License Agreement
In March 2024, we entered into a license and collaboration agreement with Merck KGaA, or the Merck KGaA Agreement, to discover two targeted protein degraders against critical oncogenic proteins. Pursuant to the terms of the Merck KGaA Agreement, we granted Merck KGaA a worldwide, exclusive license under certain of our intellectual property rights to develop, manufacture, and commercialize two targeted protein degraders against critical oncogenic proteins. Merck KGaA is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the Merck KGaA Agreement made an upfront cash payment of $16.0 million and agreed to fund our discovery research efforts. We are eligible to receive approximately $740 million in the aggregate in discovery, regulatory, and commercial milestone payments across the collaboration, plus tiered royalties on net sales. Royalties payable from Merck KGaA to us range from mid-single digit to low-double digit percentages, subject to reductions under certain circumstances as described in the Merck KGaA Agreement. In April 2025, the Company earned a $1.0 million milestone for the achievement of a discovery milestone for one of the collaboration targets.
The collaboration is managed by a joint research committee, or Merck KGaA JRC, and a joint steering committee, or Merck KGaA JSC, each of which is comprised of our representatives and those of Merck KGaA. Under the Merck KGaA Agreement, Merck KGaA has final decision-making authority over the Merck KGaA JSC, which has the authority to decide matters that cannot be resolved by the Merck KGaA JRC. Merck KGaA may terminate the Merck KGaA Agreement on a project-by-project basis or in its entirety upon 60 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to patent challenges, insolvency, or a material breach by the other party, subject to certain conditions.
Betta Pharma License and Collaboration Agreement
In May 2023, we entered into a license and collaboration agreement with Betta Pharma, or the Betta Pharma License Agreement, to collaborate on the development and commercialization of CFT8919, an orally bioavailable BiDAC degrader that is designed to be potent and selective against EGFR bearing an oncogenic L858R mutation, in Greater China, comprised of mainland China, Hong Kong SAR, Macau SAR and Taiwan, with us retaining rights to develop and commercialize CFT8919 in the rest of the world other than Greater China, or the C4T Territory.
Pursuant to the terms of the Betta Pharma License Agreement, we granted Betta Pharma an exclusive license under certain of our intellectual property rights to develop, manufacture and commercialize CFT8919 for all uses in humans in Greater China. Betta Pharma is responsible for all development, regulatory approval, manufacturing and commercialization costs in Greater China except where Betta Pharma acts as our agent in Greater China in connection with a global trial sponsored by us. As part of the collaboration, Betta Pharma has made an upfront cash payment of $10.0 million and we are eligible to receive up to $357.0 million in aggregate milestone payments, plus tiered royalties on net sales of CFT8919 in Greater China. Royalties payable from Betta Pharma to us range from low to mid double-digit percentages, subject to certain reductions under certain circumstances as described in the Betta Pharma License Agreement. In addition, as part of the collaboration, we have agreed to make milestone payments to Betta Pharma of up to $40.0 million following our receipt of approval of a New Drug Application for CFT8919 from the FDA, with the milestone amount based on the percentage of patients in contemplated clinical trials that were enrolled by Betta Pharma and the line of therapy of the approval. In addition, we have agreed to pay Betta Pharma tiered royalties on net sales of CFT8919 in the C4T territory in the low single digit percentage range, subject to certain reductions under certain circumstances as described in the Betta Pharma License Agreement. The royalty term for all contemplated royalties under the Betta Pharma License Agreement shall terminate on a product-by-product and country-by-country basis on the latest of (i) the twelve (12) year anniversary of the first commercial sale of such product in such country, (ii) the expiration of any regulatory exclusivity period that covers such product in such country, and (iii) the expiration of the last-to-expire licensed patent that covers such product in such country. Further, in January 2024, an affiliate of Betta Pharma purchased shares of our common stock for $25.0 million as described below.
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
Roche Amended and Restated License Agreement
We entered into an amended and restated license agreement with Roche in December 2018, or the Roche Agreement. Under the Roche Agreement, we agreed to collaborate with Roche in the research, development, manufacture, and commercialization of target-binding degrader medicines using our proprietary TORPEDO platform for the treatment of cancers and other indications. Under the Roche Agreement, we are responsible for conducting preclinical research and development activities for a number of targets selected by Roche in accordance with a target selection and replacement procedure set forth in the Roche Agreement. We are also responsible for conducting Phase 1 clinical trials for products directed to certain targets and for manufacturing activities in connection with the applicable research plans, subject to Roche’s right to assume manufacturing responsibilities at pre-defined times. We and Roche each share in the costs of these research activities.
Under the Roche Agreement, we granted Roche an exclusive option to obtain an exclusive, worldwide license, with the right to sublicense through multiple tiers, to develop and commercialize products directed at each target that is subject to the collaboration. Upon the exercise of its option for a particular target, Roche is responsible for the manufacture, development, and commercialization of products directed to that target, at its sole expense. However, we have the option to co-develop products directed to certain targets, in which case we would be responsible for a portion of the development costs associated with such co-developed products and eligible to receive increased royalties on sales of such co-developed products. We also have an option to co-detail products for which we have exercised our co-development option. If we exercise our co-detail option, we will be responsible for a portion of the co-detailing costs. We generally have the right to opt out of these co-development and co-detailing activities.
In November 2020, we signed an amendment to the Roche Agreement that provides a mechanism through which we and Roche can mutually agree to terminate the Roche Agreement on a target-by-target basis by the entry into a mutual target termination agreement. Upon a termination of this nature, the Roche Agreement, as amended, provides that all rights in know-how and intellectual property in support of products that use inhibition as their mode of action, referred to as the Roche Field, will revert to Roche and all rights in respect of know-how and intellectual property in support of products that use degradation as their mode of action, referred to as the C4T Field, will revert to us. Further, this amendment states that, following the entry into a mutual target termination agreement, Roche will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the Roche Field, and we will have rights in and responsibility for any know-how and intellectual property generated as a result of the collaboration that fits within the C4T Field. In support of this allocation of rights, Roche provided us, and we provided Roche, with a perpetual, irrevocable, fully paid up, exclusive (even as to party granting the license), sublicensable (including in multiple tiers) license to the patents that are allocated to a party under the mutual target termination agreement and a perpetual, irrevocable fully paid up, non-exclusive, sublicensable (including in multiple tiers) license to the know-how that is allocable to a party under the mutual termination agreement.
In November 2020, we and Roche mutually agreed to terminate the Roche Agreement as to the target EGFR. Further, in November 2021, July 2022, and December 2023, we and Roche mutually agreed to terminate the Roche Agreement as to BRAF and then two additional undisclosed targets. As a result, Roche is now free to pursue these targets in the Roche Field and we are free to pursue these targets in the C4T Field, and all rights in and responsibility for know-how and intellectual property related to these targets in the Roche Field reverted to the Roche parties, and all rights in and responsibility for know-how and intellectual property related to these targets in the C4T Field reverted to us, with Roche assigning the patents in the C4T Field to us. In September 2023, Roche designated a new undisclosed target to be added to the collaboration pursuant to the Roche Agreement. As a result of these efforts, two targets currently remain as part of this collaboration. In December 2023, we and Roche mutually agreed to further amend the Roche Agreement to adjust the timing of Roche's option rights to the remaining two targets to begin upon Roche’s receipt of the dose range finding data package.
Upon signing the Roche Agreement, we received upfront consideration of $40.0 million from Roche. In addition, we receive annual research funding from Roche for each active research plan and we are eligible to receive additional payments upon the achievement of predetermined research and development success criteria with respect to certain targets. In March 2025, the Company achieved a $2.0 million milestone for each of the active collaboration targets upon the progression of targets to the lead series identification achievement phase. Under the Roche Agreement, as amended, if Roche exercises its option right for either of the two remaining targets, Roche is obligated to pay an exercise fee of $8.0 million. For each target option exercised by Roche, we are eligible to receive milestone payments up to $273.0 million upon the achievement of certain research, development, and commercial milestones with respect to corresponding products, subject to certain reductions and exclusions based on intellectual property coverage. Roche is also required to pay us up to $150.0 million per target in one-time sales-based milestone payments upon the achievement of specified levels of net sales of a product directed to such target. Finally, we are eligible to receive tiered royalties ranging from mid-single digit to mid-teen percentages on net sales of products sold by Roche pursuant to its exercise of its option rights, subject to certain reductions. For sales of products for which we exercise our co-development right, the applicable royalty rates will be increased by a low-single digit percentage.
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
The collaboration is managed by a joint research committee, or the Roche JRC. The Company has control over the Roche JRC prior to Roche’s exercise of its option rights as to a particular target, with Roche assuming control of the Roche JRC thereafter.
Biogen Collaborative Research and License Agreement
In December 2018, we entered into a collaborative research and license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen, whereby we agreed to collaborate with Biogen and use our proprietary protein degrader platform to research, develop, and identify small molecule protein degraders. In February 2020, we entered into an amendment to the Biogen Agreement that provided further clarity around Biogen’s ownership of target binding moieties, which are portions of molecules, and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provides that Biogen licenses to us rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement.
Under the Biogen Agreement, we granted Biogen an exclusive license under our intellectual property, with the right to sublicense through multiple tiers, (a) for the purpose of performing candidate development activities in accordance with research and development plans agreed upon by the parties and (b) for the purpose of exploiting all degraders and products for any use in the world.
Under the terms of the Biogen Agreement, for which the research term ended in June 2023, we were responsible for conducting research and development activities for a number of targets selected by Biogen in accordance with a target selection and replacement procedure set forth in the agreement. Upon Biogen’s commencement of the IND-enabling study for a degrader directed towards each target selected by Biogen, Biogen is responsible for, and agreed to use commercially reasonable efforts to carry out, all further development, regulatory affairs, manufacturing, and commercialization for at least one product directed against each such target in certain territories.
Upon execution of the Biogen Agreement, Biogen paid us an upfront payment of $45.0 million as prepayment for candidate development activities. Upon Biogen’s receipt of degraders directed to each target that satisfy pre-defined criteria, we received payments ranging from $2.0 million to $5.0 million per target. In 2024, Biogen paid us a total of $16.0 million for two development candidates we delivered to Biogen that had commenced IND-enabling studies. In September 2025, the Company received and earned a $2.0 million milestone from Biogen after Biogen advanced BIIB142, an IRAK4 degrader that the Company delivered to Biogen, into the clinic. Further, in January 2026, the Company earned a second $2.0 million milestone from Biogen after Biogen advanced BIIB129, a BTK degrader, that was designed by us, into Phase 1 clinical development. For each target, Biogen is required to pay the Company (a) development and commercialization milestone payments totaling up to $35.0 million and (b) sales milestone payments totaling up to $26.0 million for the achievement of certain amounts of net sales of all products directed to such target, each subject to certain reductions. In addition, Biogen is required to pay us royalties on a product-by-product and country-by-country basis on the net sales of each product, at percentages in the mid-single digits, subject to certain reductions.
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
Our focus is on the discovery and development of protein degradation therapies using our TORPEDO platform. There are several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation, as well as several large pharmaceutical companies and academic institutions have disclosed investments and research in this field. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies.
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
Manufacturing of Drug Candidates
We generally obtain our supplies for our drug candidates from third party contract manufacturing organizations, or CMOs, on a purchase order basis and do not have long-term committed supply arrangements with respect to our product candidates and other materials. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements. For additional information, see the section titled “Risk Factors—Risks Related to Dependence on Third Parties—Manufacturing pharmaceutical products is complex and subject to product delays or loss for a variety of reasons. We contract with third parties for the manufacture of our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality or at the right time, which could delay, prevent or impair our development or commercialization efforts.”
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
Patents and Patent Applications
As of December 31, 2025, in total, we owned thirty-four issued United States patents, more than thirty-seven United States patent applications (which include provisional and United States utility applications), four patent applications filed under the Patent Cooperation Treaty, or PCT, sixty-four patents granted in foreign countries, and over two hundred sixty-five patent applications that are pending in foreign countries.
Our patent portfolio is generally organized into two categories: platform patent filings designed to cover inventions relating to our proprietary TORPEDO platform; and protein target-specific degrader patent filings, each of which categories is described in more detail below.
TORPEDO Platform Portfolio
We solely own our platform patent estate, which has been designed using our proprietary TORPEDO platform. As of December 31, 2025, our platform patent portfolio included twenty-five issued United States patents, seventeen pending United States patent applications, one PCT patent application, twenty-five patents granted in foreign countries, and more than ninety pending foreign patent applications. This patent portfolio covers a variety of our ligands that bind to the Cereblon E3 ubiquitin ligase, or CRBN, either alone, as part of a MonoDAC molecule, or as part of a BiDAC molecule that includes a protein ligand to a disease-modifying protein target.
Specifically, this platform portfolio consists of eighteen patent families covering the TORPEDO platform with composition of matter claims directed to various classes of CRBN ligands and degraders derived therefrom, as well as claims to associated methods of use, pharmaceutical compositions, and processes of manufacture. Patents in these families, if issued and maintained, will expire between 2037 and 2044, without taking into account potential patent term extensions or adjustments.
Products and Target Portfolio
Our patent applications directed to target-specific degraders, including our product candidates, are focused on composition of matter, pharmaceutical composition, method of use, and process of manufacture claims covering novel compounds designed to degrade disease-causing proteins. As of December 31, 2025, we owned six issued United States patents, nineteen pending United States patent applications, four PCT patent applications, three patents granted in foreign countries, and more than one hundred sixty foreign patent applications covering our degraders and product candidates.
Specifically, as of December 31, 2025, we owned five patent families (two United States patents, four United States patent applications, ten foreign patents, and sixty-seven foreign patent applications) presenting composition of matter and pharmaceutical composition claims to compounds that cause the degradation of the IKZF1/3 protein target, as well as associated methods of use to treat cancer and processes of manufacture. Four of these patent families include claims directed to compositions of matter generally and specifically covering cemsidomide, one of our lead product candidates, and associated methods of use, pharmaceutical compositions, and processes of manufacture, which if issued and maintained through the payment of all required fees, will expire in 2040, 2041, 2043 and 2046, respectively, without regard to any possible patent term extensions or adjustments. The fifth patent family (comprising one United States patent) covering our IKZF1/3 degraders is directed to a separate genus than that covered in the previous four families and, if maintained through the payment of all required fees, will expire in 2039, without regard to any possible patent term extensions or adjustments.
As of December 31, 2025, we owned two patent families (three issued United States patents, two United States patent applications, twenty-five foreign patents, and forty-five foreign patent applications) with claims directed to compositions of matter covering our EGFR degraders, including our CFT8919 product candidate, and associated methods of use, pharmaceutical compositions, and processes of manufacture. United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire in 2040 and 2042, respectively, without regard to any possible patent term extensions or adjustments.
As of December 31, 2025, we owned ten patent families (one issued United States patent, ten United States patent applications, one PCT patent application, and twenty-seven foreign patent applications) with claims directed to compositions of matter covering our BRAF degraders, and associated methods of use, pharmaceutical compositions, and processes of manufacture. United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire between 2041 and 2046, without regard to any possible patent term extensions or adjustments.
As of December 31, 2025, we owned seven patent families (three issued United States patents, five United States patent applications, two PCT patent applications, and thirty-nine foreign patent applications) with claims directed to compositions of matter covering degraders to undisclosed/other targets and associated methods of use, pharmaceutical compositions, and processes of manufacture. United States and foreign patents claiming priority to these patent applications, if granted and maintained through the payment of all required fees, will expire between 2041 and 2044, without regard to any possible patent term extensions or adjustments.
Collaboration Patent Applications Co-owned with Roche
As of December 31, 2025, we co-owned with Roche two United States patent applications pertaining to our collaboration. Our rights to these patent applications are governed by the Roche Agreement, which is described above.
Target Platform Collaborations
We work or have worked with strategic partners to expand our platform potential, including Roche, Biogen, Merck Sharp & Dohme, LLC, or Merck, and Merck KGaA. Under the agreements with each of these partners, we generally assign our solely or co-invented patent rights in development candidates to the applicable partner in exchange for financial benefits in the products under development under those agreements
Trade Secrets
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
The process required by the FDA before product candidates may be marketed in the United States generally involves the following:
•nonclinical laboratory and animal tests, some of which must be conducted in accordance with good laboratory practice, or GLP, requirements;
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
Regulatory authorities, an IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements or if the drug has been associated with unexpected serious harm to subjects. Some studies also include a data safety monitoring board, or DSMB, which receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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
The FDA may require, or companies may pursue, additional clinical trials after a product is approved. In certain instances, FDA may mandate these clinical trials, called Phase 4 trials, as a condition of approval of the product. The results of Phase 4 trials can confirm the effectiveness of a product candidate and can provide important safety information.
Clinical trials must be conducted under the supervision of qualified investigators in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial and the review and approval of the study by an IRB. Investigators must also provide information to the clinical trial sponsors to allow the sponsors to make specified financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated and a statistical analysis plan. Information about some clinical trials, including a description of the trial and trial results, must be submitted within specific timeframes to the NIH for public dissemination on www.clinicaltrials.gov. Sponsors also must disclose certain results of these clinical trials, although disclosure of results may be delayed until after the new product or new indication has been approved by the FDA.
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within 7 calendar days after the sponsor’s initial receipt of information.
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
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable degradation over its shelf life.
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
Under the FDA’s accelerated approval pathway, the FDA may approve a drug for a serious or life threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. A drug candidate approved on this basis is subject to rigorous post marketing compliance requirements, including the completion of Phase 4 or post approval clinical trials to verify and describe the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require that these trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. Under FDORA, FDA also is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by the FDA unless the sponsor is otherwise informed by the FDA.
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
The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality, and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs.
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
The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are consistent with the FDA approved labeling. Physicians, in their independent professional medical judgement, may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. However, manufacturers and third parties acting on their behalf are prohibited from marketing or promoting drugs in a manner inconsistent with the approved labeling. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Further, FDA’s Office of Prescription Drug Promotion scrutinizes promotional materials and advertising. Any materials that are false, misleading or promote unapproved uses may lead to enforcement actions and could require corrective communications.
Failure to comply with any of the FDA’s requirements could result in significant adverse enforcement actions. These may include a variety of administrative or judicial sanctions, such as refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, FDA Form 483s, warning letters, untitled letters, modification of promotional materials or labeling, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, debarment, injunctions, fines, consent decrees, corporate integrity agreements, refusals of government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, debarment, disgorgement or civil or criminal penalties, including fines and imprisonment. It is also possible that failure to comply with the FDA’s requirements relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. Any of these sanctions could result in adverse publicity, among other adverse consequences.
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
In April 2014, the EU adopted the Clinical Trials Regulation EU No 536/2014, or Clinical Trials Regulation, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. All clinical trials in the EU must now be conducted in accordance with the Clinical Trials Regulation. This regulation aims at simplifying and streamlining the approval of clinical trials in the EU; for example, the Clinical Trials Regulation provides for a streamlined application procedure via a single entry point (the Clinical Trials Information System, or CTIS), and also establishes rules on the protection of subjects and informed consent, transparency requirements, and strictly defined deadlines for the assessment of clinical trial applications.
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
European Union Expedited Review and Development
PRIME, or PRIority MEdicine, is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need and provides the possibility for accelerated assessment of products representing substantial innovation where the MAA will be made through the centralized procedure. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a major therapeutic advantage over existing treatments or benefits patients without treatment options. Products from small-and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Among the benefits of PRIME are the appointment of a rapporteur from the EMA’s scientific committees to provide continuous support and help build knowledge ahead of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. The receipt of PRIME designation does not change the standards for approval but may expedite the development or approval process. Where, during the course of development, a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
European Union Drug Review and Approval
In the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. Centralized MAs are issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, are valid throughout the EU, and in the additional countries (Iceland, Liechtenstein and Norway) of the EEA. The centralized procedure is mandatory for certain types of products, such as medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (i.e., gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. National MAs are issued by the competent authorities of the EU Member States and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Under the above described procedures, before granting the MA, the EMA or the competent authorities of the EU Member States make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
A pediatric-use marketing authorization, or PUMA, is available for medicines that are already authorized, no longer covered by an SPC or patent that qualifies as an SPC and are to be exclusively developed for use in children. A PUMA is a dedicated MA covering the indication and formulation of a medicinal product developed exclusively for use in the pediatric population, where such development has been in accordance with an approved PIP. There are various incentives to apply for a PUMA, including access to the centralized procedure even where the product would otherwise fall outside the mandatory scope of this procedure.
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
In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following the grant of an MA. During this market exclusivity period, neither the EMA nor the EC nor any of the competent authorities in the EU Member States can accept an application or grant an MA for a “similar medicinal product,” except in limited circumstances. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. An MA may be granted to a similar medicinal product to an authorized orphan product in very select cases, such as if: (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized orphan product; (ii) the MA holder for the authorized orphan product consents to the authorization of the similar medicinal product; or (iii) the MA holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. All of the aforementioned EU rules are generally applicable in the EEA.
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
•The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and
•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to drug pricing and payments and other transfers of value to physicians and other healthcare providers and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. Furthermore, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals.
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
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2031. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
The Inflation Reduction Act of 2022 (the "IRA") also included several provisions that could impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025, impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the United States government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one or more orphan disease designations and their only approved indications are for a rare disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The future of the IRA and its impact on our business and the healthcare industry in general is not yet known.
In addition, the One Big Beautiful Bill Act of 2025 imposed significant reductions in Medicaid funding, additional work requirements for certain Medicaid beneficiaries and more frequent eligibility redeterminations. These changes are expected to place increased pressure on state Medicaid budgets and could reduce enrollment, utilization and reimbursement levels for prescription drugs, including our products, which could adversely affect our business.
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.
On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.
On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.
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
Human Capital Resources
As of December 31, 2025, we had 104 full-time employees, including 40 employees with an M.D. and/or Ph.D. degree. Of these full-time employees, 69 employees were engaged in research and development activities and 35 employees were engaged in general and administrative activities. We currently have seven senior leaders, six of whom serve as executive officers. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $105.0 million and $105.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $738.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations, share issuances and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
If one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing those approved products. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
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
We had cash, cash equivalents, and marketable securities of approximately $297.1 million as of December 31, 2025. In October 2025, we sold 21,895,000 shares, or the Shares, of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 28,713,500 shares of common stock, or the Pre-Funded Warrants, as well as accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of our common stock (or, for those investors who so choose, pre-funded warrants), or the Class A Warrants, and Class B warrants to purchase an aggregate of 50,608,500 shares of our common stock (or, for those investors who so choose, pre-funded warrants), or the Class B Warrants, in an underwritten offering, or the 2025 Offering. We received net proceeds of approximately $117.0 million, after deducting the underwriting discount and commissions and estimated offering expenses. We believe that together these funds will be sufficient to fund our planned operating expenses until the end of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. We cannot predict whether any Pre-Funded Warrants, Class A Warrants, or Class B Warrants issued in the 2025 Offering will be exercised and, therefore, have not included any anticipated proceeds from the potential exercise of these warrants in our estimate of our cash runway.
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
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we expect to receive marketing approval;
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
If one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing those approved products. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
We remain early in the development lifecycle, which may make it difficult for you to evaluate the success of our business to date and assess our future viability.
We commenced operations in late 2015 and initiated our first Phase 1/2 clinical trial in 2021. Our activities to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, developing and advancing our TORPEDO platform, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates, and preparing for and conducting early-stage clinical trials. While we have conducted clinical trials and our partner Betta Pharma is conducting a clinical trial evaluating one of our product candidates, all of our other potential product candidates are still in the discovery stage. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product directly or through a third party or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had already successfully completed some or all of these types of activities in the past.
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
Until the time, if ever, when we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, share issuances, private placements, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future payments under our collaborations, we do not currently have any committed external source of funds. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of any securities we may issue in the future may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, or capital expenditures or declaring dividends.
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
Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Very few small molecule product candidates using targeted protein degradation, such as those developed through our TORPEDO platform, have been tested in humans and none of the product candidates developed through our TORPEDO platform have been approved in the United States, Europe, or any other jurisdiction. The data underlying the feasibility of developing these types of therapeutic products is both preliminary and limited. If any adverse learnings are made by other developers of targeted protein degraders, there is a risk that development of our product candidates could be materially impacted. Discovery and development of small molecules that harness the ubiquitin proteasome pathway to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry, and structural biology of the specific components of the ubiquitin-proteasome system, including E3 ligases and their required accessory proteins involved in target protein ubiquitination, as well as by challenges of engineering compounds that promote protein-to-protein interactions.
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
While we have conducted early-stage clinical trials, at this time, we have not yet completed a late stage or registrational clinical trial of any product candidate. As a result, we are continuing to assess the safety of our lead product candidate in patients. Although some of our earlier-stage product candidates have produced observable results in animal studies, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
Additionally, the regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better-known or extensively studied product candidates. Although other companies are also developing therapeutics based on targeted protein degradation, no regulatory authority has granted approval for any therapeutic of this nature at this time. As a result, it is more difficult for us to predict the time and cost of developing our product candidates and we cannot predict whether the application of our TORPEDO platform, or any similar or competitive protein degradation platforms, will result in the development of product candidates that may receive marketing approval. Any development problems we experience in the future related to our TORPEDO platform or any of our research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate, as well as from commercializing any product candidates we may develop on a timely or profitable basis, if at all.
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
We are a clinical-stage biotechnology company and, while we have product candidates in ongoing clinical trials, our other product candidates are currently in the discovery stage. As a result, the risk of failure of such product candidates is high. We have invested substantially all of our research and development efforts and associated financial resources into building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
•sufficiency of our financial and other resources;
•successful initiation of clinical trials;
•successful patient enrollment in, and conduct and completion of, clinical trials;

•receipt and related terms of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent or trade secret protection and regulatory exclusivity for our product candidates;
•making suitable arrangements with third-party manufacturers for both clinical and, if approved, commercial supplies of our product candidates;
•developing product candidates that achieve the therapeutic properties desired and appropriate for their intended indications;
•establishing sales, marketing and distribution capabilities, and launching commercial sales of our products, if approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients, the medical community, and third-party payors;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•establishing a continued acceptable safety profile of our products and maintaining that profile following approval;
•effectively competing with other therapies; and
•the skill and success of our third-party collaboration partners in accomplishing any of the aforementioned activities in the markets in which they are developing our product candidate(s) in a timely manner.
If we do not successfully achieve one or more of these objectives in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business. Moreover, if we do not receive regulatory approvals, we may not be able to continue our operations.
Relative to companies that are more established than we are or that have a larger footprint than we do, we have relatively limited experience as a company in completing preclinical studies to enable the filing of INDs, submitting INDs or commencing, enrolling, and conducting clinical trials.
Our experience as a company in completing IND-enabling preclinical studies comes from our work in commencing clinical development of our product candidates. While this work represents a substantial amount of progress, we still have relatively limited experience as a company in commencing, enrolling, and conducting clinical trials. In part because of this limited experience, while we continue to make strides in advancing our clinical trials, we cannot be certain that our planned clinical trials will begin, enroll, or be completed on time, if at all. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs upon initial IND submission, we cannot guarantee that those regulatory authorities will not change their requirements in the future. These considerations apply to previously submitted INDs described above, additional INDs that we may submit in the future and also to new clinical trials we may submit as amendments to existing or new INDs.
Further, large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control and, for each of the product candidates that is currently in clinical development, we have engaged CROs to lead our first-in-human Phase 1/2 clinical trials. Relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply applicable regulations, including good laboratory practices or good clinical practices, or GCP, as required for any studies or trials we plan to submit to regulatory authorities. We may also be unable to identify and contract with sufficient investigators, CROs, and consultants on a timely basis or at all, and we may also determine and have in the past determined after a clinical trial has commenced that a change in CRO is warranted. There can be no assurance that we will be able to negotiate, enter into, and maintain appropriate contractual arrangements with our current or potential future CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis, or at all.
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
Before obtaining regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. This testing is expensive and can take many years to complete. Further, the outcome of these activities is inherently uncertain, as failure can occur at any time during the clinical development process. Because many of our product candidates are in an early stage of development and have either never been tested in humans or have only completed early clinical trials, there is a high risk of failure. In addition, because targeted protein degraders are a relatively new class of product candidates, any failures or adverse outcomes in preclinical or clinical testing seen by other developers in this class could materially impact the success of our programs. We may never succeed in developing marketable products.
It is also possible that the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective or safe in subsequent clinical trials. The results of the dose escalation portion of our completed, ongoing, and planned first-in-human Phase 1/2 clinical trials of our product candidates may not be predictive of the results of further clinical trials of these product candidates or any other product candidates and, in the case of ongoing and planned first-in-human Phase 1/2 clinical trials, may not be sufficient to enable us to progress to the Phase 2 portion of a Phase 1/2 clinical trial. Testing on animals occurs under different conditions than testing in humans and, therefore, the results of animal studies may not accurately predict human experience.
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
Additionally, we expect that the first clinical trials for our product candidates will be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. This is the case with our completed and ongoing first-in-human clinical trials and will be the case in the first-in-human clinical trials of the additional product candidates we presently expect to advance into clinical development. Open-label clinical trials often test only the investigational product and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware or whether they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias,” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.
Any preclinical studies or clinical trials that we may conduct or have conducted may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies or clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if evidence of target degradation does not correlate with clinical efficacy, if we do not meet the clinical endpoints with statistical and clinically meaningful significance or if there are safety concerns associated with our product candidates, we may be prevented from or delayed in obtaining marketing approval for those product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.
While we have commenced clinical trials of several of our product candidates, and our partner Betta Pharma has commenced a clinical trial of another of our product candidates, we have not yet initiated clinical trials for the remainder of our product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target toxicity, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. For example, due to observed safety signals, we previously modified the dosing schedule in our Phase 1/2 clinical trial of cemsidomide.

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
The conclusions and analyses drawn from announced or published interim top-line and preliminary data from our clinical trials from time to time may change as more patient data become available. Further, all interim data that we provide remains subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, top-line, or preliminary data from our clinical trials. Interim data from clinical trials that we may conduct are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In addition, preliminary or top-line data also remains subject to audit and verification procedures that may result in the final data being different, potentially in material ways, from the preliminary data we previously announced or published. As a result, interim, top-line, and preliminary data should be viewed with caution until final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation, business, financial condition, results of operations, and prospects.
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
Clinical testing is expensive, difficult to design and implement, can take many years to enroll and complete and is uncertain as to the timing and outcome. A failure of one or more clinical trials can occur at any stage of the process or we may choose not to continue clinical development of a product candidate for a variety of other reasons, as we have done in the past. We may experience numerous unforeseen events during or as a result of clinical trials, which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
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

•we may have to suspend or terminate clinical trials of our product candidates for various reasons, including if we find that the participants are being exposed to unacceptable health risks;
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
•imposition of a clinical hold by regulatory authorities for any reason, including as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; and
•disruptions caused by any global health epidemics, which may increase the likelihood that we encounter certain of these difficulties or cause other delays in initiating, enrolling, conducting, or completing our planned clinical trials.
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
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully enroll or complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns related to our product candidates, we may:
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

Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually systemic anti-cancer therapy (e.g., chemotherapy), surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy has been shown to not be effective. Our ongoing and planned early-stage clinical trials will be with patients who have received one or more prior treatments and we expect that we would initially seek regulatory approval of our lead product candidates as second-line or later therapy. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved for second-line or third-line therapy, may not be approved for first-line therapy and, prior to seeking and/or receiving any approvals for first-line therapy, we may have to conduct additional clinical trials.
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
TPD is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation, as well as several large pharmaceutical companies and academic institutions have disclosed investments and research in this field. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, T cell or gene therapies.
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
As of December 31, 2025, we had $359.6 million federal net operating loss carryforwards and $474.9 million gross in U.S. state net operating loss carryforwards, portions of which expire at various dates through 2045. Under current law, federal net operating losses generated in tax years beginning after 2017, if any, will not expire and may be carried forward indefinitely, but our ability to deduct such federal net operating losses in tax years beginning after December 31, 2021 will be limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). It is uncertain if and to what extent various states will conform to the federal tax laws. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
As of December 31, 2025, we also had U.S. federal and state research and development tax credit carryforwards of $18.8 million and $9.2 million, respectively, which expire at various dates through 2045. These tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities.
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
While we have commenced clinical trials of several product candidates and our partner Betta Pharma has commenced a clinical trial of another of our product candidates, all of our other product candidates are still in the discovery stage at this time, which means that we have not yet evaluated any of our other product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. Any of the product candidates developed through our TORPEDO platform may cause undesirable side effects, which could arise at any time during preclinical or clinical development.
A potential risk with product candidates developed through our TORPEDO platform, or in any protein degradation product candidate, is that healthy proteins or proteins not targeted for degradation may be degraded or that the degradation of the targeted protein in and of itself could cause adverse events, undesirable side effects or unexpected characteristics or results. There is also the potential risk of delayed adverse events following treatment using product candidates developed through our TORPEDO platform.
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

We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or similar regulatory authorities outside of the United States. While we believe that we will be able to enroll a sufficient number of patients into each of our ongoing and planned clinical trials, we cannot predict with certainty how difficult it will be to enroll patients for trials, some of which are in rare indications. Our ability to identify and enroll eligible patients for clinical trials of our product candidates may turn out to be limited or we may be slower in enrolling these trials than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates and, as a result, patients who would be eligible for our clinical trials may instead elect to enroll in clinical trials of our competitors’ product candidates. Patient enrollment in clinical trials may also be affected by other factors including:
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
•the proximity and availability of clinical trial sites for prospective patients; and
•the impact of any global health epidemics, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials or by interfering with patients’ ability to return to the clinical trial site for required monitoring, procedures, or follow-up.
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
Based on the study design for a number of our product candidates, once a recommended dose is identified from the dose escalation portion of our first-in-human Phase 1/2 clinical trial, we often plan to conduct a portion of that clinical trial in combination with one or more other medicines. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we may study in combination with our product candidates. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs that we intend to deliver in combination with our product candidates, we will not be able to market our product candidates in combination with those revoked drugs.
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
While our current clinical-stage programs are focused on oncology targets, a key element of our strategy is to apply our TORPEDO platform to develop product candidates that address a broad array of targets and new therapeutic areas, such as inflammation, neuroinflammation and neurodegenerative diseases. The therapeutic discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating cancer or other diseases. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
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
Risks related to dependence on third parties
We expect to rely on third parties to conduct our current and future clinical trials and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of our clinical trials or failing to comply with contractual obligations, regulatory requirements, or our clinical protocols.
We currently rely on and plan to continue to rely on CROs to conduct our clinical trials of our product candidates. Additionally, we must contract with third-party research sites for the conduct of our clinical trials. Just as we rely on Betta Pharma to develop CFT8919 in Greater China in an efficient and effective manner, we may also similarly rely on other third party collaboration partners in the future to develop one or more of our product candidates in various territories on certain timelines. Our agreements with these CROs, sites, and other third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we were ever to need to enter into alternative arrangements or if we were to need to change a CRO for an ongoing clinical trial, which we have done in the past, we might experience delays in our clinical development activities.

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
Further, these CROs or sites may have relationships with other entities, some of which may be our peers or competitors. If the CROs or sites with whom we work do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Our failure or the failure of these third parties to comply with applicable regulatory requirements or our stated protocols could also subject us to enforcement action. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
We also currently rely on certain foreign or foreign-owned third-party vendors to manufacture certain materials used in clinical trials of our product candidates or to provide services in connection with our clinical trials or discovery activities. Our engagement with these foreign and foreign-owned vendors may be subject to new U.S. legislation or investigations, sanctions, tariffs, trade restrictions and other foreign regulatory requirements, which could cause us to need to identify alternate service providers, increase the cost or reduce the supply of materials available to us, delay the procurement or supply of these materials, delay or impact clinical trials or commercial launch of any resulting product, or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies, any of which could adversely affect our financial condition and business prospects.
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
We have existing collaborations and may enter into future collaborations, strategic alliances, or licensing arrangements with third parties for the research, development and commercialization of certain product candidates. If any of these existing or future arrangements are not successful, or if we are unable to enter into such arrangements on favorable terms or at all, we may not be able to capitalize on the market potential of those product candidates. In addition, these collaborations or other arrangements could impact our intellectual property rights and business operations.
We have the following ongoing collaborations and license arrangements involving our research and development programs:
•the Roche Agreement, with collaboration activities ongoing as to two targets,
•the Merck KGaA Agreement for the development and commercialization of two targeted protein degraders against critical oncogenic proteins that we had previously progressed within our internal discovery pipeline,
•the Betta Pharma License Agreement under which Betta Pharma received an exclusive license for the development, manufacturing and commercialization of CFT8919 in Greater China.
We may enter into similar collaboration, strategic alliances, joint ventures or licensing arrangements in the future with third parties that we believe will complement or augment our research, development, and commercialization efforts. However, it is possible that we will not be able to enter into such arrangements on favorable terms or at all, such that we may not be able to capitalize on the market potential of our current or future product candidates.
Under our current collaboration agreements, we are generally responsible for developing drug candidates leveraging our TORPEDO platform based on partner-selected targets. These agreements, as well as our agreements with prior research collaboration partners, provide that our current and past collaboration partners have exclusive rights to develop degraders for their selected and reserved targets. As a result, we are not permitted to pursue a target of potential interest – either alone or with another partner – while that target is bound by these restrictions.
Further, if our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us or elects not to pursue a program within a collaboration, we may not receive any future research funding or milestone or royalty payments under that collaboration or in respect of that terminated program. In that event, we may choose to abandon the program or to advance it independently, which would require us to commit significant additional resources. Collaborators may terminate agreements (i) for convenience (generally upon 60 to 270 days’ notice), (ii) with respect to specific targets, or (iii) for uncured material breaches. Such termination could delay our development programs, make it more difficult to attract new collaborators or adversely affect our reputation in the business and financial communities. All of the risks relating to product development, marketing approval and commercialization described in this report apply to the activities of our collaborators.
Our collaborators may fail to adequately obtain, maintain, enforce, or defend intellectual property arising from licensed programs or may use our proprietary information in a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. Generally, our collaborators have the first right to enforce and defend certain intellectual property rights under the applicable collaboration arrangement. We may have the right to assume the enforcement and defense of these intellectual property rights if our collaborator does not, but our ability to do so may be compromised by their actions. If any licensed program were to revert to us, our ability to protect any associated intellectual property or other proprietary rights may be impacted by the intellectual property filings made or other steps taken by our collaborator prior to the reversion. Further, our collaborators may own or co-own intellectual property covering our products that result from our collaboration and, in such cases, we would not have the exclusive right to commercialize the collaboration intellectual property.
Further, we face significant competition in seeking appropriate strategic partners and the negotiation process for these transactions is time-consuming, complex, and expensive. Additionally, our existing partners may decide to acquire or partner with other companies developing targeted protein degraders or directed at the targets or indications to which our product candidates are directed, which may have an adverse impact on our business prospects, financial condition and results of operations.
If we do enter into additional collaboration agreements and strategic partnerships or further license our product candidates, we may not be able to realize the benefit of those transactions if we are unable to successfully integrate them with our existing operations.
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
Our current product candidates target cancer, but cancer therapies are sometimes characterized as first-line, second-line, third-line, or subsequent line and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy – usually chemotherapy, antibody drugs, tumor-targeted small molecules, immunotherapy, hormone therapy, radiation therapy, surgery, other targeted therapies, or a combination of these therapies – proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third-line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery, and new technologies. We expect initially to seek approval of our product candidates in most instances as a later-line therapy, for use in patients with relapsed or refractory cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that any of our product candidates, even if approved as a second- or third- or subsequent line of therapy, would subsequently be approved for an earlier line of therapy. Further, it is possible that, prior to getting any approvals for our product candidates in earlier lines of treatment, we might have to conduct additional clinical trials.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Multiple executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:
•In May 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services, or HHS, to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. Notably, a similar rule promulgated during President Trump’s first term would have tied Medicare Part B reimbursement rates to the lowest price available for a drug in certain foreign countries. That rule was subject to litigation and ultimately rescinded by the Biden Administration in August 2021. In a related development, FDA Commissioner Makary announced in July 2025 that the agency is considering a new fast-track priority review voucher program for manufacturers that commit to pricing drugs in line with those in economically comparable countries. The implementation timeline and commercial implications of these proposals remain uncertain.
•In April 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act, or the IRA, to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers, or PBMs, in drug pricing and market access.
Further, the Medicare Drug Price Negotiation Program, administered by CMS as part of the Inflation Reduction Act of 2022, commonly referred to as the IRA, may apply to our products if they are selected for negotiation, which could materially reduce the amount of revenue we can generate from our products if they are approved. Prior to the enactment of the OBBBA, orphan drugs were exempt from Medicare price negotiation under the IRA only if they had received a single orphan designation and were approved solely for the corresponding rare disease or condition. The OBBBA amended this exemption to apply more broadly to provide that any orphan-designated drug is exempt from price negotiation, regardless of the number of orphan designations it has received, provided the drug’s approved indications are exclusively for those rare diseases. The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our future product candidates or business is unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our potential for revenue and our commercial prospects.
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
We rely on a combination of patents, trade secrets and confidentiality and assignment agreements to protect our intellectual property and prevent others from exploiting our platform technologies, our pipeline drug product candidates, any future drug product candidates we may develop, and their manufacture and use.
Our commercial success depends in part on our ability to obtain, maintain and enforce patents and other proprietary protection in the United States and other countries with respect to our proprietary technology, product candidates and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates; however, any disclosure to, or misappropriation by, third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thereby eroding our competitive position.
The patent prosecution process is expensive and time-consuming and we may not be able to file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In addition, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents and patent applications, covering technology that we license from third parties or that we license to our collaborators. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
The patent position of the biopharmaceutical industry generally is highly uncertain, involves complex legal and factual questions and has been the subject of extensive litigation. Publications in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. As a result, we cannot know with certainty whether we were the first to make the inventions claimed in our owned, co-owned or licensed patents or pending patent applications, or whether we were the first inventors to file for patent protection of those inventions. Accordingly, the issuance, scope, validity, enforceability and commercial value of our patent rights, or those of our collaborators, are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology, product candidates or products, in whole or in part, or that effectively prevent others from commercializing competitive technologies, product candidates and products. Changes in the patent laws or other laws or their interpretation in the United States and other countries may diminish the value of our patents and patent applications, narrow the scope of our patent protection, or cause us to be required to pay royalties to third parties. If the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
Our owned, co-owned, and licensed patent estate consists of both patents and patent applications, which are at various stages of prosecution. Even if such patent applications issue as patents, the patents may not issue in a form that provides meaningful protection, prevents competitors from competing with us, or otherwise provides any competitive advantage. Competitors may be able to circumvent our patents by developing similar or alternative technologies, product candidates, or products in a non-infringing manner.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned, co-owned and licensed patents, as well as patents obtained by our collaborators, may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate, or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology, product candidates, or products or limit the duration of the patent protection. Given the time required for the development, testing, and regulatory review of new product candidates, patents protecting our drug product candidates or products may expire before or shortly after commercialization. As a result, our patent portfolio, or that of our collaborators, may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Changes in patent laws or patent jurisprudence could diminish the value of our patents in general or increase third party challenges to our patents, thereby impairing our ability to protect our product candidates.
Patent reform legislation and evolving jurisprudence could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, made significant changes to U.S. patent law, including changes affecting patent prosecution and patent litigation, and the first-inventor-to-file provisions of the Leahy-Smith Act became effective on March 16, 2013. These changes require us to act promptly during the period from invention to filing of a patent application because a third party could file a patent application before us that is blocking to our patent filings. However, even with the intention to act promptly, circumstances could prevent us from promptly filing or prosecuting patent applications on our inventions. The Leahy-Smith Act also enlarged the scope of disclosures that qualify as prior art, which can impact our ability to obtain patent protection for an invention.
The Leahy-Smith Act also created new procedures under which third parties may challenge issued patents in the United States, including post-grant review, inter partes review and derivations proceedings, all of which are adversarial proceedings conducted at the USPTO. For patents with a priority date of March 16, 2013 or later (which is the case for all of our patent filings), third parties may seek post-grant review during the nine-month period after issuance of the patent, and may seek inter partes review thereafter. These proceedings apply standards of review that differ from federal court litigation and can result in cancellation of some or all claims in a patent. In addition, changes in USPTO rules and court decisions, including with respect to claim construction and standards applied in these proceedings, may affect the outcomes of challenges. If any of our patents are challenged in a proceeding of this nature, we may not be successful in defending the challenged patent, which could result in our losing rights under the challenged patent in whole or in part and could adversely affect our business, financial condition, results of operations and prospects.
We may become involved in lawsuits or other proceedings to protect or enforce our patents, the patents of our licensors or other intellectual property, or to defend against challenges, which could be expensive, time-consuming and unsuccessful.
Competitors may infringe our issued patents, the patents of our licensors or collaborators, or our other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims or initiate other proceedings, which can be expensive, time-consuming and unpredictable. Any claims we assert could provoke counterclaims against us alleging that we infringe third-party patents or that our patents are invalid or unenforceable.
In an infringement or enforcement proceeding, a court or other tribunal may decide that a patent of ours or our licensors or collaborators is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. In addition, the U.S. Supreme Court’s June 2024 Loper Bright Enterprises v. Raimondo decision, which overturned a long-established doctrine of courts giving deference to administrative agencies’ interpretations of statutory language and related rules and regulations, has introduced additional uncertainty regarding how courts will interpretation patent statutes and regulations and evaluate USPTO regulations, policies and decisions in future litigation involving patent validity or enforceability.

Even if resolved in our favor, litigation or other proceedings relating to intellectual property could cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. There may be public announcements of interim developments, and if securities analysts or investors perceive such developments to be negative, it could have a substantial adverse effect on the price of our common stock. These matters could substantially increase our operating losses and reduce the resources available for development and any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such matters adequately, and some competitors may be able to sustain these costs more effectively than we can.
Even if we successfully assert our patents, a court may not award remedies that sufficiently compensate us for our losses, and we may determine that we must settle these matters on terms that are unfavorable to us. If we are unable to enforce our intellectual property rights adequately against perceived infringers, our business prospects could be materially and adversely affected.
We may need to license intellectual property from third parties and such licenses may not be available, or may not be available on commercially reasonable terms.
Third parties may hold intellectual property, including patent rights, that are important or necessary to the development, manufacture or commercialization of our product candidates, products or our collaborators’ products. In that case, we or our collaborators may need to obtain a license from the applicable third party, and such a license may not be available, or may not be available on commercially reasonable terms, which could adversely affect on our business and financial condition.
The licensing and acquisition of third-party intellectual property rights is competitive. Companies that are more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party rights that we may consider necessary or attractive in order to commercialize our product candidates, and such companies may have a competitive advantage due to their size, cash resources or clinical development and commercialization capabilities. We may not be able to successfully complete such negotiations or acquire the rights to the intellectual property we seek.
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have an adverse effect on the success of our business.
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, and sell our product candidates and to use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biopharmaceutical industry, as well as administrative proceedings for challenging patents in the United States and foreign jurisdictions.
We may become party to or threatened with adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including proceedings before the USPTO (such as derivation, reexamination, post-grant review, inter partes review, or interference proceedings) and oppositions, revocations, invalidity actions and other comparable proceedings in foreign jurisdictions. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because patent applications can take many years to issue, there may be currently pending patent applications that later issue as patents that our product candidates may infringe, and we may currently unaware of relevant third-party patents or patent application with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. In addition, third parties may obtain patents in the future and claim that our product candidates or use of our technologies infringes upon these patents.
If we are found by a court of competent jurisdiction to infringe a third party’s intellectual property rights, we could be required to obtain a license to continue developing and marketing our product candidates, products, or technology. We may not be able to obtain any required license on commercially reasonable terms or at all, and any license we obtain may be non-exclusive. We could be forced, including by court order, to cease commercializing the infringing technology or product and could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have similar negative effects.
A number of other companies, as well as universities and other organizations, file and obtain patents in the same areas as our product candidates, which are TPDs, or our platform technologies, and these patent filings could be asserted against us or our collaborators in the future, which could adversely affect our business and, if successful, could lead to expensive litigation, affect the profitability of any future products and/or prohibit the sale or use of our product candidates or any future products.

Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, including AbbVie Inc., Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), BeOne Medicines USA, Inc., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Genentech, Inc., Glubio Therapeutics, Inc., Halda Therapeutics OpCo, Inc., Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis International AG, Nurix Therapeutics, Inc., Orum Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., Pfizer Inc., PhoreMost, Ltd., Plexium, Inc., Prelude Therapeutics, Inc., Inc., Roche AG, Salarius Pharmaceuticals Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., SK Life Science Labs, Inc. (a subsidiary of SK Biopharmaceuticals Co. Ltd)., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., Vicinitas Therapeutics, Inc., and others. If any such third party were to assert that its patents are infringed by any product candidate or potential future product we may develop, or by their manufacture or use, we or our collaborators may be drawn into expensive and time-consuming litigation, which could adversely affect our business prospects, financial condition and results of operations, and distract of members of our management team and employees at large. Further, if litigation of this nature were successful, it could have a material and adverse effect on the profitability of our potential future products or prohibit their sale.
We may not be aware of patent claims that are currently pending or may be filed in the future that could affect our business or product candidates. Patent applications are typically published between six and 18 months from filing and new claims can sometimes be presented in already pending applications without being visible to the public for a period of time. As a result, we cannot provide any assurance that a third party will not present or has not presented a patent claim that covers one or more of our product candidates or their methods of use or manufacture. If that were to occur and as we have done in certain past circumstances, we or our collaborators, as applicable, may need to take steps to invalidate, narrow or avoid the applicable patent or application, including through third-party submissions, oppositions, post-grant review or inter partes review proceedings, or litigation or declaratory judgment actions before a court. We or our collaborators may choose not to pursue such steps, or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license is not be available on reasonable terms, or at all, which could prevent us or our collaborators from developing, manufacturing or commercializing affected potential future products or using our proprietary technologies.
Our product candidates, if approved, will be subject to The Drug Price Competition and Patent Term Restoration Act of 1984, which is also referred to as the Hatch-Waxman Act, in the United States, which can increase the risk of litigation with generic companies trying to sell our potential future products and may cause us to lose patent protection and could adversely affect the exclusivity of any approved products.
Because our clinical candidates are pharmaceutical molecules that will be reviewed by the FDA's Center for Drug Evaluation and Research, if and when approved, they will be subject in the United States to the patent listing and litigation framework of the Hatch-Waxman Act, as amended to date, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell a generic version of our drug using bioequivalence data only. Under the Hatch-Waxman Act, we will list patents that cover our drug products, if approved, or their respective approved methods of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the Orange Book.
There are detailed rules and requirements regarding which patents may be listed in the Orange Book, and we may be unable to obtain patents that satisfy the requirements. Even if we submit a patent for listing, the FDA may decline to list it, or a generic drug manufacturer, the U.S. Federal Trade Commission or another entity may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a generic drug manufacturer may be able to seek approval without needing to provide advance notice to us with respect to any unlisted patent in connection with any ANDA filed with the FDA to obtain permission to sell a generic version of that product candidate.
n the United States, the FDA may grant five years of data exclusivity for new chemical entities, or NCEs, which are drugs that contain no active portion that has been approved by the FDA in any other new drug application, or NDA. We expect that all of our potential future products will qualify as NCEs; however, the FDA will not conduct an assessment for NCE status until it is reviewing a marketing application for that drug. A generic company can submit an ANDA to the FDA four years after approval of any of our drug products designated as an NCE. An ANDA filing is considered a technical act of patent infringement and can include certifications that the company will wait until the natural expiration date of our Orange Book listed patents to sell a generic version of our product or that one or more of our listed patents are invalid, unenforceable or not infringed. If the generic manufacturer elects the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. Such litigation is costly, time-consuming, and uncertain, may involve multiple generic challengers, and could result in earlier generic entry, loss of exclusivity, or outcomes that adversely affect the strength, validity or enforceability of our patents. We may also determine that it is necessary to settle these types of lawsuits in a manner that allows the generic company to enter our market prior to the expiration of our patents or otherwise in a manner that a may have similar adverse effects on our patents.
Pharmaceutical companies are subject to intense review by the U.S. Federal Trade Commission and comparable agencies in other countries regarding how they conduct or settle patent litigation, and we may face similar scrutiny that could result in fines, penalties or loss of rights..
The U.S. Federal Trade Commission, or FTC, has lawsuits in federal court to challenge ANDA litigation settlements between innovator and generic companies as anti-competitive. The FTC has taken the position that transfers of value in connection with a settlement, whether monetary or not monetary, may constitute an improper "reverse payment" in some circumstances, including agreements relating to the timing of an authorized generic launch.
In 2013, the U.S. Supreme Court's in FTC v. Actavis, Inc. held that certain reverse payment settlements can potentially violate antitrust laws and are subject to the standard antitrust rule-of-reason analysis, with the burden of proving that an agreement is unlawful on the FTC. The Supreme Court identified considerations relevant to that analysis, including potential adverse effects on competition, the justification for any payment or transfer of value, the patentee's ability to bring about anti-competitive harm, whether the size of the any payment may serve as a surrogate for the patent's weakness, and whether antitrust scrutiny would unduly discourage settlement.
If we face drug patent litigation, including Hatch-Waxman litigation, the FTC or other regulators may challenge our conduct or any settlement, which could affect if and how we resolve disputes and could result in significant expense, penalties or other adverse outcomes. In addition, settlements could also be challenged by third-party payors such as insurance companies, direct purchasers or others who consider themselves adversely affected by a settlement through follow-on litigation, including class actions, which can be expensive and protracted. If we were to face lawsuits of this nature, we may not be successful in defeating these claims and we may, therefore, be subject to substantial payment obligations, which we may not be able to satisfy in whole or in part.
We may not be able to obtain patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States and, as a result, our product candidates, if approved, may not have patent protection for a sufficient period.
In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits one patent term extension of up to five years beyond the normal expiration of one patent per product, which if related to a method of treatment patent, is limited to the approved indication. The extension is typically calculated based on the clinical trial and FDA review periods, subject to statutory limits, including a cap such that the extended term generally may not exceed fourteen years from the date of drug approval.
We may not receive the full benefit of a possible patent term extension, or any extension at all, for reasons including selection of an ineligible patent, failure to apply within the required time periods, failure to apply prior to patent expiration or other failure to satisfy any other requirements. In addition, the FDA and the USPTO may not agree with our assessment of eligibility or the length of any extension and may refuse to grant, or may grant a more limited extension than, what we requested. If this occurs, competitors may be able to obtain approval of competing products following patent expiration and may launch their product earlier than might otherwise be the case, which could adversely affect on our ability to generate product revenue.
In the European Union, supplementary protection certificates may be available to extend a patent term by up to five years to compensate for time lost during regulatory review, and this period may be extended to five and a half years if certain pediatric clinical data requirements are met. These certificates are currently granted by the national patent offices on a country-by-country basis, which can require significant resources and may result in certificates being granted in some, but not all, countries, or not at all.
Weakening patent laws and enforcement by courts in the United States and changes in the legal landscape may impact our ability to protect our markets.
The U.S. Supreme Court has issued opinions in patent cases in recent years that many consider may weaken patent protection in the United States, including by narrowing the scope of patent protection available in certain circumstances, limiting patentable subject matter, or otherwise making it easier to invalidate patents in court. In addition, there have been proposals for additional changes to United States and foreign patent laws that, if adopted, could impact our ability to obtain patent protection for our proprietary technology, product candidates or future products or to enforce our patents. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that may weaken our ability to obtain new patents or enforce our existing patents and patents that we might obtain in the future.
In addition, enforcement and validity challenges in foreign jurisdictions can present additional uncertainty, difficulties and cost. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. For example, we could become a party to foreign opposition proceedings, such as at the European Patent Office, or patent litigation and other proceedings in a foreign court. If so, uncertainties resulting from the initiation and continuation of such proceedings could have an adverse effect on our ability to compete in the marketplace. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.
We may be subject to claims by third parties asserting that we, our employees, consultants or contractors have misappropriated third party’s intellectual property or claiming ownership of what we regard as our own intellectual property.
We employ individuals who were previously employed at universities and at other biotechnology or pharmaceutical companies, including competitors or potential competitors. We have also received confidential and proprietary information from collaborators, prospective licensees, and other third parties that may be subject to contractual confidentiality and non-use obligations. Although we attempt to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed trade secrets or other proprietary information of a former employer or other third party, or that former employers or other third parties have an ownership interest in our patents.
Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and if we fail, we could be required to pay monetary damages, and could lose valuable intellectual property rights, such as exclusive ownership of, or the right to use valuable intellectual property. Even if we are successful, litigation could be costly, could cause reputational harm and could be a distraction to our management and other employees.
In addition, while it is our policy to require our employees, consultants, and contractors involved in developing intellectual property to execute agreements assigning any resulting intellectual property to us, we may be unsuccessful in executing such an agreement with each party who develops intellectual property that we regard as our own. Assignment agreements may not be self-executing or may be breached, and we may be forced to bring or defend claims to determine ownership of what we regard as our intellectual property. An employee or contractor could also create an invention but not inform us of it, in which case we could lose the benefit of the invention and that person could leave to develop the invention elsewhere.
Obtaining and maintaining patent protection depends on compliance with various procedural, documentary, fee payment, and other requirements imposed by governmental patent offices, and the protection of our patents could be reduced or eliminated if we fail to comply with these requirements.
Periodic maintenance fees on issued patents are due to be paid to the USPTO and annuity fees are due to be paid to foreign patent offices at various times over the life of a patent application and any resulting patent. Patent offices also impose numerous procedural, documentary, fee payment, and other requirements during patent prosecution. While inadvertent lapse can sometimes be cured by payment of late fees or other measures under applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in a jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we experience abandonment of lapse, competitors may be able to enter the market, which would adversely affect our business.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to patents, we rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, through non-disclosure, confidentiality and assignment agreements with parties who have access to them, such as our employees, corporate and scientific collaborators, contract manufacturers, consultants, advisors and other third parties.
These agreements may not effectively prevent disclosure of confidential information, may not result in effective assignment of intellectual property to us, and may not provide an adequate remedy in the event of unauthorized disclosure or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, in which case we would not be able to assert trade secret rights against that third party.

Despite our efforts, parties with access to our proprietary information, including our trade secrets, may breach their agreements and disclose or misappropriate our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing trade secret claims is difficult, expensive and time-consuming, and the outcome is unpredictable. Some courts outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets are lawfully obtained or independently developed by competitors, we would have no right to prevent their use, and our competitive position could be harmed.
We only have limited geographical protection with respect to certain of our patents and we may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting, maintaining and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. As a result, our intellectual property rights in some countries ma be less extensive than the protection we might have in the United States. In-licensing patents covering our product candidates in all countries throughout the world may similarly be prohibitively expensive or unavailable. Even in jurisdictions in which we develop or commercialize our product candidates, it may be prohibitively expensive or impractical to obtain and maintain broad patent protection.
Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection or licensed patents to develop their own products and may export otherwise infringing products to territories where we or our licensors have patent protection but where enforcement is less effective as in the United States or the European Union. These products may compete with our product candidates, and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
We may decide to abandon certain national and regional patent applications while they are still pending. The grant proceeding of each national or regional patent is an independent proceeding that may lead to situations in which applications may be rejected by the relevant patent office, while substantively similar applications are granted by others. For example, relative to other countries, China has a heightened detailed description requirement for patentability. Further, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for and launch generic versions of our potential future products. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology.
The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or regulations in the United States and the European Union, and many companies have encountered significant difficulties in protecting and defending proprietary rights in such jurisdictions. Legal systems in certain countries may not favor enforcement of patents, trade secrets or other forms of intellectual property. We could become a party to foreign opposition proceedings (such as at the European Patent Office) or patent litigation and other proceedings in foreign courts, which can be lengthy and costly; in many jurisdictions, the losing party may be required to pay the winning party's attorneys' fees.
Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert attention from other aspects of our business, and could additionally put our or our licensors’ patents at risk of being invalidated or interpreted narrowly, could increase the risk of our or our licensors’ patent applications not issuing or could provoke third parties to assert claims against us. We may not prevail in any lawsuits or proceedings, and damages or other remedies may be awarded to the adverse party, which may be commercially significant. If we prevail, damages or other remedies awarded to us, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Further, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in these countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting or are otherwise precluded from effectively protecting the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition in those jurisdictions.
In some jurisdictions, compulsory licensing laws may compel patent owners to grant licenses to third parties, and in some countries limit the enforceability of patents against government agencies or government contractors. In such countries, patent owners may have limited remedies, which could materially diminish the value of the affected patents. If we or our licensors are forced to grant licenses to third parties under patents relevant to our business, or are prevented from enforcing patent rights, our competitive position in those jurisdictions could be substantially impaired.

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
Our product candidates could fail to receive or retain marketing approval for many reasons, including the following:
•the FDA or other regulatory authorities, may disagree with the design or implementation of our clinical trials;
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
•data collected from clinical trials of our product candidates may not have sufficient validity or quality to support the submission of an NDA to the FDA or other submission to a foreign regulatory authority or to obtain marketing approval in the United States or any other country or jurisdiction;
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
Even if we receive regulatory approval of any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, FDA and comparable foreign regulatory authorities may impose additional requirements or limitations based on information we submit, such as requiring us to conduct post-approval studies in special populations that are difficult to conduct or complete. We will also be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.
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
We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
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
Section 505A of the FDC Act provides incentives to drug manufacturers who conduct studies of drugs in children. Referred to as the “pediatric exclusivity provision,” this law provides an additional six months of non-patent exclusivity to pharmaceutical manufacturers that conduct acceptable pediatric studies of new and currently-marketed drug products for which pediatric data would be beneficial pursuant to a written request by the FDA. As a result, if we received a written request for pediatric studies from the FDA, conducted pediatric clinical studies and submitted reports that were accepted by the FDA within the statutory time limits, we could receive an additional six-months of regulatory exclusivity beyond all other types of patent and non-patent exclusivity then in effect for all our approved drug products that contain the active moiety for which pediatric exclusivity was granted. However, even if we received a written request for pediatric studies from the FDA for one or more of our drug products, we may determine not to or be unable to carry out pediatric studies that comply with Section 505A of the FDCA, or we may carry out studies that are not accepted by the FDA for this purpose. If this situation were to arise, we would not receive this six-month regulatory exclusivity extension.
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
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated as a result of these factors. In addition, government funding of the SEC, and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. For example, the U.S. government has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.
Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies, including as a result of government shutdowns, such as the one that occurred must recently in October 2025, workforce furloughs, reductions in force and significant organizational changes, may slow the time necessary for review and approval (including any applications we may file with respect to our current and future product candidates), which could adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. These funding and staffing changes at the FDA, SEC or other regulatory agencies may delay review of our submissions or public filings, which in turn could negatively impact our business or operations.
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
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid or TRICARE in the United States), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. See the section entitled “Business — Coverage and Reimbursement” in this Annual Report on Form 10-K
Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for our products and related treatments will be available from third-party payors. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A decision by a third-party payor not to cover or not to separately reimburse for our medical products or therapies using our products could reduce physician utilization of our products once approved.
We cannot be sure that coverage and reimbursement in the United States and other countries will be available for our current or future product candidates or for any procedures using our current or future product candidates, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.
In the United States, no uniform policy for coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. The principal decisions about reimbursement for new medicines in the United States are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within HHS. CMS will decide whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors considered by payors in determining reimbursement are based on whether the product is:
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
Lastly, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, EU Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and they can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Approaches between EU Member States are diverging. For example, in France, effective market access will be supported by agreements with hospitals and products may be reimbursed by the French social security system. The price of medicines is negotiated with the Economic Committee for Health Products. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices in the European Union tend to be significantly lower than prices in the United States.
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
We may face potential liability under applicable privacy and data protection laws, rules, regulations, or standards or contractual obligations in the United States, the European Union, the United Kingdom, or other jurisdictions with respect to our processing of personal information, including patient health information from clinical trials sponsored by us and compliance with these evolving requirements could require significant resources and adversely affect our business.
Most healthcare providers in the U.S., including research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1966, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We could be subject to civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner not authorized or permitted by HIPAA. We may also be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is broader than the health information protected by HIPAA. Failing to keep personal information secure may lead to claims or liability under HIPAA, other applicable laws, or our contracts with HIPAA-covered entities and may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTC Act. The FTC’s guidance for securing consumers’ personal information is similar to what is required by HIPAA, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure compliance.
In the U.S., more than 20 states have passed or proposed broad comprehensive privacy laws, which are similar but may differ in material ways, and may require additional investment in compliance programs, impact data collection strategies and the availability of previously useful data and potentially increasing compliance costs or require changes in business practices and policies.
Further, the federal government and several states have restricted data transactions involving countries outside of the U.S. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons prohibits transfers of certain data, including health data, genetic data, and biospecimens to countries of concern, including China. The rule also prohibits covered businesses from engaging in certain investment agreements, employment agreements or vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Violations of these laws and regulations may be punishable by criminal or civil sanctions, result in exclusion from participation in federal and state programs or restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.
Outside of the United States, we face stringent privacy and data protection laws. The European Economic Area, or EEA, adopted the European Union General Data Protection Regulation, or EU GDPR, and the EU GDPR, as transposed into the laws of the United Kingdom, the UK GDPR, collectively referred to as the GDPR. The GDPR imposes stringent data protection compliance requirements on controllers and processors of personal data of subjects located in the EEA and UK, including special protections for health, biometric, and genetic information and provides for significant penalties for noncompliance. Further, the GDPR provides a broad right for EEA Member States to create supplemental national laws relating to the processing of health, genetic, and biometric data, potentially limiting our ability to use and share such data or causing our costs to increase, and harming our business and financial condition.
We may be subject to the supervision of local data protection authorities in jurisdictions where our business activities involve monitoring the behavior of individuals in the EEA or UK (for example, when undertaking clinical trials). The GDPR confers a private right of action on data subjects and consumer associations, introduces mandatory data breach notification requirements, requires us to maintain records of our processing activities and to document data protection impact assessments where there is high risk processing, imposes additional obligations on us when we are contracting with service providers, requires appropriate technical and organizational measures to safeguard personal data, and requires us to adopt appropriate privacy governance including policies, procedures, training, and data audits.
The GDPR also imposes strict rules on the transfer of personal data out of the EEA and UK to jurisdictions that have not been deemed to offer “adequate” privacy protections, including the United States in certain circumstances, unless a derogation or adequate international transfer safeguards exist. In certain instances, we may be required to carry out transfer impact assessments to ensure the law in the recipient country provides “essentially equivalent” personal data protections as those provided in the EEA and UK, and may be required to adopt supplementary measures if this standard is not met. Any inability to transfer personal data from the EEA to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.
We take steps to comply with the GDPR when applicable to us, but compliance is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices. Noncompliance with the GDPR or other applicable EEA and UK laws and regulations could subject us to significant financial penalties and in the event of noncompliance, or perceived noncompliance, we could be subject to litigation or adverse publicity, which could materially and adversely affect us.
The respective provisions and enforcement of the EU GDPR and UK GDPR have already and may in the future diverge and EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR and the EEA Member States may interpret GDPR obligations slightly differently, which may create additional regulatory challenges and uncertainties for us, could increase legal risk, complexity and cost to our handling of personal data and may require us to adapt our privacy and data security compliance programs.
Outside of the United States and Europe, many jurisdictions in which we have CROs or otherwise do business are also considering or have enacted comprehensive data protection legislation to which we may become subject. The global data protection landscape is rapidly evolving, and we may be or become subject to numerous federal, state and foreign laws and regulations governing the collection, use, disclosure, transfer, security and processing of personal information, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create risk in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer, use or share personal information, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort or proceedings against us.
If our CMOs, CROs or other contractors or consultants fail to comply with applicable regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates or could harm or prevent sales of any future products, or could substantially increase the costs and expenses of developing, commercializing, and marketing our product candidates or any future products.
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
We use artificial intelligence throughout our business in our ongoing effort to be innovative and increase efficiency, but the challenges we may face in its implementation and use could adversely impact our business.
As part of our continuous effort to be innovative and increase efficiency throughout our business, we employ artificial intelligence (AI) and machine learning as a tool, including to assist in degrader discovery and optimization. While there are advantages to AI and machine learning, there are also inherent risks with its use, including risks related to accuracy, AI hallucinations, cybersecurity, data privacy, information technology, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could adversely affect our business. Moreover, the regulatory landscape surrounding the use of AI, both in the U.S. and abroad, is complex and continuously evolving. In the U.S., a number of states have advanced laws focusing on AI governance and regulation. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence,” though states continue to act on AI regulation. In the European Union, the Artificial Intelligence Act recently passed, with further regulations expected to come. These new laws contribute to a complicated legislative patchwork and could subject us to increased compliance costs, and we may face costly enforcement actions or litigation in the event of any actual or perceived non-compliance. We may not be able to adequately mitigate the various risks we could face as a result of our use of AI, and this could adversely affect our business, financial condition, and operations.
Risks related to employee matters, managing growth, and operational matters
We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical personnel, sales and marketing, and other personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, Chief People Officer, and Chief Business Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development, and harm our business. While we expect to engage in an orderly transition process if and when we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel, or loss of institutional knowledge.
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
To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards that vest over time or based on the achievement of milestones. The value to our employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may, at any time, be insufficient to counteract more lucrative offers from other companies. The same may be true in respect of equity awards that vest based on the achievement of milestones. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our executive employees, these employment agreements provide for at-will employment, which means that any of our executive employees could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers, as well as junior, mid-level, and senior scientific, medical, and general and administrative personnel.
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
Our internal computer systems and those of any collaborators, vendors, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. We and certain of our service providers have experienced and may in the future experience cybersecurity incidents. If an event of this nature were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. To the extent that any disruption, security breach, incident or compromise were to result in a loss of or damage to our data or applications or the inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. Additionally, we may have data security obligations with respect to the information of third parties that we store. Unauthorized access or use of any third-party data or information of this nature could result in fines or other penalties that may impact our relationships with these third parties and our operations.
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
In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations regulate a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Other forms of misconduct could involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics and other corporate governance and compliance documents, policies and charters applicable to all of our employees. However, it is not always possible to identify and deter misconduct by employees and other third parties. Further, the precautions we take to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. If any actions of this nature are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, or curtailment of our operations, any of which could adversely affect our business prospects, financial condition, and results of operations.
Risks related to our common stock
Future sales and issuances of our common stock or rights to purchase common stock and issuances of common stock upon the exercise of outstanding warrants would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We may choose to raise additional capital in the future through the sale of shares or other securities convertible into shares, depending on market conditions, strategic considerations, and operational requirements. To the extent we raise additional capital in this manner, our stockholders will be diluted. For example, in October 2024, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, we entered into a sales agreement, or the Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. To date, we have sold 3,769,483 shares of our common stock under the 2024 ATM Program for gross proceeds of approximately $9.6 million, before deducting commissions to TD Cowen. In November 2025, we filed a registration statement on Form S-3 and related prospectus for the offering and sale of up to a maximum aggregate offering price of $125.0 million of our common stock under the 2024 ATM Program.
In addition, as of the date of this Annual Report on Form 10-K, we had outstanding Class A Warrants exercisable for 50,608,500 shares of our common stock and Class B Warrants exercisable for 50,608,500 shares of our common stock, or collectively, the Class A and B Warrants, and pre-funded warrants to purchase 28,713,500 shares of our common stock. The pre-funded warrants may be exercised at any time after the date of issuance through either a nominal cash payment or a cashless exercise, at the holder’s election, until all of the Pre-Funded Warrants are exercised in full, according to a formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful additional funds upon the exercise of the pre-funded warrants. If some or all of these Class A and B Warrants and pre-funded warrants are exercised, our stockholders could experience substantial dilution and such exercise may cause the market price of our stock to decline.
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
Our outstanding Class A Warrants and Class B Warrants may not be exercised, and we may therefore not receive any additional funds notwithstanding our issuance of these warrants.
As of the date of this Annual Report on Form 10-K, we had outstanding Class A Warrants exercisable for 50,608,500 shares of our common stock and Class B Warrants exercisable for 50,608,500 shares of our common stock. If all of these Class A and Class B Warrants were exercised for cash, we would receive an additional $224.7 million in gross proceeds from the 2025 Offering. However, the warrant holders are not currently obligated to exercise these warrants, which means that we may receive little to no additional proceeds notwithstanding our issuance of these warrants. Both the Class A and Class B Warrants have an exercise price of $2.22 per share of common stock (or $2.2199 per pre-funded warrant) and are exercisable at any time after the date of issuance. The Class A Warrants expire on the earlier of (i) 30 calendar days following the public release of nine-month median follow-up data from any expansion cohort in our planned Phase 1b trial of cemsidomide with elranatamab, or (ii) the fifth anniversary of the date of issuance. The Class B Warrants expire on the fifth anniversary of the date of issuance. The holders of these warrants are unlikely to exercise their warrants voluntarily unless our stock price is above the exercise price and we cannot provide any assurance that our stock price will meaningfully exceed the exercise price before the warrants expire. If our stock price remains at or below the exercise price, the warrants will likely expire unexercised, and we will not receive any additional funds from these warrants to support our clinical trials and operations.
While we have the right to mandatorily require exercise of the Class B Warrants, this right is subject to significant limitations. Specifically, we may only require the exercise of the Class B Warrants on or after the six-month anniversary of the date of issuance, and only if the per share closing price of our common stock on The Nasdaq Global Select Market exceeds $6.66, subject to certain adjustments, or the Mandatory Exercise Price, on each of the ten consecutive trading days prior to our notice of mandatory exercise. The Mandatory Exercise Price is three times higher than the exercise price of the Class B Warrants and substantially above our current trading price. Given current market conditions and our stock performance, the closing price of our common stock may never reach and maintain the Mandatory Exercise Price for the requisite ten-day period. Consequently, we may never be able to compel exercise of the Class B Warrants.
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
•effects of public health crises, pandemics and epidemics;
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
Our executive officers and directors, combined with our stockholders who have reported through filings made with the SEC that they own more than 5% of our outstanding common stock, in the aggregate, beneficially own a significant percentage of our shares. As a result, our executive officers and directors, combined with our greater than 5% stockholders, have the ability to control or significantly influence us through this ownership position. These stockholders, if acting together, will consequently continue to control matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:
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
Pursuant to Section 404 of Sarbanes-Oxley, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as a "smaller reporting company," we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer a smaller reporting company. As of the end of our fiscal year ended December 31, 2025, we qualified as a “non-accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and as a "smaller reporting company." Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts.
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
Our operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be impacted by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our ability to obtain clinical supplies of our product candidates, or if approved, commercial supplies for any future approved products, could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the significant volatility associated with recent geopolitical tensions, including with China, and the global conflicts, such as those between Russia and Ukraine and Israel and Hamas, have caused significant instability and disruptions in the capital and credit markets. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Global economic conditions continue to be volatile and uncertain in the United States and abroad. Our operations could be adversely affected by economic and political changes in the markets, including higher inflation rates, increasing interest rates, supply chain disruptions, recessions, trade restrictions, and economic embargoes imposed by the United States.
Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the U.S. imposed blanket tariffs on many imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Governance Related to Cybersecurity Risks
Our cyber risk management program and related operations and processes are managed by our Director of Information Technology, in consultation with the legal and human resources teams. The Director of Information Technology has primary responsibility for day-to-day management of our cyber risk management program, including monitoring for cybersecurity risks. Currently, the Director of Information Technology role is held by an individual who has over 19 years of cybersecurity, information technology, and systems engineering experience. The Director of Information Technology reports to the Chief People Officer.
The Director of Information Technology meets with the Chief People Officer periodically to monitor and review the outcomes of our cybersecurity risk management processes and to discuss and address matters related to cybersecurity risk management strategy. The Director of Information Technology, working with the General Counsel and Chief People Officer, provides periodic reports on cybersecurity risks to the audit committee, which is responsible for reviewing and overseeing the Company’s risk management processes, including cybersecurity risks. The Chief Financial Officer, Chief People Officer and General Counsel and/or other senior members of the legal team, participate in audit committee meetings, which are generally led by the Chief Financial Officer, as well as meetings of the full board of directors.
Our enterprise risk management process is overseen by our General Counsel and Chief Financial Officer. In collecting information on enterprise risk, cyber security is specifically included as a risk category, and the results of our enterprise risk assessment processes, including risks related to cybersecurity, are also discussed with the audit committee and among senior management on a periodic basis. Further, in accordance with the committee's charter, the chair of the audit committee provides periodic updates on committee activities to the full board of directors, which may include discussion of any cyber risks.

Item 2. Properties.
We currently lease approximately 111,611 square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in 2032. We sublease approximately 33,447 square feet of our office and laboratory space in Watertown, Massachusetts, under a sublease arrangement that expires in 2029. We believe that our facilities are sufficient to meet our current needs for the foreseeable future and that suitable additional space will be available as and when needed.
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
Holders
As of December 31, 2025, there were approximately 100 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Recent sales of unregistered securities
None.
Purchases of equity securities by the issuer or affiliated purchasers
Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2025.
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
Overview
We are a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation, or TPD, science to create a new generation of small-molecule medicines that transform patients’ lives. Leveraging our proprietary TORPEDO platform, we efficiently design and optimize small molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. Our strategy is to develop degraders that modulate clinically validated disease pathways with best-in-class or first-in-class potential to address significant unmet patient needs. To date, our degraders have demonstrated oral bioavailability and catalytic activity, and we have also leveraged our capability to design compounds that are brain penetrant.
Our clinical pipeline has two oncology degraders, cemsidomide, an IKZF1 and IKZF3 degrader, for multiple myeloma, or MM, and CFT8919, an EGFR L858R degrader for non-small-cell lung cancer, or NSCLC. Our discovery strategy is focused on inflammation, neuroinflammation and neurodegeneration across validated pathways with potential to be first-in-class and where there is a strong degrader rationale.
Our most advanced product candidate, cemsidomide, is an orally bioavailable MonoDAC degrader targeting of protein targets called IKZF1 and IKZF3. Cemsidomide is currently in clinical development for multiple myeloma, or MM in a Phase 2 trial in combination with dexamethasone and a Phase 1b trial exploring cemsidomide in combination with elranatamab. Pfizer will supply elranatamab for the Phase 1b trial, pursuant to the Pfizer Agreement. With a strong mechanistic rationale and well-defined biology of targeting IKZF1 and IKZF3, as well as potential best-in-class profile, cemsidomide has the opportunity to address a significant unmet need across multiple lines of therapy. In August 2021, the United States Food and Drug Administration, or FDA, granted orphan drug designation to cemsidomide for the treatment of MM. In September 2025 at the International Myeloma Society Annual Meeting and in December 2024, we shared data evaluating cemsidomide in combination with dexamethasone in MM that demonstrated a well-tolerated profile with compelling anti-myeloma activity.
Our other clinical oncology product candidate is CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of EGFR with an L858R mutation in NSCLC. CFT8919 is currently in clinical development in Greater China conducted by our collaboration partner, Betta Pharma. In preclinical studies, CFT8919 demonstrated equipotent anti-proliferation activity against the major EGFR-inhibitor resistance mutations, including L858R-C797S, L858R-T790M, and L858R-T790M-C797S compared to L858R single mutation in Ba/F3 cell models in vitro. In May 2023, we entered into an exclusive license and collaboration agreement with Betta Pharma for the development and commercialization of CFT8919 in Greater China, including mainland China, Hong Kong SAR, Macau SAR and Taiwan, with us retaining rights to develop and commercialize CFT8919 in the rest of the world. In November 2024, Betta Pharma initiated a Phase 1 clinical trial of CFT8919 in EGFR L858R NSCLC in Greater China and is continuing to progress the trial. Data generated from this trial will inform our ex-China clinical development strategy.
Beyond these initial product candidates, we are further diversifying our pipeline by developing new degraders for our own proprietary pipeline and for the pipeline we are developing in collaboration with Merck KGaA and Roche. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies, which is a key step in developing medicines with the potential to treat brain metastases in inflammation, neuroinflammation and neurodegeneration diseases, where degraders may be advantageous.

Recent Developments
In February, 2026, first patient was dosed in the Phase 2 MOMENTUM trial evaluating cemsidomide in combination with dexamethasone.
In October 2025, we entered into a supply agreement with Pfizer, pursuant to which Pfizer will supply elranatamab (ELREXFIO®), a B-cell maturation antigen CD3 targeted bispecific antibody, for the Phase 1b trial of cemsidomide in combination with elranatamab.
In October 2025, we raised $125 million in gross proceeds through an underwritten offering with the potential to earn up to $225 million in additional proceeds if the outstanding warrants are exercised.

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
For a description of our collaboration agreements with Merck KGaA, Merck Sharp & Dohme, LLC, or Merck, Betta Pharma, Roche, and Biogen, please see Note 8, Collaboration and license agreements, to the consolidated financial statements in this Annual Report on Form 10-K.
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
Impairment of long-lived assets expense
Impairment of long-lived assets expense consists of amounts that are not recoverable when the carrying amount of an asset exceeds the fair value of the asset, when changes in certain circumstances occur.
Restructuring
Restructuring expenses consist of one-time costs incurred under a reduction plan to align with the needs of the business. These costs include employee severance, benefits and related termination costs.
Other income (expense), net
Other income (expense), net primarily consists of the following:
•interest expense and amortization of our long-term debt;
•loss on extinguishment of debt; and
•interest and other income earned on our cash, cash equivalents, and marketable securities and accretion of discount on marketable securities.

Results of operations
Comparison of years ended December 31, 2025 and 2024
Revenue
Revenue from our collaboration and license agreements consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Revenue from collaboration agreements:
Merck KGaA Agreement	$18,482	$7,304
Merck Agreement	6,020	3,979
Betta Agreement	649	3,415
Roche Agreement	8,796	3,988
Biogen Agreement	2,000	16,898
Total revenue from collaboration agreements	$35,947	$35,584
The $0.4 million increase in revenue from our collaboration and license agreement in the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily driven by:
•a $11.2 million increase in revenue recognized from the Merck KGaA collaboration reflecting the prioritization of one KRAS project;
•a $4.8 million increase in revenue related to the Roche collaboration as the two active programs in the collaboration have progressed to the lead series identification achievement phase in 2025, and a milestone was earned for each program; and
•a $2.0 million increase in revenue recognized under our former exclusive license and collaboration agreement with Merck upon receipt of notice of termination in September 2025.
These increases were partially offset by:
• a $14.9 million decrease in revenue recognized under the Biogen collaboration, as the active research conducted as part of the collaboration concluded in March 2024, and a total of $16.0 million of milestones were achieved and recognized in full during 2024, compared to one $2.0 million milestone achieved and recognized in full during 2025; and
•a $2.9 million decrease in revenue recognized under the Betta Pharma collaboration, as a result higher program activity in the prior year.
Research and Development Expenses
The following table summarizes our research and development expenses (in thousands):

	Years Ended December 31,
	2025	2024
Research and development expenses:
Personnel expenses	$35,187	$36,752
Preclinical and development expenses	25,226	29,364
Clinical expenses	19,544	20,808
Facilities and supplies	14,289	12,349
Professional fees	5,375	6,731
Intellectual property and other expenses	4,619	4,633
Total research and development expenses	$104,240	$110,637

The $6.4 million decrease in research and development expense in the year ended December 31, 2025 from the year ended December 31, 2024 is primarily driven by:
•a $4.1 million decrease in preclinical development and discovery expenses as a result of higher drug development costs in 2024 related to start up costs associated with Betta Pharma's Phase 1 trial of CFT8919;
•a $1.6 million decrease in personnel expenses related to lower stock-based compensation expense;
•a $1.4 million decrease in professional fees; and
•a $1.3 million decrease in clinical expenses as a result of our completion of the Phase 1 clinical trial of CFT1946.
These decreases were partially offset by a $1.9 million increase in facilities and supplies due to the end of our sublease agreement in June 2025.
General and Administrative Expenses
The following table summarizes our general and administrative expenses (in thousands):

	Years Ended December 31,
	2025	2024
General and administrative expenses:
Personnel expenses	$25,337	$31,278
Professional fees	6,350	6,659
Facilities and supplies	3,274	2,751
Other expenses	1,235	1,436
Total general and administrative expenses	$36,196	$42,124
The $5.9 million decrease in general and administrative expense in the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily driven by a $5.9 million decrease in personnel expenses related to lower stock-based compensation expense.
Impairment of long-lived assets expense
The $10.7 million increase in impairment of long-lived assets expense for the year ended December 31, 2025, as compared to the year ended December 31, 2024, is a result of our entry into a new sublease agreement in September 2025, which commenced in February 2026 and will result in net negative cash flows over the term of the sublease.
Restructuring expenses
The $2.4 million decrease of restructuring expenses in the year ended December 31, 2025, as compared to the year ended December 31, 2024, is driven by the restructuring activities that occurred and were completed in 2024.
Other Income (Expense)
The $4.1 million decrease in other income (expense) for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was driven by lower interest income from reduced invested balances and lower interest rates in 2025.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development of our programs. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, and payments from collaboration partners. As of December 31, 2025, we had cash, cash equivalents and marketable securities of approximately $297.1 million.
In November 2021, we filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC which registers the offering, issuance, and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants, and/or units of any combination thereof. We simultaneously entered into a sales agreement with Cowen and Company, LLC (now TD Securities (USA) LLC), as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2021 ATM Program. Under this Registration Statement, the Company sold a total of 15,318,264 shares of its common stock at an average price of $5.54 per share for proceeds, net of commissions and fees, of $82.3 million. For the year ended December 31, 2025, 4,132,122 shares of common stock, for net proceeds of $24.4 million, settled under the 2021 ATM Program.
In connection with the execution of the Betta Pharma License Agreement, we entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, with Betta Pharma and an affiliate of Betta Pharma, Betta Investment (Hong Kong) Limited, or Betta Investment, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The $25.0 million of proceeds that we received were recorded as $20.0 million for the issuance of shares, with the remaining $5.0 million of premium paid on the share price recorded as consideration for revenue under the Betta Pharma License Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. Closing under the Betta Stock Purchase Agreement occurred in January 2024 (see Note 8).
In October 2024, the Company filed a registration statement on Form S-3, or the 2024 Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement, or the 2024 ATM Program. For the year ended December 31, 2025, a total of 3,769,483 shares of the Company's common stock at an average purchase price of $2.55 had been sold through the 2024 ATM Program, resulting in net proceeds of $9.4 million. No sales were made in 2024 under the 2024 ATM Program. In October 2025, the Company terminated the sales agreement prospectus related to the 2024 ATM Program.
In October 2025, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, TD Securities (USA) LLC and Evercore Group LLC, or collectively, the Underwriters, related to the 2025 Offering, of (i) 21,895,000 shares, or the Shares, of the Company’s common stock, par value $0.0001 per share, or the Common Stock; (ii) in lieu of Common Stock to certain investors, Pre-Funded Warrants to purchase an aggregate of 28,713,500 shares of Common Stock, or the Pre-Funded Warrants; (iii) accompanying Class A Warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof), or the Class A Warrants, and together with the Class B Warrants (as defined below), the Class A and Class B Warrants; and (iv) accompanying Class B Warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof), or the Class B Warrants, and together with the Pre-Funded Warrants and the Class A Warrants, the Warrants. Each Share was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of Common Stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. We received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and estimated offering expenses, of approximately $116.9 million. If all Warrants are exercised, the aggregate net proceeds to us from the 2025 Offering, after deducting underwriting discounts and commissions and estimated offering expenses, are expected to be $341.7 million.
In November 2025, the Company filed a registration statement on Form S-3, or the 2025 Registration Statement, with the SEC that became effective on December 10, 2025 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by the Company of up to $125.0 million of common stock from time to time in “at-the-market” offerings under the 2025 Registration Statement and related prospectus filed with the 2025 Registration Statement, or the 2025 ATM Program. No sales have been made under the 2025 ATM program for the year ended December 31, 2025 (See Note 9).

Cash flows
The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Years Ended December 31,
	2025	2024
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(98,694)	$(65,157)
Net cash used in investing activities	(8,601)	(51,270)
Net cash provided by financing activities	126,399	45,336
Net change in cash, cash equivalents and restricted cash	$19,104	$(71,091)
Operating activities
Net cash used in operating activities was $98.7 million for the year ended December 31, 2025 and was driven primarily by:
•our net loss of $105.0 million;
•a $18.8 million decrease in deferred revenue;
•a $6.0 million decrease in accrued expenses and other current liabilities; and
•a $5.8 million decrease in the operating lease liability.
These amounts were partially offset by $38.2 million of non-cash expense related to stock compensation expense, depreciation and amortization, and reduction in carrying amount of our right-of-use asset;
Net cash used in operating activities for the year ended December 31, 2024 was driven primarily by:
•our net loss of $105.3 million;
•a $5.2 million decrease in the operating lease liability;
•a $4.3 million increase in prepaid expenses and current and long-term assets; and
•a $1.3 million decrease in accrued expenses and other liabilities.
These amounts were partially offset by:
•a $37.9 million of non-cash expense related to stock compensation expense, depreciation, and reduction in carrying amount of our right-of-use asset;
•a $9.9 million increase in deferred revenue due to the recognition of revenue under our collaboration agreements; and
•an $8.7 million decrease in accounts receivable.
Investing activities
The $8.6 million of net cash used in investing activities for the year ended December 31, 2025 was attributable to $8.0 million for the purchases of marketable securities, net of sales and proceeds from maturities.
The $51.3 million of net cash used in investing activities for the year ended December 31, 2024 was attributable to $51.1 million for the purchases of marketable securities, net sales and proceeds from maturities.
Financing activities
The $126.4 million of net cash provided by financing activities for the year ended December 31, 2025 was primarily driven by:
•$116.9 million of net proceeds from our underwritten offering; and
•$9.3 million of net proceeds from our at-the-market offering.
The $45.3 million of net cash provided by financing activities for the year ended December 31, 2024 was primarily driven by:
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
Specifically, we anticipate that our expenses will increase in the future, if and as we:
•continue our ongoing first-in-human Phase 1/2 trials and advance our product candidates into later stage trials;
•advance additional product candidates into preclinical and clinical development;
•continue to invest in our proprietary TORPEDO platform;
•advance, expand, maintain, and protect our intellectual property portfolio;
•manage staffing needs to meet the changing needs of our business as we advance additional product candidates or continue to develop existing product candidates;
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
Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital and operating costs associated with our current and anticipated preclinical and clinical development. Our future capital requirements will depend on many factors, including:
•the progress, costs, and results of ongoing and planned first-in-human clinical trials for our lead product candidates and any future clinical development of those lead product candidates;
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt offerings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Merck KGaA, Betta Pharma, Roche, and Biogen, we do not have any committed external source of funds as of December 31, 2025. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Contractual obligations
The following is a summary of our significant contractual obligations as of December 31, 2025 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (see Note 6)	$71,125	$9,366	$21,008	$25,198	$15,553
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
Critical accounting estimates
This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or the United States GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
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
In estimating the costs expected to be incurred in the future, management uses its most recent budget and long-range plan, adjusted for any pertinent information. While this is our best estimate as of the reporting period, costs expected to be incurred in the future require management judgment as the scope and timing of research and development activities may change significantly over time. We may adjust the scope of our research and development activities based on several factors, such as additional work needed to support advancement of a product candidate or a change in the number of patients in trials. Further, research and development services may no longer be within the scope of a collaboration agreement, as has been the case with certain of our programs. The timing of when research and development costs are expected to be incurred may change as a result of external factors, such as delays caused by manufacturing or supply chain, or difficulty in enrolling patients; or internal factors, such as prioritization of programs. Our estimate of the scope and timing of research and development services performed relative to the actual scope and timing may have a significant impact on revenue recognition.
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
Since the incremental borrowing rates implicit in our leases are not readily determinable, we use the estimated incremental borrowing rates based on the information available at commencement date in determining the discount rate used to calculate the present value of lease payments. As we have no recent external borrowings, the incremental borrowing rates are determined using information on indicative borrowing rates that would be available to us based on the value and borrowing term provided by financial institutions, adjusted for company and market specific factors. This determination requires management judgment, including when determining peer groups, our own risk profile, and when adjusting for company and market specific factors.
Although we do not expect our estimates of the incremental borrowing rates to generate material differences within a reasonable range of sensitivities, judgment is involved in selecting an appropriate rate, and the rate selected for our leases will have an impact on the value of the lease liability and corresponding right-of-use asset in the consolidated balance sheets.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of December 31, 2025, we had marketable securities of $222.5 million. Our marketable securities are short-term in nature with a weighted-average maturity date of 0.6 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.
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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal year ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders within 120 days after the end of the year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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
3. Exhibits

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001–39567	10/06/2020	3.3

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	DEF14A	001–39567	04/28/2023	A

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001–39567	06/18/2025	3.1

3.4	Form of Second Amended and Restated Bylaws of the Registrant	S-1	333–248719	09/10/2020	3.5

4.1	Form of Specimen Common Stock Certificate	S-1/A	333–248719	09/28/2020	4.3

4.2	Form of Pre-Funded Warrant	8-K	001–39567	10/16/2025	4.1

4.3	Form of Class A Warrant	8-K	001–39567	10/16/2025	4.2

4.4	Form of Class B Warrant	8-K	001–39567	10/16/2025	4.3

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended					X

10.1#	2015 Stock Option and Grant Plan, as amended and forms of award agreements thereunder	S-1	333–248719	09/10/2020	10.1

10.2#	2020 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	001-39567	02/23/2023	10.2

10.3#	Form of Non-Qualified Stock Option Agreement for Inducement Grants	10-K	001-39567	02/22/2024	10.19

10.4#	2020 Employee Stock Purchase Plan	S-1/A	333–248719	09/28/2020	10.3

10.5#	Senior Executive Cash Incentive Bonus Plan	S-1	333–248719	09/10/2020	10.4

10.6#	Form of Director Indemnification Agreement	S-1	333–248719	09/10/2020	10.5

10.7#	Form of Officer Indemnification Agreement	S-1	333–248719	09/10/2020	10.6

10.8#	Form of Executive Employment Agreement	S-1	333–248719	09/10/2020	10.7

10.9#	Employment Agreement between the Registrant and Andrew Hirsch, dated September 6, 2020	S-1	333–248719	09/10/2020	10.8

10.10†	Collaborative Research and License Agreement between the Registrant and Biogen MA, Inc., dated December 28, 2018	S-1	333–248719	09/10/2020	10.10

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.11†	Amendment No. 1 to Collaborative Research and License Agreement between the Registrant and Biogen MA, Inc., dated February 25, 2020	10-K	001-39567	03/11/2021	10.11

10.12†	Amended and Restated License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated December 20, 2018	S-1	333–248719	09/10/2020	10.11

10.13†	First Amendment to the Amended and Restated License Agreement among the Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated November 12, 2020	10-K	001-39567	03/11/2021	10.13

10.14	Lease by 480 Arsenal Group LLC to the Registrant, dated July 5, 2017, as amended	S-1	333–248719	09/10/2020	10.14

10.15	Third Amendment to Lease, dated November 24, 2021, by and between C4 Therapeutics, Inc. and Columbia Massachusetts Arsenal Office Properties, LLC	8-K	001-39567	11/30/2021	10.1

10.16†	License and Collaboration Agreement, dated May 29, 2023, by and between C4 Therapeutics, Inc. and Betta Pharmaceuticals Co., Ltd.	8-K	001-39567	05/30/2023	10.1

10.17†	Research Collaboration and License Agreement dated March 1, 2024, by and between C4 Therapeutics, Inc., and Merck KGaA, Darmstadt, Germany	10-Q	001-39567	05/08/2024	10.1

10.18#	Form of Performance-Accelerated Restricted Stock Unit Award Agreement					X

19.1	Company Policy on Insider Trading and Disclosure, Special Trading Procedures for Insiders, and Rule 10b5-1 Trading Plan Policy	10-K	001-39567	02/27/2025	19.0

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Executive Compensation Recovery Policy	10-K	001-39567	02/22/2024	97

Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)
_____________________________________

#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the Securities and Exchange Commission.
*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

C4 Therapeutics, Inc.

Date: February 26, 2026	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew J. Hirsch	President, Chief Executive Officer, and Director	February 26, 2026
Andrew J. Hirsch	(Principal Executive Officer)
/s/ Kendra R. Adams	Chief Financial Officer and Treasurer	February 26, 2026
Kendra R. Adams	(Principal Financial Officer)
/s/ Mark Mossler	Chief Accounting Officer	February 26, 2026
Mark Mossler	(Principal Accounting Officer)
/s/ Ronald Cooper	Chairman and Director	February 26, 2026
Ronald Cooper
/s/ Kenneth C. Anderson, M.D.	Director	February 26, 2026
Kenneth C. Anderson, M.D.
/s/ Laura Bessen, M.D.	Director	February 26, 2026
Laura Bessen, M.D.
/s/ Stephen Fawell, Ph.D.	Director	February 26, 2026
Stephen Fawell, Ph.D.
/s/ Donna Grogan, M.D.	Director	February 26, 2026
Donna Grogan, M.D.
/s/ Utpal Koppikar	Director	February 26, 2026
Utpal Koppikar
/s/ Stephen L. Hoerter	Director	February 26, 2026
Stephen L. Hoerter
/s/ Owen Hughes	Director	February 26, 2026
Owen Hughes

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
C4 Therapeutics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of C4 Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Revenue recognition for certain research and development services
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company is party to collaboration agreements which have various performance obligations, including the promise to perform research and development (R&D) services for or on behalf of the customer. For certain collaboration agreements, the Company recognizes revenue for the transaction price allocated to each of the R&D performance obligations as the R&D services are provided, using an input method, according to costs incurred as related to the research and development target and the total costs incurred and expected to be incurred in the future to satisfy that individual performance obligation. Amounts received by the Company prior to satisfying the revenue recognition criteria are recorded as deferred revenue. For the year ended December 31, 2025, the Company recognized revenue from collaboration agreements of $35.9 million, a portion of which related to R&D services performed. In addition, as of December 31, 2025, a portion of the Company’s current and net of current deferred revenue related to R&D services to be performed.
We identified the evaluation of revenue recognition for certain R&D services as a critical audit matter. Specifically, evaluating the estimate of costs expected to be incurred in satisfying certain R&D performance obligations, including the assessment of the nature of the R&D services to be performed, involved especially challenging auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. For a selection of R&D performance obligations, we evaluated the estimate of total R&D service costs expected to be incurred by:
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
Boston, Massachusetts
February 26, 2026

C4 Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$74,603	$55,499
Marketable securities, current	173,934	189,405
Accounts receivable	2,401	3,102
Prepaid expenses and other current assets	7,172	9,761
Total current assets	258,110	257,767
Marketable securities, non-current	48,563	22,359
Property and equipment, net	4,744	5,842
Right-of-use asset	40,532	57,536
Restricted cash	3,443	3,443
Other assets	3,683	2,655
Total assets	$359,075	$349,602

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$858	$1,328
Accrued expenses and other current liabilities	13,314	19,363
Deferred revenue, current	12,493	18,712
Operating lease liability, current	6,367	5,774
Total current liabilities	33,032	45,177
Deferred revenue, net of current	15,841	28,457
Operating lease liability, net of current	53,615	59,982
Total liabilities	102,488	133,616
Commitments and contingencies (See Note 6 and Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, par value of $0.0001 per share; 300,000,000 and 150,000,000 shares authorized as of December 31, 2025 and December 31, 2024, and 96,914,418 and 70,625,899 shares issued and outstanding as of December 31, 2025 and 2024, respectively	9	7
Additional paid-in capital	995,221	849,625
Accumulated other comprehensive income	50	53
Accumulated deficit	(738,693)	(633,699)
Total stockholders’ equity	256,587	215,986
Total liabilities and stockholders’ equity	$359,075	$349,602
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Revenue from collaboration agreements	$35,947	$35,584
Operating expenses:
Research and development	104,240	110,637
General and administrative	36,196	42,124
Impairment loss on right-of-use asset	10,733	—
Restructuring	—	2,437
Total operating expenses	151,169	155,198
Loss from operations	(115,222)	(119,614)
Other income (expense), net
Interest and other income, net	10,349	14,429
Total other income, net	10,349	14,429
Loss before income taxes	(104,873)	(105,185)
Income tax expense	(121)	(131)
Net loss	$(104,994)	$(105,316)
Net loss per share - basic and diluted	$(1.27)	$(1.52)
Weighted-average number of shares - basic and diluted	82,894,459	69,372,993

Other Comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(3)	180
Comprehensive loss	$(104,997)	$(105,136)
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	60,467,188	$6	$774,618	$(127)	$(528,383)	$246,114
Issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	5,567,928	1	19,999	—	—	20,000
Issuance of common stock pursuant to the at-the-market equity program, net	4,132,122	—	24,370	—	—	24,370
Exercise of stock options and release of stock units	149,818	—	778	—	—	778
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	176,819	—	(194)	—	—	(194)
Issuance of common stock under the 2020 ESPP	110,895	—	382	—	—	382
Stock-based compensation	—	—	29,662	—	—	29,662
Unrealized gain on marketable securities	—	—	—	180	—	180
Net loss	—	—	—	—	(105,316)	(105,316)
Other	21,129	—	10	—	—	10
Balance as of December 31, 2024	70,625,899	$7	$849,625	$53	$(633,699)	$215,986
Issuance of common stock pursuant to the underwritten offering, net	21,895,000	2	116,867	—	—	116,869
Issuance of common stock pursuant to the at-the-market equity program, net	3,769,483		9,340	—	—	9,340
Exercise of stock options and release of stock units	50,000		107	—	—	107
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	349,766		(193)	—	—	(193)
Issuance of common stock under the 2020 ESPP	170,703		273	—	—	273
Stock-based compensation	—		19,099	—	—	19,099
Unrealized gain on marketable securities	—		—	(3)	—	(3)
Net loss	—		—	—	(104,994)	(104,994)
Other	53,567		103	—	—	103
Balance as of December 31, 2025	96,914,418	$9	$995,221	$50	$(738,693)	$256,587
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(104,994)	$(105,316)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	19,099	29,662
Impairment of right-of-use asset	10,733	—
Depreciation and amortization	1,959	1,818
Reduction in carrying amount of right-of-use asset	6,434	6,421
Accretion of premium on marketable securities	(2,742)	(5,396)
Other	99	6
Changes in operating assets and liabilities:
Accounts receivable	701	8,697
Prepaid expenses and other current and long-term assets	1,144	(4,328)
Accounts payable	(468)	(119)
Accrued expenses and other current liabilities	(6,049)	(1,267)
Operating lease liability	(5,774)	(5,219)
Deferred revenue	(18,836)	9,884
Net cash used in operating activities	(98,694)	(65,157)
Cash flows provided by investing activities:
Proceeds from maturities of marketable securities	219,080	233,231
Purchase of marketable securities	(227,074)	(284,321)
Purchases of property and equipment	(607)	(180)
Net cash used in investing activities	(8,601)	(51,270)
Cash flows provided by financing activities:
Proceeds from underwritten offering, net of issuance costs paid of $8.1 million	116,870	—
Proceeds from issuance of common stock pursuant to the at-the-market equity program, net	9,341	24,370
Proceeds from issuance of common stock pursuant to the Betta Pharma Stock Purchase Agreement	—	20,000
Proceeds from exercises of stock options	107	778
Payments for repurchase of common stock for tax withholding	(193)	(194)
Other	274	382
Net cash provided by financing activities	126,399	45,336

Net change in cash, cash equivalents and restricted cash	19,104	(71,091)
Cash, cash equivalents and restricted cash at beginning of period	58,942	130,033
Cash, cash equivalents and restricted cash at end of period	$78,046	$58,942

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of year	$78,046	$58,942
Less: restricted cash	(3,443)	(3,443)
Cash and cash equivalents at end of the year	$74,603	$55,499

Years Ended December 31,
The accompanying notes are an integral part of these consolidated financial statements.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of the business
We are a clinical-stage biopharmaceutical company dedicated to delivering on the promise of TPD science to create a new generation of small-molecule medicines that transform patients’ lives. By leveraging our proprietary TORPEDO platform, we have the capability to efficiently design and optimize small molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. To date, our platform has produced several novel, oral, highly catalytic and brain penetrant degraders that have demonstrated robust target degradation, several of which are progressing through clinical development and have the potential to overcome drug resistance often seen with inhibitors and improve patient outcomes.
Our clinical pipeline is comprised of two oncology programs which our research efforts are focused on inflammation, neuroinflammation, and neurodegeneration. Additionally, our partnership strategy allows us to further expand our reach in both oncology and non-oncology indications.
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
The Company has incurred recurring losses since its inception, including net losses of $105.0 million and $105.3 million for the years ended December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025, the Company had an accumulated deficit of $738.7 million. To date, the Company has not generated any revenue from product sales as none of its product candidates has been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $297.1 million as of December 31, 2025 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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
Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements if these results differ from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Areas where management uses subjective judgment include, but are not limited to, amounts and timing of revenues recognized under the Company’s research and development collaboration arrangements, prepaid and accrued research and development expense, estimates of the useful lives of long-lived assets, assessments of the impairment of long-lived assets, measurement of right-of-use assets and lease liabilities, incremental borrowing rate used in the measurement of lease liability, and valuation and recognition of share-based compensation expense. The Company assesses estimates on an ongoing basis, and bases its estimates on historical experience, known trends and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could materially differ from those estimates.
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.
For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on the statements of operations.
The Pre-Funded Warrants, Class A Warrants, and Class B warrants that the Company issued in conjunction with the 2025 Offering met the criteria for equity classification under ASC 815 and were classified as equity.
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

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
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
•The fair value of the common stock underlying shared-based awards is the quoted market price of the Company’s common stock on the date of the grant.
•The Company recognizes forfeitures as they occur.
The fair value of the awards are recognized as stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense over the remaining service period if the performance condition is considered probable of achievement using management’s best estimates. Stock-based

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
compensation expense is classified in the consolidated statement of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.
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
Net loss per share
The Company applies the two-class method to compute basic and diluted net income (loss) per share attributable to common stockholders when it has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company’s pre-funded warrants, Class A warrants, and Class B warrants participate in any dividends declared by the Company and are therefore considered to be participating securities. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The Company computes diluted (loss) earnings per share after giving consideration to the dilutive effect of stock options and unvested restricted stock that are outstanding during the period, except where such securities would be anti-dilutive.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
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
Recently adopted accounting standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 requires a company's annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption is either with a prospective method or a fully retrospective method of transition.
The Company has adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Please see additional disclosures related to income taxes in Note 12, Income Taxes, in the Notes to Consolidated Financial Statements.
Recently issued accounting standards
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. ASU 2024-03 requires enhanced disclosures of disaggregated income statement expenses. Disclosure within the notes of the financial statements for each annual and interim period should include: employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption; certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirement; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.
Note 3. Fair value measurements
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2025 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$59,857	$59,857	$—	$—
Corporate debt securities	11,476	—	11,476	—
U.S. government debt securities	3,000	—	3,000	—
Marketable securities:
Corporate debt securities	176,614	—	176,614	—
U.S. Treasury securities	29,130	—	29,130	—
U.S. government debt securities	16,753	—	16,753	—
Total cash equivalents and marketable securities	$296,830	$59,857	$236,973	$—

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
Note 4. Marketable securities
Marketable securities at December 31, 2025 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$131,038	$50	$(37)	$131,051
U.S. Treasury securities	28,107	26	(2)	28,131
U.S. government debt securities	14,756	—	(4)	14,752
Marketable securities, non-current
Corporate debt securities	45,544	33	(14)	45,563
U.S. government debt securities	2,002	—	(1)	2,001
U.S. Treasury securities	$1,000	$—	$(1)	$999
Total marketable securities, current and non-current	$222,447	$109	$(59)	$222,497
Marketable securities at December 31, 2024 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$164,469	$189	$(85)	$164,573
U.S. Treasury securities	18,291	12	(1)	18,302
U.S. government debt securities	6,527	4	—	6,531
Marketable securities, non-current
Corporate debt securities	22,424	12	(78)	22,358
Total marketable securities, current and non-current	$211,711	$217	$(164)	$211,764
Marketable securities classified as current have maturities of less than one year. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) the Company does not intend to liquidate within

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of December 31, 2025 or December 31, 2024 had remaining maturities greater than five years.
Marketable securities in unrealized loss positions as of December 31, 2025 consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	46	$80,929	$(50)
U.S. government debt securities	14	19,753	(5)
U.S. Treasury securities	5	7,502	(3)
Marketable securities in continuous unrealized loss position for greater than 12 months:
Corporate debt securities	3	3,746	(1)
Total marketable securities in unrealized loss position	68	$111,930	$(59)
Marketable securities in unrealized loss positions as of December 31, 2024 consisted of the following (in thousands, except number of securities):

	Number of Securities	Fair Value	Gross Unrealized Losses
Marketable securities in continuous unrealized loss position for less than 12 months:
Corporate debt securities	41	$62,447	$(163)
U.S. Treasury securities	2	2,981	(1)
U.S. government debt securities	1	1,986	—
Total marketable securities in unrealized loss position	44	$67,414	$(164)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at December 31, 2025 and 2024, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2025	2024
Property and equipment
Laboratory equipment	$8,819	$8,212
Leasehold improvements	4,548	4,712
Furniture and fixtures	1,435	1,435
Office equipment	621	621
Computer equipment	98	98
Total property and equipment	15,521	15,078
Less: accumulated depreciation	(10,777)	(9,236)
Total property and equipment, net	$4,744	$5,842

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Depreciation expense related to property and equipment was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Depreciation expense	$1,541	$1,473
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
In November 2021, the Company entered into an amendment to the Watertown Lease, or the Amended Lease. The Amended Lease serves to extend the lease term of the Company’s existing leased space, or the Existing Leased Space, and provides additional office and laboratory space, or the Newly Leased Space. The Amended Lease commenced in January 2022 and the Company’s obligation to pay rent on the Newly Leased Space commenced in March 2022, with the amount of this new rent obligation added to the Company’s continuing obligation to pay rent on the Existing Leased Space. The Amended Lease terminates in March 2032, which is 10 years from the rent commencement date for the Newly Leased Space. The Amended Lease is subject to fixed rate rent escalations, provides for up to $2.6 million in tenant improvements, and provides an option for the Company to extend the lease term of the Amended Lease for one additional five-year period. Upon executing the Amended Lease, the Company increased its collateral to $3.3 million, which is recorded as restricted cash on the accompanying consolidated balance sheets as of December 31, 2025 and 2024. In addition to rent, under the terms of the Amended Lease, the Company is also responsible for paying its pro rata share of costs incurred for common area maintenance, real estate taxes and property insurance related to the leased space, including both the Existing Leased Space and, as of January 2022, the Newly Leased Space, which amounts are accounted for as variable lease costs.
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
In May 2022, the Company entered into a sublease agreement with a third party, or the Sublease, for a portion of the office and laboratory space in Suite 200 at 490 Arsenal Way, Watertown, Massachusetts. The term of the Sublease ended in June 2025.
In September 2025, the Company entered into a sublease agreement with a third party, or the 2025 Sublease, for a portion of the office and laboratory space in Suite 200 at 490 Arsenal Way, Watertown, Massachusetts. The term of the 2025

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Sublease commences in February 2026 and ends in January 2029, with an option to extend for an additional two year term. This transaction triggered an impairment analysis, which resulted in the recognition of a $10.6 million impairment charge for the Suite 200 right-of-use (ROU) asset for the year ended December 31, 2025.
The impairment charge reduces the carrying value of the associated ROU asset, leasehold improvements and certain furniture and fixture assets that remained in the facility to their estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a Level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.
The elements of lease costs were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Lease cost:
Operating lease cost	$9,747	$10,030
Variable lease cost	2,649	1,843
Sublease income	(1,637)	(2,626)
Total lease cost	$10,759	$9,247
The following table summarizes the lease term and incremental borrowing rate applied in arriving at the lease liability:

	As of December 31,
	2025	2024
Remaining lease term	6.1 years	7.1 years
Incremental borrowing rate	5.3%	5.3%
Future lease payments under non-cancelable leases as of December 31, 2025 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments:
2026	$9,366
2027	9,646
2028	11,362
2029	12,413
2030	12,785
Thereafter	15,553
Total undiscounted lease payments	71,125
Less: imputed interest	(11,143)
Total operating lease liability as of December 31, 2025	$59,982
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$8,656	$7,428
Accrued research and development	3,259	10,064
Other	1,399	1,871
Total accrued expenses and other current liabilities	$13,314	$19,363

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Note 8. Collaboration and license agreements
Pfizer Collaboration and Supply Agreement
On September 30, 2025, the Company entered into a Clinical Trial Collaboration and Supply Agreement, or the Pfizer Agreement, with Pfizer, Inc., or Pfizer. Pursuant to the Pfizer Agreement, Pfizer will supply the Company with elranatamab (ELREXFIO®), a B-cell maturation antigen CD3 targeted bispecific antibody, for the Company's upcoming Phase 1b trial evaluating the safety and tolerability of cemsidomide, an IKZF1/3 degrader, and dexamethasone in combination with elranatamab as a second-line or later therapy for patients with multiple myeloma. Under the terms of the Pfizer Agreement, Pfizer will supply elranatamab for use in the trial at no cost to the Company and the Company will sponsor, conduct and pay the costs of the trial. The Pfizer Agreement provides that the Company and Pfizer will jointly own clinical data generated from the trial. The collaboration is managed by a joint development committee responsible for coordinating all regulatory and other activities under the Pfizer Agreement. Under the terms of the Pfizer Agreement, each party has various termination rights under certain circumstances, including material breach, insolvency, and other customary provisions, subject to certain conditions.
Merck KGaA Collaboration and License Agreement
On March 1, 2024, the Company entered into a license and collaboration agreement, or the Merck KGaA Agreement, with Merck KGaA, Darmstadt, Germany, or Merck KGaA, to discover two targeted protein degraders against critical oncogenic proteins.
Under the terms of the Merck KGaA Agreement, the Company granted Merck KGaA a worldwide, exclusive license under certain of the Company's intellectual property rights to develop, manufacture, and commercialize two targeted protein degraders against critical oncogenic proteins within the KRAS family. Merck KGaA is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the Merck KGaA Agreement, Merck KGaA agreed to make an upfront cash payment of $16.0 million and to fund the Company's discovery research efforts. The Company is eligible to receive approximately $740.0 million in the aggregate in discovery, regulatory, and commercial milestone payments across the collaboration, plus tiered royalties on net sales. Royalties payable from Merck KGaA to the Company range from mid-single digit to low-double digit percentages, subject to reductions under certain circumstances as described in the Merck KGaA Agreement. In April 2025, the Company earned a $1.0 million milestone for the achievement of a discovery milestone for one of the active collaboration targets, which resulted in the addition of $1.0 million to the transaction price for the collaboration.
The collaboration is managed by a joint research committee, or Merck KGaA JRC, and a joint steering committee, or Merck KGaA JSC, each of which is comprised of representatives of Merck KGaA and the Company. Under the Merck KGaA Agreement, Merck KGaA has final decision-making authority over the Merck KGaA JSC, which has the authority to decide matters that cannot be resolved by the Merck KGaA JRC. Merck KGaA may terminate the Merck KGaA Agreement on a project-by-project basis or in its entirety upon 60 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to patent challenges, insolvency, or a material breach by the other party, subject to certain conditions. As the research activities with Merck KGaA have progressed and evolved over time, there is now one target on which the parties continue to collaborate.
Merck KGaA Agreement Accounting
The Company identified two performance obligations at the outset of the Merck KGaA Agreement, represented by the two potential research and development targets. While the Company is obligated under the Merck KGaA Agreement to provide the exclusive license and perform certain research activities, the Company determined that the license, the research activities, and participation on the Merck KGaA JRC and Merck KGaA JSC are considered promised services. Participation on the Merck KGaA JRC and Merck KGaA JSC to oversee the research activities contemplated under the Merck KGaA Agreement were determined to be quantitatively and qualitatively immaterial and, therefore, were excluded from the performance obligations. The total transaction price of the Merck KGaA Agreement is allocated to the performance obligations based on their relative standalone selling price. The Company recognizes the transaction price allocated to the performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. Incremental fees for research and development services are paid at agreed upon FTE rates and recognized as revenue in the period incurred.
As of December 31, 2025, the total transaction price of $17.0 million is allocated to the one remaining performance obligation and $3.9 million remains unsatisfied.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.
Betta Pharma License and Collaboration Agreement
On May 29, 2023, the Company entered into a license and collaboration agreement, or the Betta Pharma License Agreement, with Betta Pharmaceuticals, Co. Ltd., or Betta Pharma, to collaborate on the development, manufacturing, and commercialization of CFT8919 in Greater China, comprised of mainland China, Hong Kong SAR, Macau SAR and Taiwan, with the Company retaining rights to CFT8919 in the rest of the world other than Greater China, or the C4T Territory.
Under the terms of the Betta Pharma License Agreement, the Company granted Betta Pharma an exclusive license under certain of the Company's intellectual property rights to develop, manufacture and commercialize CFT8919 for all uses in humans in Greater China. Betta Pharma is responsible for all development, regulatory approval, manufacturing and commercialization costs in Greater China except where Betta Pharma acts as the Company's agent in Greater China in connection with a global trial sponsored by the Company. As part of the collaboration, Betta Pharma made an upfront cash payment of $10.0 million to the Company and has agreed to make up to $357.0 million in aggregate milestone payments, plus tiered royalties on net sales of CFT8919 in Greater China. These payments are subject to a withholding tax by the State Taxing Authority of the People's Republic of China. Royalties payable from Betta Pharma to the Company range from low to mid double-digit percent, subject to certain reductions under certain circumstances as described in the Betta Pharma License Agreement. In addition, as part of the collaboration, the Company has agreed to make milestone payments to Betta Pharma of up to $40.0 million following the Company's receipt of approval of a New Drug Application for CFT8919 from the FDA, with the milestone amount based on the percentage of patients in contemplated clinical trials that were enrolled by Betta Pharma and the line of therapy of the approval. In addition, the Company has agreed to pay Betta Pharma tiered royalties on net sales of CFT8919 in the C4T Territory in the low single digit percent range, subject to reductions under certain circumstances as described in the Betta Pharma License Agreement.
In connection with the execution of the Betta Pharma License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, Betta Investment (Hong Kong) Limited, or Betta Investment, entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta Pharma License Agreement, or the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The closing under the Betta Stock Purchase Agreement occurred on January 4, 2024. The $25.0 million of proceeds that the Company received were recorded as $20.0 million for the issuance of shares, with the remaining $5.0 million of premium paid on the share price recorded as consideration for revenue under the Betta Pharma License and Collaboration Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. Based on a Schedule 13G filed with the SEC on January 12, 2024 and information known to the Company as of December 31, 2025, the Company believes that Betta Investment beneficially owns 4,874,550 shares of the Company’s common stock. Following the Offering (as defined Note 9), Betta Investment is no longer considered a related party to the Company based on its current holdings.
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
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical supply agreement, (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. The clinical supply agreement, or the Betta Pharma Supply Agreement, was signed on August 31, 2024. The Company recognizes the transaction price allocated to the performance obligation as the costs related to manufactured clinical supply are incurred, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The clinical manufacturing costs are paid at agreed upon rates and included in the estimated transaction price. The estimated transaction price as of December 31, 2025 is $125.0

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the closing of the Betta Stock Purchase Agreement, a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement, and the estimated consideration expected to be received from the manufactured clinical supply of $108.0 million. This estimate includes a number of assumptions, including but not limited to the duration and total volume of clinical supply to be provided by the Company pursuant to the Betta Pharma Supply Agreement. In the event there are fluctuations in the Company's assumptions, the estimates of consideration expected to be received pursuant to the Betta Pharma Supply Agreement will also change. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2025 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$20,834	$8,049
Option rights	2,397	2,397
Total	$23,231	$10,446
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheet.
Merck License and Collaboration Agreement
On December 11, 2023, the Company and Merck Sharp & Dohme, LLC, or Merck, entered into an exclusive license and collaboration agreement, or the Merck Agreement, to develop degrader-antibody conjugates, or DACs, an emerging modality designed to selectively target and neutralize disease-causing proteins in cancer cells. The Merck Agreement was terminated by Merck, effective late November 2025.
Under the terms of the Merck Agreement, the Company received a $10.0 million upfront payment in January 2024.
Merck Agreement Accounting
The Company identified one performance obligation at the outset of the Merck Agreement, which consists of: (1) the exclusive license and (2) the research activities for the initial undisclosed oncology target and the joint research plan. The Company determined that the license and research activities were not distinct from one another, as the license had limited value without the performance of the research activities by the Company. Participation on the Merck JRC to oversee the

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
research activities and the technology transfer associated with the Merck Agreement were determined to be quantitatively and qualitatively immaterial and therefore were excluded from performance obligations. The Company recognized the transaction price allocated to this performance obligation as the research and development services were provided, using an input method, in proportion to costs incurred for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The transfer of control occurs over this period and, in management’s judgment, was the best measure of progress towards satisfying the performance obligation.
As of December 31, 2025, the total transaction price of $10.0 million was allocated to the research and development services performance obligation and has been fully recognized.
Biogen Collaboration Research and License Agreement
In December 2018, the Company entered into a collaboration research and license agreement, or the Biogen Agreement, with Biogen MA, Inc., or Biogen. In February 2020, the Company and Biogen amended the Biogen Agreement to provide further clarity around Biogen’s ownership of target binding moieties (which are portions of molecules), and any related intellectual property that are directed at or bind to collaboration targets. This amendment further provided that Biogen licenses to the Company rights to use these Biogen target binding moieties and any related intellectual property as needed in order to conduct the research and development activities contemplated under the Biogen Agreement. Pursuant to the terms of the Biogen Agreement, the Company and Biogen agreed to collaborate on research activities to develop novel treatments for neurological conditions such as Alzheimer's disease and Parkinson's disease through medicines that rely on TPD as their mode of action, all of which are created using the Company’s degrader technology. Under the terms of the Biogen Agreement, the Company was engaged to develop TPD therapeutics that utilize degrader technology for up to five target proteins over a period of 54 months, ending in June 2023. On a target-by-target basis, after successful completion of a defined target evaluation period, Biogen assumes full rights and responsibility for continued development of each target. As of June 30, 2024, the research term of the Biogen Agreement has been fully satisfied.
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
In September 2025, the Company earned a $2.0 million milestone from Biogen after Biogen advanced BIIB142, a development candidate for IRAK4 that the Company delivered to Biogen, into the clinic. In April and September 2024, the Company earned payments of $8.0 million each from Biogen after Biogen accepted delivery of two development

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
candidates. The Company's performance obligation under the Biogen Agreement was fully satisfied as of March 31, 2024 and the transaction price has been fully allocated.
The Company has recognized the full amount as revenue during the year ended December 31, 2025.
Summary of revenue recognized from collaboration agreements
Revenue from collaboration agreements was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Revenue from collaboration agreements:
Merck KGaA Agreement	$18,482	$7,304
Merck Agreement	6,020	3,979
Betta Agreement	649	3,415
Roche Agreement	8,796	3,988
Biogen Agreement	2,000	16,898
Total revenue from collaboration agreements	$35,947	$35,584
Supplemental information related to the collaboration and license agreements consisted of the following in the Company’s consolidated balance sheet as of December 31, 2025 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Merck KGaA Agreement	$1,892	$3,913	$—	$3,913
Betta Agreement	9	531	14,194	14,725
Roche Agreement	500	8,049	1,647	9,696
Total	$2,401	$12,493	$15,841	$28,334
Supplemental information related to the collaboration and license agreements consisted of the following in the Company’s consolidated balance sheet as of December 31, 2024 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Merck KGaA Agreement	$2,064	$5,396	$7,977	$13,373
Merck Agreement	—	3,441	2,581	6,022
Betta Agreement	1,038	4,038	11,243	15,281
Roche Agreement	—	5,837	6,656	$12,493
Total	$3,102	$18,712	$28,457	$47,169
Supplemental financial information related to the collaboration and license agreements are (in thousands):

	Years Ended December 31,
	2025	2024
Revenue recognized that was included in the contract liability at the beginning of the period	$25,930	$12,184
Revenue recognized from performance obligations fully or partially satisfied in previous periods	1,339	—
As of December 31, 2025, the aggregate amount of the estimated transaction price allocated to performance obligations under the Merck KGaA Agreement, the Betta Agreements, and Roche Agreement that are partially unsatisfied was $135.1

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
million. The majority of the remaining transaction price to be recognized as revenue is based on the estimated manufactured clinical supply costs under the Betta Pharma collaboration. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
Note 9. Stockholders’ equity
At-The-Market Equity Program
In November 2021, the Company filed an automatically effective registration statement on Form S-3, or the Registration Statement, with the SEC that registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with Cowen and Company, LLC (now known as TD Securities (USA) LLC), as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2021 ATM Program. For the year ended December 31, 2024, the Company settled 4,132,122 shares for net proceeds of $24.4 million. As of December 31, 2024, a total of 15,318,264 shares of the Company's common stock were sold at an average price of $5.54 per share for proceeds, net of commissions and fees, of $82.3 million.
In October 2024, the Company filed a registration statement on Form S-3, or the 2024 Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement, or the 2024 ATM Program. For the year ended December 31, 2025, a total of 3,769,483 shares of the Company's common stock at an average purchase price of $2.55 had been sold through the 2024 ATM Program, resulting in net proceeds of $9.4 million. No sales were made in 2024 under the 2024 ATM Program. In October 2025, the Company terminated the sales agreement prospectus related to the 2024 ATM Program.
In November 2025, the Company filed a registration statement on Form S-3, or the 2025 Registration Statement, with the SEC that became effective on December 10, 2025 and registered the offering, issuance and sale of up to $400 million of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof, together with a sales agreement prospectus for the offer and sale of up to $125.0 million of common stock from time to time in “at-the-market” offerings under the 2025 Registration Statement and related prospectus filed with the 2025 Registration Statement, or the 2025 ATM Program. No sales have been made under the 2025 ATM program for the year ended December 31, 2025.
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
Underwritten Offering
In October 2025, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, TD Securities (USA) LLC and Evercore Group L.L.C., or collectively, the Underwriters, related to an underwritten offering, or the Offering, of (i) 21,895,000 shares, or the Shares, of the Company’s common stock, par value $0.0001 per share, or the Common Stock; (ii) in lieu of Common Stock to certain investors, pre-funded warrants to purchase an aggregate of 28,713,500 shares of Common Stock, or the Pre-Funded Warrants; (iii) accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof), or the Class A Warrants, and together with the Class B Warrants (as defined below), the Class A and Class B Warrants; and (iv) accompanying Class B warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof), or the Class B Warrants, and together with the Pre-Funded Warrants and the Class A Warrants, the Warrants. Each Share was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of Common Stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and estimated offering expenses, of approximately $116.9 million. If all Warrants are exercised, the aggregate net proceeds to

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
the Company from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses, are expected to be $341.7 million. See Note 10 for details on the Warrants.
Note 10. Warrants
In connection with the 2025 Offering, the Company issued 28,713,500 Pre-Funded Warrants, which have an initial exercise price per share of $0.0001, subject to certain adjustments. Each Pre-Funded Warrant can be exercised for one share of common stock. The Pre-Funded Warrants may be exercised at any time after the date of issuance by cash or cashless exercise, at the holder’s election, until all of the Pre-Funded Warrants are exercised in full, subject to the Beneficial Ownership Limitation. The Pre-Funded Warrants do not expire.
In connection with the 2025 Offering, the Company issued 50,608,500 Class A Warrants that can be exercised either for one share of common stock at an initial exercise price per share of $2.22 or for one pre-funded warrant for an exercise price of $2.2199, subject to certain adjustments. Each Class A Warrant is exercisable immediately and will expire on the earlier of (i) 30 calendar days following the public release of nine-month median follow-up data from any expansion cohort in the Company’s planned Phase 1b study of cemsidomide with elranatamab and (ii) the fifth anniversary of the date of issuance.
In connection with the 2025 Offering, the Company issued 50,608,500 Class B Warrants that can be exercised either for one share of common stock at an initial exercise price per share of $2.22 or for one pre-funded warrant for an exercise price of $2.2199, subject to certain adjustments. Each Class B Warrant is exercisable immediately and expire on the fifth anniversary of the date of issuance; provided that the Company may require the mandatory exercise of the Class B Warrants on or after the six-month anniversary of the date of issuance and so long as the per share closing price of the Common Stock on The Nasdaq Global Select Market on each of the ten consecutive trading days prior to the date of the Company’s notice of mandatory exercise is above $6.66, subject to certain adjustments.
The Class A and Class B Warrants are exercisable solely by means of a cash exercise; provided that, if, at the time a holder exercises its Class A Warrants, there is no effective registration statement registering, with a current prospectus available for, the issuance of the shares of Common Stock underlying such Class A or Class B Warrant or prior consent has been provided by the Company, then a holder may, elect to exercise such warrant through cashless exercise pursuant to the terms of the applicable warrant agreement. If the Company consents to a cashless exercise for a holder of Class A or Class B Warrants, a similar allowance for cashless exercise shall be provided to all holders of the same class of warrants.
All Warrants are outstanding as of December 31, 2025 and are classified as equity.
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
Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2015 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2015 Plan will be available for issuance under the 2020 Plan. As of December 31, 2025, there were 3,845,524 shares available for future grant under the 2020 Plan.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
The 2020 Plan provides for an annual increase, to be added on the first day of each fiscal year, beginning with January 1, 2021 and continuing until the expiration of the 2020 Plan, equal to the lesser of (i) 5% of the outstanding shares of common stock on the immediately preceding December 31st, or (ii) lesser number of shares determined by the administrator of the 2020 Plan, which is the Company’s Board of Directors or the Compensation Committee of the Board of Directors. On January 1, 2026, the annual increase for the 2020 Plan resulted in an additional 4,845,720 shares authorized for issuance being added to the 2020 Plan.
On March 7, 2024, the Company approved an option repricing program applicable to outstanding option awards granted to current employees of the Company under the 2020 Plan with an exercise price per share greater than or equal to $22.00. The repriced awards have new exercise prices of $11.88 per share for awards held by employees generally and $19.00 per share for awards held by members of the Company's senior leadership team. To receive the benefit of this reduced exercise price, holders of repriced option awards must not, prior to March 7, 2025, (i) voluntarily leave employment with the Company or (ii) exercise the repriced options. The repriced options otherwise remain on their existing terms and conditions as set forth in the 2020 Plan and applicable award agreements. For the years ended December 31, 2025 and 2024, the Company recorded an incremental non-cash charge of $0.4 million and $1.2 million, respectively, related to this option repricing. On October 7, 2024, the 2020 Plan was amended to prohibit the plan's administrator from reducing the exercise price of outstanding stock options or stock appreciation rights or effecting repricing through cancellation and re-grant or cancellation in exchange for cash or other awards without prior stockholder approval.
Stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Stock-based compensation expense:
Research and development	$8,977	$12,539
General and administrative	10,122	17,123
Total stock-based compensation expense	$19,099	$29,662
The following table summarizes the stock option activity under the Company’s equity awards plans for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	11,508,150	$12.00	7.70	$2,877
Granted	2,172,150	2.92
Exercised	(50,000)	2.15
Forfeited/expired	(769,813)	8.99
Outstanding as of December 31, 2025	12,860,487	$8.26	6.39	$156
Exercisable as of December 31, 2025	9,026,492	$9.66	5.69	$8
Vested and expected to vest as of December 31, 2025	12,860,487	$8.26	6.39	$156
Other information related to the option activity of the Company was as follows:

	Years Ended December 31,
	2025	2024
Weighted-average fair value of options granted	$2.33	$5.59
Intrinsic value of options exercised (in thousands)	$62	$407
As of December 31, 2025, the unrecognized compensation cost related to outstanding options was $14.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
The following table summarizes assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees:

	Years Ended December 31,
	2025	2024
Expected option life (years)	5.50 - 6.08	5.50 - 6.11
Risk-free interest rate	3.97% - 4.43%	3.56% - 4.46%
Expected volatility	96.87% - 102.94%	102.82% - 104.41%
Expected dividend yield	0.00%	0.00%
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
The following table summarizes the activity under the Company’s equity plans with respect to PSUs for the year ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	98,000	$18.17
Granted	—	—
Vested	—	—
Forfeited	(98,000)	18.17
Outstanding as of December 31, 2025	—	$—
As of December 31, 2025, the remaining 98,000 unvested PSUs had been forfeited, as the term of the performance-based vesting period expired on February 28, 2025.
Time-based restricted stock units
The Company’s Board of Directors authorized the issuance of time-based restricted stock units, or RSUs, to employees under the 2020 Plan. Vesting of the RSUs are contingent to time-based vesting conditions. These RSUs are valued on the grant date using the grant date market price of the underlying shares. Upon vesting, each RSU automatically converts into one share of the Company’s common stock.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
The following table summarizes the activity under the Company’s equity plans with respect to RSUs for the year ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,505,289	$6.61
Granted	1,954,500	3.18
Vested	(414,192)	6.48
Forfeited	(226,846)	4.59
Outstanding as of December 31, 2025	2,818,751	$4.41
As of December 31, 2025, the unrecognized compensation cost related to outstanding RSUs was $9.1 million which is expected to be recognized over a weighted-average period of 2.7 years.
Inducement grants
On three separate dates in April, September, and October 2024, the Company's Board of Directors approved the grant of non-qualified stock options to purchase shares of the Company's common stock to three new employees. Options granted under these inducement grants vest over a period of four years with 25% of the award vesting on the first anniversary of the vesting start date and the balance vesting in equal quarterly installments thereafter.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	990,360	$5.11	9.28	$40
Granted	—	—
Exercised	—	—
Forfeited/expired	(146,880)	6.32
Outstanding as of December 31, 2025	843,480	$4.90	8.27	$—
Exercisable as of December 31, 2025	344,137	$4.52	8.07	$—
Vested and expected to vest as of December 31, 2025	843,480	$4.90	8.27	$—
Other information related to the option activity of the Company was as follows:

	Years Ended December 31,
	2025	2024
Weighted-average fair value of options granted	$—	$4.94
As of December 31, 2025, the unrecognized compensation cost related to outstanding options was $2.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The following table summarizes assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees in the year ended December 31 2024:

Expected option life (years)	6.08 - 6.11
Risk-free interest rate	3.63% - 4.64%
Expected volatility	103.11% - 103.85%
Expected dividend yield	0.00%
2020 Employee Stock Purchase Plan
In September 2020, the Company’s Board of Directors adopted the C4 Therapeutics, Inc. 2020 Employee Stock Purchase Plan, or the 2020 ESPP. Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The Company may hold one or more offering periods each year during which employees will be

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
able to purchase shares under the 2020 ESPP. The Company issued 170,703 shares during the year ended December 31, 2025.
As of December 31, 2025, the Company had 2,652,916 shares available for future issuance under the 2020 ESPP. The 2020 ESPP provides for an annual increase to be added on the first day of each fiscal year, beginning with January 1, 2021 and continuing thereafter through January 1, 2030, equal to the lesser of (i) 1% of the outstanding shares of common stock on the immediately preceding December 31st, (ii) 656,714 shares, or (iii) lesser number of shares determined by the administrator of the 2020 ESPP. On January 1, 2026, the annual increase for the 2020 ESPP resulted in an additional 656,714 shares authorized for issuance being added to the 2020 ESPP.
Note 12. Income taxes
Income tax (benefit) expense consists of the following (in thousands):

	Years Ended December 31,
	2025	2024
Current tax provision:
Current federal provision	$—	$—
Current state provision	121	131
Current foreign provision	—	—
Total current provision	121	131
Deferred tax provision:
Deferred federal provision	—	—
Deferred state provision	—	—
Deferred foreign provision	—	—
Total tax provision	$121	$131
The amounts of income taxes paid (net of refunds received) disaggregated by federal, states and foreign were as follows for the tax years ended (in thousands):

	Years Ended December 31,
	2025	2024
Domestic	$—	$—
State	131	76
MA	131	76
Foreign	—	—
Total Income Taxes Paid	$131	$76

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
Tax rate reconciliation
A reconciliation of the expected income tax (benefit) expense computed at the statutory federal rate to income taxes as reflected in the consolidated financial statements was as follows:

	December 31, 2025	%
Expected provision at statutory federal rate	$(22,025)	21.0%
State and local income tax - net of federal benefit[1]	$95	(0.1)%
Foreign tax effects	$—	—%
Effect of changes in tax laws or rates enacted in the current period	$—	—%
Effect of cross-border tax laws	$—	—%
Tax Credits
R&D credits	$(3,008)	2.8%
Change in valuation allowance	$23,093	(22.0)%
Nontaxable or nondeductible items
Stock-based compensation	$1,910	(1.8)%
Other permanent difference & true up	$52	—%
Change in unrecognized tax benefits	$—	—%
Others	$4	—%
Total Income Tax Provision	$121	(0.1)%
1 State taxes in Massachusetts made up the majority (greater than 50%) of the tax effect in this category.
The Company's effective tax rate as of December 31, 2025, was primarily driven by income taxes related to the C4T Securities Corporation, a Massachusetts security corporation. This resulted in a tax provision of $0.1 million and effective tax rate of (0.1)%.
As previously disclosed for the tax year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

December 31, 2024
Income tax benefit computed at federal statutory tax rate	21.0%
Stock-based compensation	(4.2)%
State tax - net of federal	6.4%
State credits	1.3%
Federal credits	3.0%
Valuation allowance	(26.6)%
Withholding Tax	—%
Other permanent differences	(1.0)%
Total	(0.1)%
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

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$100,151	$62,429
Capitalized Research and Experimental Expenditures	50,877	68,370
R&D and investment tax credits	27,984	23,646
Deferred revenue	6,160	6,671
Stock-based compensation	13,684	11,003
Operating lease liability	17,395	19,083
Capitalized start-up costs	230	392
Other	22	25
Total gross deferred tax assets	216,503	191,619
Deferred tax liabilities:
Right-of-use asset	(11,754)	(16,697)
Fixed assets	(1,112)	(1,382)
Total deferred tax liabilities	(12,866)	(18,079)
Less: valuation allowance	(203,637)	(173,540)
Net deferred taxes	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of the deferred tax assets. As of December 31, 2025 and 2024, based on the Company’s historical operating losses, the Company has concluded that it is more-likely-than-not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets as of December 31, 2025 and 2024. The valuation allowance for deferred tax assets as of December 31, 2025 and 2024 was $203.6 million and $173.5 million, respectively. The net valuation allowance increased $30.0 million and $28.0 million during the years ended December 31, 2025 and 2024, respectively. The change during the year ended December 31, 2025 was primarily due to the increase in net operating loss, or NOL, and tax credits carryforward, and a decrease in capitalization of research and experimental expenditures.
As of December 31, 2025 and 2024, the Company had $359.6 million and $222.8 million gross United States federal NOL carryforwards, respectively, which may be available to offset future taxable income. The Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, will generally allow federal losses generated after 2017 to be carried over indefinitely, but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended, or IRC). In addition, there will be no carryback for losses generated after 2017. Losses generated prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. For U.S. federal income tax purposes, the Company has federal NOLs generated after 2017 of $359.6 million, which do not expire. The Company does not have any available NOLs generated prior to 2019 as they were fully utilized in 2019. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, temporarily allows the Company to carryback NOLs arising in 2018, 2019 and 2020 to the five prior tax years. In addition, NOLs generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA.
As of December 31, 2025 and 2024, the Company has total gross United States state NOL carryforwards of $474.9 million and $338.3 million, respectively, which may be available to offset future taxable income that expire at various dates through 2045.
As of December 31, 2025 and 2024, the Company has United States federal research credit carryforwards of $18.8 million and $15.8 million, respectively, which are available to offset future federal income tax liabilities, which expire at various dates through 2045. As of December 31, 2025 and 2024, the Company has United States state credit carryforwards of $9.2 million and $7.8 million, respectively, which are available to reduce future tax liabilities which expire at various dates through 2040.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
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
The Company will recognize interest and/or penalties related to unrecorded tax benefits in income tax expense as they arise. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to unrecorded tax benefits.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2022 through present. To the extent that the Company has tax attribute carryforwards, the tax years in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Services or State tax authorities to the extent utilized in a future period. The Company is not currently under examination by any tax authorities.
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

	Years Ended December 31,
	2025	2024
Class A Warrants	50,608,500	—
Class B Warrants	50,608,500	—
Options to purchase common stock	13,703,967	11,849,611
Restricted Stock Units	2,818,751	1,443,319
	117,739,718	13,292,930
Holders of the Company's Class A and Class B Warrants participate in dividends on an as-converted basis when declared on common stock. As a result, both Class A and Class B Warrants meet the definition of a participating security, which requires the application of the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as the Class A and Class B Warrants are participating securities, it is required to calculate diluted net income per share under the if-converted method in addition to the two-class method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to stockholders is performed as the holders of our Class A and Class B Warrants are not contractually obligated to participate in the Company's losses.
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Potential common shares that are issuable for little or no cash consideration, such as the Company’s Pre-Funded Warrants issued with a de minimis exercise price of $0.0001 per share, respectively, are considered outstanding common shares which are included in the calculation of basic and diluted net income (loss) per share in all circumstances. Diluted earnings per share is computed using the weighted average number of Common Stock and, if

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued
dilutive, potential Common Stock outstanding during the period. Potential Common Stock consists of the incremental Common Stock issuable upon the exercise of stock options and warrants (in thousands, except share and per share data):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss —basic and diluted	$(104,994)	$(105,316)
Denominator:
Weighted-average common stock outstanding	76,915,757	69,372,993
Weighted average of pre-funded warrants exercisable for nominal consideration	5,978,702	—
Weighted-average number of shares—basic and diluted	82,894,459	69,372,993
Net loss per share —basic and diluted	$(1.27)	$(1.52)
Note 14. Defined contribution plan
The Company has a 401(k) retirement plan, the 401(k) Plan, whereby all employees may contribute up to 90% of their eligible compensation, up to the maximum allowable amount set by the Internal Revenue Service. The Company matches 100% of contributions to the 401(k) Plan up to 3%, and matches an additional 50% of contributions up to 5%, for a total potential match of 4% for each employee. During each of the years ended December 31, 2025 and 2024, the Company contributed approximately $1.1 million and $0.9 million, respectively, to the 401(k) Plan.
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
Note 17. Segment Reporting
The Company operates as one operating segment. The Company's chief operating decision maker, or CODM, is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses operating expenses to monitor budget versus actual results for purposes of evaluating performance and to make decisions about the allocation of resources. The CODM does not utilize revenue in their decision-making process as a significant amount of the revenues recognized by the Company are derived from the upfront payments received from our collaboration partners (see Footnote 8 for further details).
The financial metrics used by the CODM to make key operating decisions consist of development, research, and general and administrative expenses.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024.

C4 Therapeutics, Inc.
Notes to Consolidated Financial Statements — Continued

(in thousands)	Year Ended December 31,
	2025	2024
Operating expenses:
Development expenses	52,099	59,003
Research expenses	33,495	30,815
General and administrative	35,743	33,281
Segment operating expenses	121,337	123,099
Reconciliation of profit or loss
Non-operating income	(10,228)	(14,298)
Adjustments or reconciling items(1)	(6,115)	(3,485)
Consolidated net loss	$(104,994)	$(105,316)
(1) The reconciling items include revenue, stock-based compensation expense, and impairment of long-lived assets expense for the year ended December 31, 2025. The reconciling items include revenue, stock-based compensation expense, and restructuring expense for the year ended December 31, 2024.