Form 10-Q
period 2026-03-31
C4 Therapeutics, Inc.
filed 2026-05-12
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 110,567,222 shares of common stock, $0.0001 par value per share, outstanding.

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
•the ability and willingness of our third-party strategic collaborators to continue research, development, and manufacturing activities relating to our product candidates, including our ability to advance programs under our existing collaboration agreements with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, Betta Pharmaceuticals Co., Ltd., or Betta Pharma, and Merck KGaA, Darmstadt, Germany, or MKDG, or other new collaboration agreements;
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
NOTE REGARDING TRADEMARKS
We own or have rights to various trademarks, service marks and trade names that are used in connection with the operation of our business, including our company name, C4 Therapeutics, our logo, the name of our TORPEDO technology platform and the names of our BIDAC and MONODAC protein degrader product candidates. This Form 10-Q may also contain trademarks, service marks, and trade names of third parties, including, without limitation, our collaboration partners Roche, Biogen, MKDG, and Pfizer Inc., or Pfizer, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names, or products in this Form 10-Q is not intended to and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks, and trade names referred to in this Form 10-Q may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks, and trade names.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$61,274	$74,603
Marketable securities, current	174,397	173,934
Accounts receivable	2,883	2,401
Prepaid expenses and other current assets	6,817	7,172
Total current assets	245,371	258,110
Marketable securities, non-current	32,600	48,563
Property and equipment, net	4,492	4,744
Right-of-use asset	39,090	40,532
Restricted cash	3,443	3,443
Other assets	3,865	3,683
Total assets	$328,861	$359,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$773	$858
Accrued expenses and other current liabilities	9,830	13,314
Deferred revenue, current	10,124	12,493
Operating lease liability, current	6,522	6,367
Total current liabilities	27,249	33,032
Deferred revenue, net of current	15,440	15,841
Operating lease liability, net of current	51,925	53,615
Total liabilities	94,614	102,488
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized as of March 31, 2026, and December 31, 2025, respectively, and 104,036,350 and 96,914,418 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10	9
Additional paid-in capital	998,381	995,221
Accumulated other comprehensive income	(322)	50
Accumulated deficit	(763,822)	(738,693)
Total stockholders’ equity	234,247	256,587
Total liabilities and stockholders’ equity	$328,861	$359,075
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue from collaboration agreements	$6,152	$7,238
Operating expenses:
Research and development	24,606	27,072
General and administrative	9,331	9,330
Total operating expenses	33,937	36,402
Loss from operations	(27,785)	(29,164)
Other income, net:
Interest and other income, net	2,656	2,842
Total other income, net	2,656	2,842
Net loss	$(25,129)	$(26,322)
Net loss per share − basic and diluted	$(0.20)	$(0.37)
Weighted-average shares outstanding − basic and diluted	126,074,555	70,833,044

Other comprehensive loss:
Unrealized loss on marketable securities	(372)	(10)
Comprehensive loss	$(25,501)	$(26,332)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	96,914,418	$9	$995,221	$50	$(738,693)	$256,587
Issuance of common stock upon exercise of warrants	6,187,000	1	—	—	—	1
Issuance of common stock upon exercise of stock options	271,175	—	605	—	—	605
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	606,925	—	(200)	—	—	(200)
Issuance of common stock under 2020 ESPP	43,361	—	56	—	—	56
Stock-based compensation	—	—	2,671	—	—	2,671
Change in unrealized loss, net on marketable securities	—	—	—	(372)	—	(372)
Net loss	—	—	—	—	(25,129)	(25,129)
Other	13,471	—	28	—	—	28
Balance as of March 31, 2026	104,036,350	$10	$998,381	$(322)	$(763,822)	$234,247
See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	70,625,899	$7	$849,625	$53	$(633,699)	$215,986
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	321,342	—	(155)	—	—	(155)
Issuance of common stock under 2020 ESPP	35,589	—	109	—	—	109
Stock-based compensation	—	—	5,507	—	—	5,507
Change in unrealized loss, net on marketable securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(26,322)	(26,322)
Other	6,831	—	25	—	—	25
Balance as of March 31, 2025	70,989,661	$7	$855,111	$43	$(660,021)	$195,140
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(25,129)	$(26,322)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	2,671	5,507
Depreciation and amortization expense	404	456
Reduction in carrying amount of right-of-use asset	1,441	1,649
Net accretion of discounts on marketable securities	(1,089)	(783)
Other	30	26
Changes in operating assets and liabilities:
Accounts receivable	(482)	(4,926)
Prepaid expenses and other current and long-term assets	122	341
Accounts payable	(85)	(645)
Accrued expenses and other current liabilities	(3,522)	(6,730)
Operating lease liability	(1,536)	(1,391)
Deferred revenue	(2,769)	(467)
Net cash used in operating activities	(29,944)	(33,285)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	57,029	54,765
Purchases of marketable securities	(40,812)	(25,640)
Purchases of property and equipment, net	(64)	—
Net cash provided by investing activities	16,153	29,125
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options	605	—
Proceeds from exercise of warrants	1	—
Payments for repurchase of common stock for tax withholding	(200)	(155)
Other	56	109
Net cash provided by (used in) financing activities	462	(46)

Net change in cash, cash equivalents and restricted cash	(13,329)	(4,206)
Cash, cash equivalents and restricted cash at beginning of period	78,046	58,942
Cash, cash equivalents and restricted cash at end of period	$64,717	$54,736

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$64,717	$54,736
Less: restricted cash	(3,443)	(3,443)
Cash and cash equivalents at end of the period	$61,274	$51,293

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for leases	$2,317	$2,249

Supplemental disclosures of non-cash investing activities:
Capital expenditures in accounts payable and accrued expenses	$38	$—
See accompanying notes to unaudited condensed consolidated financial statements.

C4 THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of the business and basis of presentation
C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation, or TPD, science to create a new generation of small-molecule medicines that transform patients’ lives. Leveraging our proprietary TORPEDO platform, the Company efficiently designs and optimizes small molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. Our strategy is to develop degraders that modulate clinically validated disease pathways with best-in-class or first-in-class potential to address significant unmet patient needs. To date, our degraders have demonstrated oral bioavailability and catalytic activity, and we have also leveraged our capability to design compounds that are brain penetrant.
Our clinical pipeline is comprised of two oncology programs while our discovery efforts are focused on inflammation, neuroinflammation, and neurodegeneration. Additionally, our partnership strategy allows us to further expand our reach in both oncology and non-oncology indications.
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
The Company has incurred recurring losses since its inception, including net losses of $25.1 million and $26.3 million for the three months ended March 31, 2026 and 2025, respectively. In addition, as of March 31, 2026, the Company had an accumulated deficit of $763.8 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $268.3 million as of March 31, 2026 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and notes thereto, which are included in the Company’s 2025 Annual Report on Form 10-K that was filed with the SEC on February 26, 2026, or the 2025 Annual Report.
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
Significant accounting policies
The Company’s significant accounting policies are disclosed in the audited condensed consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s 2025 Annual Report. Since the date of those condensed consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
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
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2026 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$45,740	$45,740	$—	$—
Corporate debt securities	13,289	—	13,289	—
U.S. Treasury securities	1,993	—	1,993	—
Marketable securities:
Corporate debt securities	166,976	—	166,976	—
U.S. government debt securities	21,042	—	21,042	—
U.S. Treasury securities	18,979	—	18,979	—
Total cash equivalents and marketable securities	$268,019	$45,740	$222,279	$—
There have been no transfers between fair value levels during the three months ended March 31, 2026.
The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy at December 31, 2025 (in thousands):

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
Note 4. Marketable securities
Marketable securities as of March 31, 2026 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$135,528	$9	$(189)	$135,348
U.S. government debt securities	20,090	—	(20)	20,070
U.S. Treasury securities	18,974	6	(1)	18,979
Marketable securities, non-current:
Corporate debt securities	31,752	1	(125)	31,628
U.S. government debt securities	975	—	(3)	972
Total marketable securities, current and non-current	$207,319	$16	$(338)	$206,997

Marketable securities as of December 31, 2025 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$131,038	$50	$(37)	$131,051
U.S. Treasury securities	28,107	26	(2)	28,131
U.S. government debt securities	14,756	—	(4)	14,752
Marketable securities, non-current:
Corporate debt securities	45,544	33	(14)	45,563
U.S. government debt securities	2,002	—	(1)	2,001
U.S. Treasury securities	1,000	—	(1)	999
Total marketable securities, current and non-current	$222,447	$109	$(59)	$222,497
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of March 31, 2026 or December 31, 2025 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at March 31, 2026 and December 31, 2025, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Property and equipment:
Laboratory equipment	$8,861	$8,819
Leasehold improvements	4,548	4,548
Furniture and fixtures	1,435	1,435
Office equipment	622	621
Computer equipment	157	98
Total property and equipment	15,623	15,521
Less: accumulated depreciation	(11,131)	(10,777)
Total property and equipment, net	$4,492	$4,744
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$360	$364
Note 6. Leases
The Company leases office and laboratory space under a non-cancelable operating lease. In addition, the Company subleases a portion of its office and laboratory space. In September 2025, the Company entered into a sublease agreement with a third party, or the 2025 Sublease, for a portion of the office and laboratory space in Suite 200 at 490 Arsenal Way, Watertown, Massachusetts. The term of the 2025 Sublease ends in January 2029, with an option to extend for an additional two year term. The Company began recognizing sublease income upon the commencement of the 2025 Sublease in February 2026.

There have been no material changes to the terms of the Company’s lease during the three months ended March 31, 2026. For additional information, please read Note 6, Leases, to the audited consolidated financial statements included in the Annual Report.
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$4,189	$8,656
Accrued research and development	4,069	3,259
Other	1,572	1,399
Total accrued expenses and other current liabilities	$9,830	$13,314
Note 8. Collaboration and license agreements
Pfizer Collaboration and Supply Agreement
On September 30, 2025, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Pfizer, or the Pfizer Agreement. Pursuant to the Pfizer Agreement, Pfizer will supply the Company with elranatamab (ELREXFIO®), a B-cell maturation antigen CD3 targeted bispecific antibody, for the Company's ongoing Phase 1b trial evaluating the safety and tolerability of cemsidomide, an IKZF1/3 degrader, and dexamethasone in combination with elranatamab as a second-line or later therapy for patients with multiple myeloma. Under the terms of the Pfizer Agreement, Pfizer will supply elranatamab for use in the trial at no cost to the Company, while the Company will sponsor, conduct and pay the costs of the trial. The Pfizer Agreement provides that the Company and Pfizer will jointly own clinical data generated from the trial. The collaboration is managed by a joint development committee responsible for coordinating all regulatory and other activities under the Pfizer Agreement. Under the terms of the Pfizer Agreement, each party has various termination rights under certain circumstances, including material breach, insolvency, and other customary provisions, subject to certain conditions.
MKDG Collaboration and License Agreement
On March 1, 2024, the Company entered into a license and collaboration agreement with MKDG, or the MKDG Agreement, to discover two targeted protein degraders against critical oncogenic proteins.
Under the terms of the MKDG Agreement, the Company granted MKDG a worldwide, exclusive license under certain of the Company's intellectual property rights to develop, manufacture, and commercialize two targeted protein degraders against critical oncogenic proteins within the KRAS family. MKDG is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the MKDG Agreement, MKDG agreed to make an upfront cash payment of $16.0 million and to fund the Company's discovery research efforts. The Company is eligible to receive approximately $740 million in the aggregate in discovery, regulatory, and commercial milestone payments across the collaboration, plus tiered royalties on net sales. Royalties payable from MKDG to the Company range from mid-single digit to low-double digit percentages, subject to reductions under certain circumstances as described in the MKDG Agreement. In April 2025, the Company earned a $1.0 million milestone for the achievement of a discovery milestone for one of the active collaboration targets, which resulted in the addition of $1.0 million to the transaction price for the collaboration. As the research activities with MKDG have progressed and evolved over time, there is only one target on which the parties continue to collaborate on.
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
MKDG Agreement Accounting
The Company originally identified two performance obligations at the outset of the MKDG Agreement, represented by the two potential research and development targets. While the Company is obligated under the MKDG Agreement to provide the exclusive license and perform certain research activities, the Company determined that the license, the research activities, and participation on the MKDG JRC and MKDG JSC are considered promised services. Participation on the

MKDG JRC and MKDG JSC to oversee the research activities contemplated under the MKDG Agreement were determined to be quantitatively and qualitatively immaterial and, therefore, were excluded from the performance obligations. The total transaction price of the MKDG Agreement is allocated to the performance obligations based on their relative standalone selling price. The Company recognizes the transaction price allocated to the performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. Incremental fees for research and development services are paid at agreed upon FTE rates and recognized as revenue in the period incurred.
As of March 31, 2026, the total transaction price of $17.0 million is allocated to the one remaining performance obligation and $3.0 million remains unsatisfied.
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
In connection with the execution of the Betta Pharma License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma, (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta Pharma License Agreement, the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock, or the Betta Shares, for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. The closing under the Betta Stock Purchase Agreement occurred on January 4, 2024. The $25.0 million of proceeds that the Company received were recorded as $20.0 million for the issuance of shares, with the remaining $5.0 million of premium paid on the share price recorded as consideration for revenue under the Betta Pharma License and Collaboration Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature.
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
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical supply agreement, (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. The clinical supply agreement, or the Betta Pharma Supply Agreement, was signed on August 31, 2024. The Company recognizes the transaction price allocated to the performance obligation as the costs related to manufactured clinical supply are incurred, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The clinical manufacturing costs are paid at agreed upon rates and included in the estimated transaction price. The estimated transaction price as of March 31, 2026 is $125.0 million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the closing of the Betta Stock Purchase Agreement, a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement, and the estimated consideration expected to be received from the manufactured clinical supply of $108.0 million. This estimate includes a number of assumptions, including but not limited to the duration and total volume of clinical supply to be provided by the Company pursuant to the Betta Pharma Supply Agreement. In the event there are fluctuations in the Company's assumptions, the estimates of consideration expected to be received pursuant to the Betta Pharma Supply Agreement will also change. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheet.
Roche Collaboration and License Agreement
In March 2016, the Company entered into a license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, which was amended in June 2016 and again in March 2017. The Company and Roche amended and restated that agreement (as so amended) in December 2018. This amended and restated agreement is referred to as the 2018 Roche Agreement. Under the 2018 Roche Agreement, the Company and Roche agreed to collaborate in the research, development, manufacture and commercialization of target-binding degrader medicines using the Company’s proprietary TORPEDO platform for the treatment of cancers and other indications. Under the 2018 Roche Agreement, the Company may elect to opt into certain co-development rights, in which case the Company will receive an increased royalty rate on future product sales from products directed to that target. In addition, if the Company opts into certain co-detailing rights, it is also entitled to reimbursement of certain commercialization costs. Upon entry into the 2018 Roche Agreement, the Company received additional upfront consideration of $40.0 million.
In November 2020, the Company signed a further amendment, the effect of which was to provide that the parties would develop up to five potential targets, with Roche maintaining its option rights to license and commercialize products directed to those targets. The November 2020 amendment also provides a mechanism through which the Company and Roche can mutually agree to terminate the 2018 Roche Agreement on a target-by-target basis by the entry into a Mutual Target Termination Agreement. Upon the entry into a Mutual Target Termination Agreement, the 2018 Roche Agreement provides that all rights and responsibilities for know-how and other intellectual property in support of products that use inhibition as their mode of action revert to Roche and all rights and responsibilities for know-how and other intellectual property in support of products that use degradation as their mode of action revert to the Company. In support of this allocation of rights, Roche provides the Company, and the Company provides Roche, with a perpetual irrevocable, fully paid up, exclusive (even as to the party granting the license), sublicensable (including in multiple tiers) license to the patents and know-how that are allocated to a party under a Mutual Target Termination Agreement. As the research activities with Roche have progressed and evolved over time, there are now two targets on which the parties continue to collaborate, with Roche maintaining its option rights to license and commercialize products directed to those two targets. In December 2023, the Company signed a second amendment to the 2018 Roche Agreement, the effect of which was to update the terms of the agreement as it pertains to the two targets on which the parties continue to collaborate. Under the second amendment to the 2018 Roche Agreement, Roche retains its option rights to license and commercialize products directed to those targets but the timing of its option rights are adjusted to begin upon Roche's receipt of the dose range finding data package. There was no material impact to the accounting in 2023 as a result of the second amendment to the 2018 Roche Agreement.
Under the 2018 Roche Agreement, as amended, the Company receives annual research plan payments of $1.0 million for each active research plan. For the two targets that remain under collaboration among the parties, Roche is required to pay the Company fees of $2.0 million upon the progression of targets to the lead series identification achievement phase. In March 2025, the Company achieved this $2.0 million milestone for each of the active collaboration targets, which resulted in the addition of $4.0 million to the transaction price for the collaboration. In the event Roche exercises its option rights as to one of these targets, Roche is required to pay the Company an option exercise fee of $8.0 million.
Under the 2018 Roche Agreement, as amended, for each target option exercised by Roche, the Company is eligible to receive milestone payments up to $273.0 million upon the achievement of certain development milestones with respect to corresponding products, subject to certain reductions and exclusions based on intellectual property coverage. Roche is also required to pay the Company up to $150.0 million per target in one-time sales-based milestone payments upon the achievement of specified levels of net sales of a product directed to such target. Finally, Roche is required to pay the Company tiered royalties ranging from the mid-single digits to mid-teen percentages on net sales of products sold by Roche pursuant to its exercise of its option rights, subject to certain reductions. For sales of products for which the Company exercises its co-development right, the applicable royalty rates will be increased by a low-single digit percentage.
The collaboration is managed by a joint research committee, or the Roche JRC. The Company has control over the Roche JRC prior to Roche’s exercise of its option rights as to a particular target, with Roche assuming control of the Roche JRC thereafter, Roche may terminate the 2018 Roche Agreement on a target-by-target or product-by-product basis under several scenarios, upon at least 90 days’ prior written notice. Each party also has various termination rights under certain circumstances, including but not limited to insolvency or a material breach by the other party, subject to certain conditions.
Roche Agreement accounting
At commencement, the Company identified twelve performance obligations within the 2018 Roche Agreement, represented by the six potential research and development targets then included in the collaboration and the option rights held by Roche for each of those six targets. A non-exclusive royalty-free license to use the Company’s intellectual property to conduct research and development activities and participation on the Roche JRC were identified as promised services. However, the Company determined that the research and development license and research and development services were not distinct from one another, and participation on the Roche JRC was determined to be quantitatively and qualitatively immaterial.
The total transaction price of the 2018 Roche Agreement is allocated to the performance obligations based on their relative standalone selling price. The allocated transaction price is recognized as revenue from collaboration agreements in one of two ways:
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2026 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$21,053	$5,883
Option rights	2,428	2,428
Total	$23,481	$8,311
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
In February 2026, the Company earned a $2.0 million milestone from Biogen after Biogen advanced BIIB145, a BTK degrader, that the Company delivered to Biogen, into the clinic. In September 2025, the Company earned a $2.0 million milestone from Biogen after Biogen advanced BIIB142, a development candidate for IRAK4 that the Company delivered to Biogen, into the clinic. The Company's performance obligation under the Biogen Agreement was fully satisfied as of March 2024 and the transaction price has been fully allocated.
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
Under the terms of the Merck Agreement, the Company received a $10.0 million upfront payment. The Company and Merck collaborated to develop DACs directed to an initial undisclosed oncology target that was exclusive to the collaboration. The performance obligation under the Merck Agreement was fully satisfied upon the termination of the agreement in 2025 and the transaction price has been fully allocated.
Revenue from collaboration agreements for the three months ended March 31, 2026 and 2025 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue from collaboration agreements:
MKDG Agreement	$1,762	$3,153
Betta Agreement	5	460
Roche Agreement	2,385	2,496
Biogen Agreement	2,000	—
Merck Agreement	—	1,129
Total revenue from collaboration agreements	$6,152	$7,238

Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of March 31, 2026 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$883	$3,034	$—	$3,034
Betta Agreements	—	704	14,014	14,718
Roche Agreement	—	6,386	1,426	7,812
Biogen Agreement	2,000	—	—	—
Total	$2,883	$10,124	$15,440	$25,564
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of December 31, 2025 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$1,892	$3,913	$—	$3,913
Betta Agreements	9	531	14,194	14,725
Roche Agreement	500	8,049	1,647	9,696
Total	$2,401	$12,493	$15,841	$28,334
Supplemental financial information related to the collaboration and license agreements for the three months ended March 31, 2026 and 2025 are (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue recognized that was included in the contract liability at the beginning of the period	$2,351	$5,827
As of March 31, 2026, the aggregate amount of the transaction price allocated to performance obligations under the MKDG Agreement, Betta Agreements, and Roche Agreement that were partially unsatisfied was $132.1 million. The vast majority of the remaining transaction price to be recognized as revenue is based on the estimated manufactured clinical supply costs under the Betta Pharma collaboration. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
Note 9. Stockholders’ equity
At-The-Market Equity Program
In October 2024, the Company filed a registration statement on Form S-3, or the 2024 Registration Statement, with the SEC that became effective in November 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement, or the 2024 ATM Program. In October 2025, the Company terminated the sales agreement prospectus related to the 2024 ATM Program. A total of 3,769,483 shares of the Company's common stock at an average purchase price of $2.55 had been sold through the 2024 ATM Program, as of October 16, 2025, which sales resulted in net proceeds of $9.4 million.
In November 2025, the Company filed a registration statement on Form S-3, or the 2025 Registration Statement, with the SEC that became effective in December 2025 and registered the offering, issuance and sale of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof, together with a sales agreement prospectus for the offer and sale of up to $125.0 million of common stock from time to time in “at-the-market” offerings under the 2025 Registration Statement and related prospectus filed with the 2025 Registration Statement, or the 2025 ATM Program. No sales have been made under the 2025 ATM program for the three months ended March 31, 2026.

Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation
In June 2025, the Company's stockholders approved, and the Company filed, an amendment to the Company's Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000. The certificate of amendment, which was filed with the Secretary of State of the State of Delaware, became effective in June 2025.
Underwritten Offering
In October 2025, the Company entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, TD Securities (USA) LLC and Evercore Group L.L.C., or collectively, the Underwriters, related to an underwritten offering, or the 2025 Offering, of (i) 21,895,000 shares, or the Shares, of the Company’s common stock, par value $0.0001 per share, or the Common Stock; (ii) in lieu of Common Stock to certain investors, pre-funded warrants to purchase an aggregate of 28,713,500 shares of Common Stock, or the Pre-Funded Warrants; (iii) accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof), or the Class A Warrants, and together with the Class B Warrants (as defined below), the Class A and Class B Warrants; and (iv) accompanying Class B warrants to purchase an aggregate of 50,608,500 shares of Common Stock (or pre-funded warrants in lieu thereof), or the Class B Warrants, and together with the Pre-Funded Warrants and the Class A Warrants, the Warrants. Each Share was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of Common Stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. The Company received net proceeds from the Offering, after deducting the underwriting discount and commissions and estimated offering expenses, of approximately $116.9 million. If all Warrants are exercised, the aggregate net proceeds to the Company from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses, are expected to be $341.7 million. See Note 10 for details on the Warrants.
Note 10. Warrants
In connection with the 2025 Offering, the Company issued 28,713,500 Pre-Funded Warrants, which have an initial exercise price per share of $0.0001, subject to certain adjustments. Each Pre-Funded Warrant can be exercised for one share of common stock. The Pre-Funded Warrants may be exercised at any time after the date of issuance by cash or cashless exercise, at the holder’s election, until all of the Pre-Funded Warrants are exercised in full, subject to a beneficial ownership limitation. The Pre-Funded Warrants do not expire.
In connection with the 2025 Offering, the Company issued 50,608,500 Class A Warrants that can be exercised either for one share of common stock at an initial exercise price per share of $2.22 or for one pre-funded warrant for an exercise price of $2.2199, subject to certain adjustments. Each Class A Warrant is exercisable immediately and will expire on the earlier of (i) 30 calendar days following the public release of nine-month median follow-up data from any expansion cohort in the Company’s planned Phase 1b trial of cemsidomide with elranatamab and (ii) the fifth anniversary of the date of issuance.
In connection with the 2025 Offering, the Company issued 50,608,500 Class B Warrants that can be exercised either for one share of common stock at an initial exercise price per share of $2.22 or for one pre-funded warrant for an exercise price of $2.2199, subject to certain adjustments. Each Class B Warrant is exercisable immediately and expires on the fifth anniversary of the date of issuance; provided that the Company may require the mandatory exercise of the Class B Warrants on or after the six-month anniversary of the date of issuance and so long as the per share closing price of the Common Stock on The Nasdaq Global Select Market on each of the ten consecutive trading days prior to the date of the Company’s notice of mandatory exercise is above $6.66, subject to certain adjustments.
The Class A and Class B Warrants are exercisable solely by means of a cash exercise; provided that, if, at the time a holder exercises its Class A Warrants, there is no effective registration statement registering, with a current prospectus available for, the issuance of the shares of Common Stock underlying such Class A or Class B Warrant or prior consent has been provided by the Company, then a holder may elect to exercise such warrant through cashless exercise pursuant to the terms of the applicable warrant agreement. If the Company consents to a cashless exercise for a holder of Class A or Class B Warrants, a similar allowance for cashless exercise shall be provided to all holders of the same class of warrants.
All Warrants are classified as equity and the following table summarizes the warrant activity for the three months ended March 31, 2026:

	Pre-Funded	Class A	Class B
Outstanding at December 31, 2025	28,713,500	50,608,500	50,608,500
Exercised	(6,187,000)	—	—
Outstanding at March 31, 2026	22,526,500	50,608,500	50,608,500
Note 11. Stock-based compensation
Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense:
General and administrative	$1,509	$2,919
Research and development	1,162	2,588
Total stock-based compensation expense	$2,671	$5,507
Stock options
During the three months ended March 31, 2026, the Company granted stock options for the purchase of 76,780 shares of common stock with a weighted average exercise price of $1.88 per share and a weighted average grant-date fair value of $1.50 per share. As of March 31, 2026, the unrecognized compensation cost related to outstanding stock options was $10.2 million, which is expected to be recognized over a weighted-average period of 2.0 years.
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
Performance-accelerated restricted stock units
During the three months ended March 31, 2026, the Company’s Board of Directors authorized the issuance of 1,588,140 performance-accelerated restricted stock units, or PARSUs, to certain employees, including members of the Company’s leadership team under the 2020 Plan. PARSUs are valued on the grant date using the grant date market price of the underlying shares. The PARSUs will vest in tranches at the earlier of the achievement of certain discovery and clinical milestones, or February 13, 2029. Upon vesting, each PARSU automatically converts into one share of the Company's common stock. No PARSUs vested during the three months ended March 31, 2026. As of March 31, 2026, 1,588,140 PARSUs remained outstanding, and the unrecognized compensation cost related to outstanding PARSUs was $2.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Time-based restricted stock units
During the three months ended March 31, 2026, the Company issued 2,829,710 restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees. RSUs are valued on the grant date using the grant date market price of the underlying shares. A total of 712,681 RSUs vested during the three months ended March 31, 2026 on their respective vesting schedules. Upon vesting, each RSU automatically converts into one share of the Company’s common stock. During the three months ended March 31, 2026, the Company indirectly repurchased 105,756 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the RSUs, which tax amounts were remitted to the applicable revenue authorities by the Company in cash on behalf of the RSU holders. As of March 31, 2026, there were a total of 4,467,051 RSUs outstanding and the unrecognized compensation cost related to outstanding RSUs was $11.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Note 12. Commitments and contingencies
Legal proceedings
The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.
Note 13. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, stock options, and restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of March 31, 2026 are not considered to be common stock equivalents. The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2026	2025
Anti-dilutive common stock equivalents:
Class A Warrants	50,608,500	—
Class B Warrants	50,608,500	—
Options to purchase common stock	12,700,875	13,893,266
Restricted stock units	6,055,191	3,285,822
Total anti-dilutive common stock equivalents	119,973,066	17,179,088
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(25,129)	$(26,322)
Denominator:
Weighted-average number of shares used in computed net loss per share − basic and diluted	126,074,555	70,833,044
Net loss per share − basic and diluted	$(0.20)	$(0.37)
Note 14. Income taxes
For the three months ended March 31, 2026 and 2025, the Company recorded no income tax provision or benefit due to losses generated where no benefit was recorded due to the valuation allowance. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets as of March 31, 2026 due to uncertainty regarding future taxable income.
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
These financial metrics used by the CODM to make key operating decisions consist of development, research, and general and administrative expenses.
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025.

(in thousands)	Three Months Ended March 31,
	2026	2025
Revenue	$—	$—
Operating expenses:
Development expenses	12,589	14,550
Research expenses	8,710	7,724
General and administrative	9,967	8,621
Segment operating expenses	31,266	30,895
Reconciliation of profit or loss
Non-operating income	(2,656)	(2,842)
Adjustments or reconciling items(1)	(3,481)	(1,731)
Consolidated net loss	$(25,129)	$(26,322)
(1) The reconciling items include revenue and stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.
Note 16. Subsequent Events
On April 8, 2026, the Company entered into a Research Collaboration and License Agreement, or the 2026 Roche Agreement, with Roche to collaborate on the discovery, development and commercialization of DACs. The Company and Roche have a pre-existing material relationship arising from the 2018 Roche Agreement.
Pursuant to the terms of the 2026 Roche Agreement, the Company granted Roche a worldwide, exclusive license under certain of the Company's intellectual property rights to develop, manufacture and commercialize DACs directed to two initial undisclosed oncology targets. After the collaboration term and a decision by Roche to proceed with development, Roche is solely responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the 2026 Roche Agreement, Roche has made an upfront cash payment of $20.0 million. In addition, across the collaboration, C4T is eligible to receive over $1.0 billion in aggregate development, regulatory and commercial milestone payments, plus tiered royalties on net sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited condensed consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our most advanced product candidate, cemsidomide, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3. Cemsidomide is currently in clinical development for multiple myeloma, or MM. The United States Food and Drug Administration, or FDA, has granted orphan drug designation to cemsidomide for the treatment of MM. In September 2025, we shared data from the Phase 1 trial in MM, demonstrating that cemsidomide in combination with dexamethasone in MM was generally well-tolerated over the range of doses tested, led to robust IKZF1/3 degradation and T-cell activation, and showed compelling anti-myeloma activity, as measured by overall response rate and clinical benefit rate. We are currently advancing cemsidomide in the Phase 2 MOMENTUM trial in combination with dexamethasone and the Phase 1b trial in combination with dexamethasone and elranatamab, which we are conducting pursuant to the Pfizer Agreement. We also plan to initiate another Phase 1b trial in the first half 2027 that will evaluate cemsidomide in additional combinations with approved multiple myeloma therapies. We believe our clinical development strategy provides an efficient path toward bringing cemsidomide to the growing myeloma patient population across multiple lines of therapy.
Our other clinical oncology product candidate is CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in non-small cell lung cancer, or NSCLC. In May 2023, we entered into a license and collaboration agreement with Betta Pharma to collaborate on the development and commercialization of CFT8919 in mainland China, Hong Kong SAR, Macau SAR and Taiwan, with us retaining rights to develop and commercialize CFT8919 in the rest of the world. In November 2024, Betta Pharma initiated a Phase 1 clinical trial in NSCLC patients with the EGFR L858R mutation in Greater China.
Beyond these product candidates, we are further diversifying our internal discovery pipeline by developing new degraders focused on inflammation, neuroinflammation, and neurodegeneration. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies. A key part of our strategy is selecting targets where there is a strong degrader rationale over other therapeutic modalities. We are also advancing a discovery pipeline in collaboration with MKDG and Roche. Our partnership strategy allows us to potentially further expand our reach in both oncology and non-oncology indications.
Recent Developments
•In April 2026, we entered into the 2026 Roche Agreement with Roche, to advance research in the emerging DAC modality. Please see Note 16, Subsequent Events, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of the 2026 Roche Agreement.
•In March 2026, the first patient was dosed in our Phase 1b trial evaluating the combination of cemsidomide, dexamethasone, and elranatamab
•In February 2026, the first patient was dosed in our Phase 2 MOMENTUM trial evaluating cemsidomide in combination with dexamethasone.

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
For a description of our collaboration agreements with Roche, Biogen, Betta Pharma, and MKDG, please see Note 8, Collaboration and license agreements, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of operations
Comparison of the three months ended March 31, 2026 and 2025
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue from collaboration agreements:
MKDG Agreement	$1,762	$3,153
Betta Agreement	5	460
Roche Agreement	2,385	2,496
Biogen Agreement	2,000	—
Merck Agreement	—	1,129
Total revenue from collaboration agreements	$6,152	$7,238
The $1.1 million decrease in revenue in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 is primarily driven by a $1.4 million decrease in revenue related to the MKDG collaboration from our decision in 2025 to prioritize one KRAS, project and a $1.1 million decrease related to our Merck collaboration terminating in 2025. This was partially offset by the achievement of a $2.0 million milestone under the Biogen collaboration.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses:
Personnel expenses	$8,906	$9,643
Preclinical development and discovery expenses	5,493	7,277
Clinical expenses	4,479	4,709
Facilities and supplies	3,414	3,130
Professional fees	1,238	1,311
Intellectual property and other expenses	1,076	1,002
Total research and development expenses	$24,606	$27,072
The $2.5 million decrease in research and development expenses in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily driven by:
•a $1.8 million decrease in preclinical development and discovery expenses as a result of the termination of the Merck collaboration in 2025 and the decision to prioritize one KRAS project under the MKDG collaboration in 2025; and
•a $0.7 million decrease in personnel expenses as a result of lower stock-based compensation expense.

General and administrative expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative expenses:
Personnel expenses	$6,296	$6,824
Professional fees	1,912	1,468
Facilities and other expenses	1,123	1,038
Total general and administrative expenses	$9,331	$9,330
General and administrative expenses in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, remained consistent year over year.
Other income, net
The $0.2 million decrease in other income, net in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily driven by a $0.2 million decrease in interest and other income resulting from reduced invested balances as cash was used to fund operations, as well as lower interest rates for the three months ended March 31, 2026.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, private placements of our common stock, and through payments from collaboration partners. As of March 31, 2026, we had cash, cash equivalents and marketable securities of approximately $268.3 million.
Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(29,944)	$(33,285)
Net cash provided by investing activities	16,153	29,125
Net cash provided by (used in) financing activities	462	(46)
Total net change in cash, cash equivalents and restricted cash	$(13,329)	$(4,206)
Operating activities
Net cash used in operating activities for the three months ended March 31, 2026 was $29.9 million, and was driven primarily by the following uses of cash:
•net loss of $25.1 million;
•$3.5 million decrease in accrued expenses and other current liabilities;
•$2.8 million decrease in deferred revenue, primarily a result of our advancement of our collaboration programs; and
•$1.5 million decrease in our operating lease liability.
These were offset by non-cash expenses of $3.5 million, which primarily consisted of stock-based compensation expense of $2.7 million and a reduction of our right-of-use asset of $1.4 million, offset by the net accretion of discounts on marketable securities of $1.1 million.

Investing activities
Net cash provided by investing activities for the three months ended March 31, 2026 was $16.2 million, and was driven primarily by the sales and maturities of marketable securities, net of purchases.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $0.5 million, and was driven primarily by proceeds from the exercise of stock options.
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
•continue our ongoing Phase 1 and Phase 2 trials;
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
Because of the numerous risks and uncertainties associated with development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital and operating costs associated with our current and anticipated preclinical and clinical development. Our future capital requirements will depend on many factors, including:
•the progress, costs, and results of ongoing and planned first-in-human Phase 1 and Phase 2 trials for our lead product candidate and any future clinical development of our lead product candidate;
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

As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, private placements of equity securities, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen, Betta Pharma, and MKDG, we do not have any committed external sources of funds as of March 31, 2026.
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
At-the-market equity program
In October 2024, we filed a registration statement on Form S-3, or the 2024 Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, we entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement, or the 2024 ATM Program. On October 16, 2025, we terminated the sales agreement prospectus related to the 2024 ATM Program. A total of 3,769,483 shares of our common stock at an average purchase price of $2.55 had been sold through the 2024 ATM Program as of October 16, 2025, which sales resulted in net proceeds of $9.4 million.
In November 2025, the Company filed a registration statement on Form S-3, or the 2025 Registration Statement, with the SEC that became effective on December 10, 2025 and registered the offering, issuance and sale of up to $400 million of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof, together with a sales prospectus for the offer and sale of up to $125.0 million of common stock from time to time in “at-the-market” offerings under the 2025 Registration Statement and related prospectus filed with the 2025 Registration Statement, or the 2025 ATM Program. No sales have been made under the 2025 ATM program for the three months ended March 31, 2026 (See Note 9).
Underwritten offering
In October 2025, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC, TD Securities (USA) LLC and Evercore Group L.L.C., or collectively, the Underwriters, related to an underwritten offering, or the Offering, of (i) 21,895,000 shares, or the Shares, of our common stock; (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of 28,713,500 shares of common stock, or the Pre-Funded Warrants; (iii) accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of common stock (or pre-funded warrants in lieu thereof), or the Class A Warrants, and together with the Class B Warrants (as defined below), the Class A and Class B Warrants; and (iv) accompanying Class B warrants to purchase an aggregate of 50,608,500 shares of common stock (or pre-funded warrants in lieu thereof), or the Class B Warrants, and together with the Pre-Funded Warrants and the Class A Warrants, the Warrants. Each Share was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of common stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. We received net proceeds from the Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $116.9 million. If all Warrants are exercised, the aggregate net proceeds to us from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses, are expected to be $341.7 million.

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
During the three months ended March 31, 2026, except for the minimum rental commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical accounting policies and use of estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to revenue recognition from collaborations, research and development expense recognition, lease liability measurement, and stock-based compensation. There have been no significant changes to our existing critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of March 31, 2026, we had marketable securities of $207.0 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.6 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent limitation on the effectiveness over financial reporting
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting. See “Risk Factors—We will continue to incur additional costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.”

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
The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2025.
Risks related to our financial position and need for additional capital
We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $25.1 million and $26.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $763.8 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations, share issuances and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for, and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including, without limitation, successfully completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, establishing arrangements with third parties for the conduct of our clinical trials, procuring clinical and commercial-scale manufacturing, obtaining marketing approval for our product candidates, manufacturing, marketing and selling any products for which we may obtain marketing approval, identifying collaborators to develop product candidates we identify or additional uses of existing product candidates, and successfully completing development of product candidates for our collaboration partners.
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we prepare for and initiate, conduct, and complete our ongoing and planned clinical trials of our product candidates, advance our TORPEDO platform and continue research and development activities, expand our proprietary research and development portfolios and initiate and continue clinical trials of, and potentially seek marketing approval for, our current and future preclinical programs. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We had cash, cash equivalents, and marketable securities of approximately $268.3 million as of March 31, 2026. In October 2025, we sold 21,895,000 Shares of our common stock and, in lieu of common stock to certain investors, Pre-Funded Warrants to purchase 28,713,500 shares of common stock as well as accompanying Class A Warrants to purchase an aggregate of 50,608,500 shares of our common stock (or, for those investors who so choose, pre-funded warrants) and Class B Warrants to purchase an aggregate of 50,608,500 shares of our common stock (or, for those investors who so choose, pre-funded warrants) in the Offering. We received net proceeds of approximately $116.9 million, after deducting the underwriting discount and commissions and estimated offering expenses. We believe that together these funds will be sufficient to fund our planned operating expenses to the end of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. We cannot predict whether any Pre-Funded Warrants, Class A Warrants or Class B Warrants issued in the 2025 Offering will be exercised and, therefore, have not included any anticipated proceeds from the potential exercise of these warrants in our estimate of our cash runway.
Our future capital requirements will depend on many factors, including:
•the timing, progress, costs, and results of our ongoing and planned first-in-human Phase 1 and Phase 2 clinical trials for our product candidates and any future clinical development of those product candidates;
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
Our experience as a company in completing IND-enabling preclinical studies comes from our work in commencing clinical development of our product candidates. While this work represents a substantial amount of progress, and we have successfully received IND approval and initiated a number of phase 1/2 clinical trials, we still have relatively limited experience as a company in commencing, enrolling, and conducting clinical trials, particularly late stage clinical trials, compared to companies with a larger footprint. In part because of this limited experience, while we continue to make strides in advancing our clinical trials, we cannot be certain that our planned clinical trials will begin, enroll, or be completed on time, if at all. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs upon initial IND submission, we cannot guarantee that those regulatory authorities will not change their requirements in the future or that we will ultimately receive approval for the respective product candidate. These considerations apply to previously submitted INDs described above, additional INDs that we may submit in the future and also to new clinical trials we may submit as amendments to existing or new INDs.
Further, large-scale or late-stage clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control and, for each of the product candidates that is currently in clinical development, we have engaged CROs to lead our first-in-human Phase 1/2 clinical trials. Relying on third parties in the conduct of our preclinical studies or clinical trials exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with applicable regulations, including good laboratory practices or good clinical practices, or GCP, as required for any studies or trials we plan to submit to regulatory authorities. We may also be unable to identify and contract with sufficient investigators, CROs, and consultants on a timely basis or at all, and we may also determine and have in the past determined after a clinical trial has commenced that a change in CRO is warranted. There can be no assurance that we will be able to negotiate, enter into, and maintain appropriate contractual arrangements with our current or potential future CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis, or at all.

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
Additionally, we expect that the first clinical trials for our product candidates will be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. This is the case with our completed and ongoing first-in-human clinical trials and will be the case in the first-in-human clinical trials of the additional product candidates we presently expect to advance into clinical development. Open-label clinical trials often test only the investigational product and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware of whether they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias,” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.
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

While we have commenced clinical trials of several of our product candidates, and our partner Betta Pharma is conducting an ongoing clinical trial of another of our product candidates, we have not yet initiated clinical trials for the remainder of our product candidates. As is the case with all drugs, it is likely that there may be side effects associated with the use of our product candidates related to on-target toxicity, off-target toxicity, or other mechanisms of drug toxicity including chemical-based toxicity. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects of this nature. If unacceptable levels of toxicity are observed or if our product candidates have other characteristics that are unexpected, we may abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. For example, due to observed safety signals, we previously modified the dosing schedule in our Phase 1/2 clinical trial of cemsidomide. Further, if we were to observe unacceptable levels of side effects, or if other developers of similar targeted protein degraders were to find an unacceptable severity or prevalence of side effects with their drug candidates, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete an ongoing trial or result in potential product liability claims. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may significantly harm our business, financial condition, and prospects.
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

•difficulty in designing clinical trials and in selecting endpoints for diseases that have not been well studied and for which the natural history and course of the disease are poorly understood;
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
If any product candidates we develop are associated with serious adverse events or undesirable side effects or have other characteristics or results that are unexpected, we may choose or need to abandon their development, modify our development plans as to dose level and/or dose schedule or otherwise, or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The occurrence of any of these types of events would have an adverse effect on our business, financial condition, results of operations, and prospects. Many product candidates that initially showed promise in early-stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further clinical development of the product candidates or limited their competitiveness in the market. For example, single agent BRAF inhibitors can cause a secondary malignancy called keratoacanthoma, which is a skin cancer caused by paradoxical activation of BRAF upon inhibitor binding.
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
Research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable product candidates for preclinical and clinical development, we will not be able to obtain revenues from the sale of products in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.
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
* We have existing collaborations and may enter into future collaborations, strategic alliances, or licensing arrangements with third parties for the research, development and commercialization of certain product candidates. If any of these existing or future arrangements are not successful, or if we are unable to enter into such arrangements on favorable terms or at all, we may not be able to capitalize on the market potential of those product candidates. In addition, these collaborations or other arrangements could impact our intellectual property rights and business operations.
We have the following ongoing collaborations and license arrangements involving our research and development programs:
•the 2018 Roche Agreement, with collaboration activities ongoing as to two targets,
•the 2026 Roche Agreement, for the discovery, development and commercialization of DACs as to two initial undisclosed targets, with an option for Roche to identify a third target,
•the MKDG Agreement for the development and commercialization of two targeted protein degraders against critical oncogenic proteins that we had previously progressed within our internal discovery pipeline, and
•the Betta Pharma License Agreement under which Betta Pharma received an exclusive license for the development, manufacturing and commercialization of CFT8919 in Greater China.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or, in the case of CFT8919, Betta Pharma, might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay the commercial launch of the product, possibly for lengthy time periods, which would negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may, therefore, hinder our ability to recoup our investment in one or more of our product candidates, even if our product candidates obtain marketing approval. See the section entitled “Business — Coverage and Reimbursement” and “Business — Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Leahy-Smith Act also created new procedures under which third parties may challenge issued patents in the United States, including post-grant review, inter partes review and derivation proceedings, all of which are adversarial proceedings conducted at the USPTO. For patents with a priority date of March 16, 2013 or later (which is the case for all of our patent filings), third parties may seek post-grant review during the nine-month period after issuance of the patent, and may seek inter partes review thereafter. These proceedings apply standards of review that differ from federal court litigation and can result in cancellation of some or all claims in a patent. In addition, changes in USPTO rules and court decisions, including with respect to claim construction and standards applied in these proceedings, may affect the outcomes of challenges. If any of our patents are challenged in a proceeding of this nature, we may not be successful in defending the challenged patent, which could result in our losing rights under the challenged patent in whole or in part and could adversely affect our business, financial condition, results of operations and prospects.
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
In an infringement or enforcement proceeding, a court or other tribunal may decide that a patent of ours or our licensors or collaborators is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly, or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. In addition, the U.S. Supreme Court’s June 2024 Loper Bright Enterprises v. Raimondo decision, which overturned a long-established doctrine of courts giving deference to administrative agencies’ interpretations of statutory language and related rules and regulations, has introduced additional uncertainty regarding how courts will interpret patent statutes and regulations and evaluate USPTO regulations, policies and decisions in future litigation involving patent validity or enforceability.
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
Third parties may hold intellectual property, including patent rights, that are important or necessary to the development, manufacture or commercialization of our product candidates, products or our collaborators’ products. In that case, we or our collaborators may need to obtain a license from the applicable third party, and such a license may not be available, or may not be available on commercially reasonable terms, which could adversely affect our business and financial condition.
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
We may become party to or threatened with adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including proceedings before the USPTO (such as derivation, reexamination, post-grant review, inter partes review, or interference proceedings) and oppositions, revocations, invalidity actions and other comparable proceedings in foreign jurisdictions. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because patent applications can take many years to issue, there may be currently pending patent applications that later issue as patents that our product candidates may infringe, and we may currently be unaware of relevant third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. In addition, third parties may obtain patents in the future and claim that our product candidates or use of our technologies infringes upon these patents.
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
Our MonoDAC and BiDAC product candidates are small molecule pharmaceuticals, which degrade specific proteins. A number of companies and institutions have patent applications and issued patents in this general area, including AbbVie Inc., Accutar Biotechnology, Inc., Amgen Inc., Amphista Therapeutics, Ltd., Araxes Pharma, LLC, Arvinas, Inc., Astellas Pharma Inc., AstraZeneca PLC, Aurigen Discovery Technologies, Ltd., Bayer AG (and its subsidiary Vividion Therapeutics, Inc.), BeOne Medicines USA, Inc., BioTheryX, Inc., Boehringer Ingelheim International GmbH, Bristol Myers Squibb Company (and its subsidiary Celgene Corporation), Captor Therapeutics Inc., Cullgen Inc., the Dana-Farber Cancer Institute and its Center for Protein Degradation, Dialectic Therapeutics, Inc., Foghorn Therapeutics, Inc., Frontier Medicines Corporation, GlaxoSmithKline PLC, Genentech, Inc., Glubio Therapeutics, Inc., Halda Therapeutics OpCo, Inc., Hinova Pharmaceuticals, Inc., Janssen Biotech, Inc., Kymera Therapeutics, Inc., Monte Rosa Therapeutics, Inc., Novartis International AG, Nurix Therapeutics, Inc., Orum Therapeutics, Inc., Otsuka Pharmaceuticals, Inc., Pfizer Inc., PhoreMost, Ltd., Plexium, Inc., Prelude Therapeutics, Inc., Roche AG, Salarius Pharmaceuticals Inc., Salarius Pharmaceuticals, Inc., Seed Therapeutics, Inc., Sichuan Haisco Pharmaceutical Co., Ltd., SK Life Science Labs, Inc. (a subsidiary of SK Biopharmaceuticals Co., Ltd)., the University of Michigan School of Medicine, Vertex Pharmaceuticals, Inc., Vicinitas Therapeutics, Inc., and others. If any such third party were to assert that its patents are infringed by any product candidate or potential future product we may develop, or by their manufacture or use, we or our collaborators may be drawn into expensive and time-consuming litigation, which could adversely affect our business prospects, financial condition and results of operations, and distract members of our management team and employees at large. Further, if litigation of this nature were successful, it could have a material and adverse effect on the profitability of our potential future products or prohibit their sale.
We may not be aware of patent claims that are currently pending or may be filed in the future that could affect our business or product candidates. Patent applications are typically published between six and 18 months from filing and new claims can sometimes be presented in already pending applications without being visible to the public for a period of time. As a result, we cannot provide any assurance that a third party will not present or has not presented a patent claim that covers one or more of our product candidates or their methods of use or manufacture. If that were to occur and as we have done in certain past circumstances, we or our collaborators, as applicable, may need to take steps to invalidate, narrow or avoid the applicable patent or application, including through third-party submissions, oppositions, post-grant review or inter partes review proceedings, or litigation or declaratory judgment actions before a court. We or our collaborators may choose not to pursue such steps, or our attempt may not be successful. If we determine that we require a license to a third party’s patent or patent application, we may discover that a license is not available on reasonable terms, or at all, which could prevent us or our collaborators from developing, manufacturing or commercializing affected potential future products or using our proprietary technologies.
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
In the United States, the FDA may grant five years of data exclusivity for new chemical entities, or NCEs, which are drugs that contain no active portion that has been approved by the FDA in any other new drug application, or NDA. We expect that all of our potential future products will qualify as NCEs; however, the FDA will not conduct an assessment for NCE status until it is reviewing a marketing application for that drug. A generic company can submit an ANDA to the FDA four years after approval of any of our drug products designated as an NCE. An ANDA filing is considered a technical act of patent infringement and can include certifications that the company will wait until the natural expiration date of our Orange Book listed patents to sell a generic version of our product or that one or more of our listed patents are invalid, unenforceable or not infringed. If the generic manufacturer elects the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. Such litigation is costly, time-consuming, and uncertain, may involve multiple generic challengers, and could result in earlier generic entry, loss of exclusivity, or outcomes that adversely affect the strength, validity or enforceability of our patents. We may also determine that it is necessary to settle these types of lawsuits in a manner that allows the generic company to enter our market prior to the expiration of our patents or otherwise in a manner that may have similar adverse effects on our patents.
Pharmaceutical companies are subject to intense review by the U.S. Federal Trade Commission and comparable agencies in other countries regarding how they conduct or settle patent litigation, and we may face similar scrutiny that could result in fines, penalties or loss of rights.
The U.S. Federal Trade Commission, or FTC, has filed lawsuits in federal court to challenge ANDA litigation settlements between innovator and generic companies as anti-competitive. The FTC has taken the position that transfers of value in connection with a settlement, whether monetary or not monetary, may constitute an improper "reverse payment" in some circumstances, including agreements relating to the timing of an authorized generic launch.
In 2013, the U.S. Supreme Court's in FTC v. Actavis, Inc. held that certain reverse payment settlements can potentially violate antitrust laws and are subject to the standard antitrust rule-of-reason analysis, with the burden of proving that an agreement is unlawful on the FTC. The Supreme Court identified considerations relevant to that analysis, including potential adverse effects on competition, the justification for any payment or transfer of value, the patentee's ability to bring about anti-competitive harm, whether the size of any payment may serve as a surrogate for the patent's weakness, and whether antitrust scrutiny would unduly discourage settlement.
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
We may not receive the full benefit of a possible patent term extension, or any extension at all, for reasons including selection of an ineligible patent, failure to apply within the required time periods, failure to apply prior to patent expiration or other failure to satisfy any other requirements. In addition, the FDA and the USPTO may not agree with our assessment of eligibility or the length of any extension and may refuse to grant, or may grant a more limited extension than, what we requested. If this occurs, competitors may be able to obtain approval of competing products following patent expiration and may launch their product earlier than might otherwise be the case, which could adversely affect our ability to generate product revenue.
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
Periodic maintenance fees on issued patents are due to be paid to the USPTO and annuity fees are due to be paid to foreign patent offices at various times over the life of a patent application and any resulting patent. Patent offices also impose numerous procedural, documentary, fee payment, and other requirements during patent prosecution. While inadvertent lapse can sometimes be cured by payment of late fees or other measures under applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in a jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we experience abandonment or lapse, competitors may be able to enter the market, which would adversely affect our business.
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
Filing, prosecuting, maintaining and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. As a result, our intellectual property rights in some countries may be less extensive than the protection we might have in the United States. In-licensing patents covering our product candidates in all countries throughout the world may similarly be prohibitively expensive or unavailable. Even in jurisdictions in which we develop or commercialize our product candidates, it may be prohibitively expensive or impractical to obtain and maintain broad patent protection.
Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection or licensed patents to develop their own products and may export otherwise infringing products to territories where we or our licensors have patent protection but where enforcement is less effective than in the United States or the European Union. These products may compete with our product candidates, and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
In August 2021, the FDA granted Orphan Drug Designation to cemsidomide for the treatment of MM. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Although Orphan Drug Designation is intended to incent drug development for rare diseases or conditions, Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, while receipt of Orphan Drug Designation may result in a waiver of any obligation by the FDA to conduct studies in pediatric populations, such waiver may not apply to oncology drugs
If a product that has an Orphan Drug Designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same approved use or indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same approved use or indication. Further, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of our product.
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
* We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval. Further, reliance on a single-arm clinical trial for a product candidate may be insufficient to obtain accelerated approval.

We plan to seek accelerated approval of our lead product candidate, cemsidomide, and may seek approval of future product candidates, where applicable, using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies at the time of submission. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit.
Under the Food and Drug Omnibus Reform Act, commonly referred to as FDORA, the FDA is permitted to require that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date accelerated approval is granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of these studies, including progress towards enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such activities in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug's predicted clinical benefit; and to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. More recently, FDA has issued draft guidance describing how it will interpret whether a confirmatory trial is “underway” for accelerated approval purposes, including factors it intends to consider in assessing whether a confirmatory trial is sufficiently underway.
Our clinical development strategy for certain product candidates, including cemsidomide, may contemplate, in whole or in part, the generation of efficacy and safety data from a single‑arm clinical trial, including a trial designed to evaluate intermediate or surrogate endpoints (such as objective response rate) that may be used in support of accelerated approval. The FDA has stated—consistent with its draft guidance for oncology accelerated approvals—that a randomized controlled trial, or RCT, is often the preferred approach because it provides a more robust efficacy and safety assessment and allows direct comparison to available therapy. While single-arm trials may be used to support accelerated approval, FDA has identified limitations of single‑arm designs, including small safety databases, difficulty relying on cross‑trial historical comparisons, and challenges demonstrating the differential “contribution of effect” for each component of combination regimens.
If FDA determines that our single‑arm trial(s) do not support accelerated approval or are otherwise inadequate, this could delay or prevent approval, reduce the commercial opportunity, require additional financing, or lead to a decision to discontinue development. If accelerated approval is granted, failure to complete confirmatory trials on required timelines, or failure of confirmatory trials to verify clinical benefit, could result in labeling restrictions, post‑marketing requirements, reputational harm, or withdrawal of approval. In addition, receiving accelerated approval does not assure the product’s accelerated approval will eventually be converted to a traditional approval. Any of these circumstances could materially and adversely affect our business, results of operations, and prospects.
The FDA may identify in a written request that pediatric information would be beneficial for a product candidate for which we obtained approval and request that we conduct pediatric studies. We may elect not to perform these studies or, if we opted to conduct these studies, we may not be able to complete them or the data generated from these studies may not be acceptable to the FDA.
Section 505A of the FDCA provides incentives to drug manufacturers who conduct studies of drugs in children. Referred to as the “pediatric exclusivity provision,” this law provides an additional six months of non-patent exclusivity to pharmaceutical manufacturers that conduct acceptable pediatric studies of new and currently-marketed drug products for which pediatric data would be beneficial pursuant to a written request by the FDA. As a result, if we received a written request for pediatric studies from the FDA, conducted pediatric clinical studies and submitted reports that were accepted by the FDA within the statutory time limits, we could receive an additional six months of regulatory exclusivity beyond all other types of patent and non-patent exclusivity then in effect for all our approved drug products that contain the active moiety for which pediatric exclusivity was granted. However, even if we received a written request for pediatric studies from the FDA for one or more of our drug products, we may determine not to or be unable to carry out pediatric studies that comply with Section 505A of the FDCA, or we may carry out studies that are not accepted by the FDA for this purpose. If such situations were to arise, we would not receive this six-month regulatory exclusivity extension.
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
Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies, including as a result of government shutdowns, such as the one that occurred most recently in October 2025, workforce furloughs, reductions in force and significant organizational changes, may slow the time necessary for review and approval (including any applications we may file with respect to our current and future product candidates), which could adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. These funding and staffing changes at the FDA, SEC or other regulatory agencies may delay review of our submissions or public filings, which in turn could negatively impact our business or operations.
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
Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute our product candidates, if we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to: (i) prevent fraud, kickbacks, self-dealing and other abusive practices, (ii) guarantee the security and privacy of health information, and (iii) increase transparency around the financial relationships between physicians, teaching hospitals and manufacturers of drugs, medical devices and biologics. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business or financial arrangements. See the sections entitled “Business — Other Healthcare Laws” and “Business — Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States and in other countries, patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability of coverage and adequacy of reimbursement for our products by third-party payors, including government health care programs (e.g., Medicare, Medicaid or TRICARE in the United States), managed care providers, private health insurers, health maintenance organizations and other organizations is essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates. Third-party payors decide which medications they will pay for and establish reimbursement levels. See the section entitled “Business — Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Business — Government Regulation - Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Most healthcare providers in the U.S., including research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We could be subject to civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner not authorized or permitted by HIPAA. We may also be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is broader than the health information protected by HIPAA. Failing to keep personal information secure may lead to claims or liability under HIPAA, other applicable laws, or our contracts with HIPAA-covered entities and may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTC Act. The FTC’s guidance for securing consumers’ personal information is similar to what is required by HIPAA, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure compliance.
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
Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers' compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.
We are subject to United States and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act of 2001 and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. In the future, we may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of these activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
We may choose to raise additional capital in the future through the sale of shares or other securities convertible into shares, depending on market conditions, strategic considerations, and operational requirements. To the extent we raise additional capital in this manner, our stockholders will be diluted. For example, in October 2024, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, we entered into a sales agreement, or the Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement, or the 2024 ATM Program. To date, we have sold 3,769,483 shares of our common stock under the 2024 ATM Program for gross proceeds of approximately $9.6 million, before deducting commissions to TD Cowen. In November 2025, we filed a registration statement on Form S-3 and related prospectus for the offering and sale of up to a maximum aggregate offering price of $125.0 million of our common stock under the 2025 ATM Program.
In addition, as of the date of this Quarterly Report on Form 10-Q, we had outstanding Class A Warrants exercisable for 50,608,500 shares of our common stock and Class B Warrants exercisable for 50,608,500 shares of our common stock, or collectively, the Class A and B Warrants, and pre-funded warrants to purchase 22,526,500 shares of our common stock. The pre-funded warrants may be exercised at any time after the date of issuance through either a nominal cash payment or a cashless exercise, at the holder’s election, until all of the Pre-Funded Warrants are exercised in full, according to a formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful additional funds upon the exercise of the pre-funded warrants. If some or all of these Class A and B Warrants and pre-funded warrants are exercised, our stockholders could experience substantial dilution and such exercise may cause the market price of our stock to decline.
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated by-laws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
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
We will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Further, we cannot assure you that the measures we have taken in the past or will take in the future will prevent the occurrence of future material weaknesses or significant deficiencies in our internal control over financial reporting. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets and restrict our future access to the capital markets due to a loss of confidence in the reliability of our condensed consolidated financial statements.

Our amended and restated by-laws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our amended and restated by-laws, as amended, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated by-laws; (iv) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated by-laws; or (v) any action asserting a claim governed by the internal affairs doctrine. We refer to this provision in our amended and restated by-laws as the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, the Securities Act, or the Exchange Act, as amended.
Our amended and restated by-laws, as amended by Amendment No. 1 thereto effective April 9, 2026, further provide that unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the District of Massachusetts and the U.S. District Court for the District of Delaware shall be the exclusive forums for resolving any complaint asserting a cause of action arising under the Securities Act or Exchange Act, as amended, or the respective rules and regulations promulgated thereunder. We refer to this provision in our amended and restated by-laws as the Federal Forum Provision. In addition, our amended and restated by-laws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision.
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated by-laws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, and may discourage the filing of lawsuits against us and our directors, officers, and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware, the U.S. District Court for the District of Massachusetts, and the U.S. District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than to our stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2026, we granted three employees an aggregate amount of 333,840 shares of our common stock, or the Inducement Grants, in transactions exempt from registration under Section 4(a)(2) of the Securities Act, with the Inducement Grants being made on January 26, 2026, February 9, 2026, and March 9, 2026. Each Inducement Grant was granted as an inducement material to each applicable individual accepting employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We received no cash proceeds and no commissions were paid to any person in connection with the issuance of the Inducement Grants.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended on March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.1

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	DEF14A	001-39567	04/28/2023	A
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	06/18/2025	3.1

3.4	Second Amended and Restated By-laws of the Registrant	S-1	333-248719	09/10/2020	3.5

3.5	Amendment No. 1 to Second Amended and Restated By-laws of C4 Therapeutics, Inc.	8-K	001-39567	04/10/2026	3.1

10.1#	Form of Performance-Accelerated Restricted Stock Unit	10-K	001-39567	02/22/2026	10.18

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________
#    Indicates a management contract or any compensatory plan, contract, or arrangement.
*Exhibits 32.1 and 32.2 are being furnished herewith and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C4 THERAPEUTICS, INC.

Date: May 12, 2026	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Kendra R. Adams
Kendra R. Adams
Chief Financial Officer, Head of Corporate Affairs, and Treasurer (Principal Financial Officer)

Date: May 12, 2026	By:	/s/ Mark Mossler
Mark Mossler
Chief Accounting Officer (Principal Accounting Officer)