Form 10-Q
period 2026-06-30
C4 Therapeutics, Inc.
filed 2026-08-11
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39567
________________________________________________
C4 Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware	47-5617627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
490 Arsenal Way, Suite 120, Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 123,025,136 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Form 10-Q may include, but are not limited to, statements about:
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
•the pricing and reimbursement of our product candidates, if approved, including the possibility for reduced pricing of any approved products if they are later subject to mandatory price negotiation with the Centers for Medicare & Medicaid Services under the Inflation Reduction Act of 2022 or other applicable laws;
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
•While we are a clinical-stage company and have commenced clinical trials of several product candidates, we have never obtained regulatory approval to commercialize any of our product candidates. Our business could be harmed if we are unable to develop, manufacture, obtain regulatory approval for, commercialize, or gain market acceptance of our product candidates, or if we experience significant delays in doing any of these things.
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
•Potential changes in government programs or policies and changes in government staffing or funding levels could affect various aspects of our business, and our degrader clinical candidates that require government review or approval may experience delays in obtaining requisite authorizations.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$78,610	$74,603
Marketable securities, current	175,053	173,934
Accounts receivable	1,334	2,401
Prepaid expenses and other current assets	7,905	7,172
Total current assets	262,902	258,110
Marketable securities, non-current	46,786	48,563
Property and equipment, net	4,149	4,744
Right-of-use asset	37,637	40,532
Restricted cash	3,443	3,443
Other assets	4,487	3,683
Total assets	$359,404	$359,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,121	$858
Accrued expenses and other current liabilities	13,785	13,314
Deferred revenue, current	26,661	12,493
Operating lease liability, current	6,680	6,367
Total current liabilities	48,247	33,032
Deferred revenue, net of current	13,714	15,841
Operating lease liability, net of current	50,178	53,615
Total liabilities	112,139	102,488
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized as of June 30, 2026, and December 31, 2025, respectively, and 122,905,756 and 96,914,418 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12	9
Additional paid-in capital	1,035,154	995,221
Accumulated other comprehensive income	(444)	50
Accumulated deficit	(787,457)	(738,693)
Total stockholders’ equity	247,265	256,587
Total liabilities and stockholders’ equity	$359,404	$359,075
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from collaboration agreements	$6,641	$6,463	$12,793	$13,701
Operating expenses:
Research and development	24,471	26,197	49,077	53,269
General and administrative	8,593	8,767	17,924	18,097
Total operating expenses	33,064	34,964	67,001	71,366
Loss from operations	(26,423)	(28,501)	(54,208)	(57,665)
Other income, net:
Interest and other income, net	2,788	2,481	5,444	5,323
Total other income, net	2,788	2,481	5,444	5,323
Net loss	$(23,635)	$(26,020)	$(48,764)	$(52,342)
Net loss per share − basic and diluted	$(0.18)	$(0.37)	$(0.38)	$(0.74)
Weighted-average shares outstanding − basic and diluted	130,696,742	71,005,743	128,398,417	70,919,871

Other comprehensive loss:
Unrealized loss on marketable securities	(122)	(73)	(494)	(83)
Comprehensive loss	$(23,757)	$(26,093)	$(49,258)	$(52,425)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	96,914,418	$9	$995,221	$50	$(738,693)	$256,587
Issuance of common stock upon exercise of warrants	6,187,000	1	—	—	—	1
Issuance of common stock upon exercise of stock options	271,175	—	605	—	—	605
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	606,925	—	(200)	—	—	(200)
Issuance of common stock under 2020 ESPP	43,361	—	56	—	—	56
Stock-based compensation	—	—	2,671	—	—	2,671
Change in unrealized loss, net on marketable securities	—	—	—	(372)	—	(372)
Net loss	—	—	—	—	(25,129)	(25,129)
Other	13,471	—	28	—	—	28
Balance as of March 31, 2026	104,036,350	$10	$998,381	$(322)	$(763,822)	$234,247
Issuance of common stock upon exercise of warrants	9,508,500	1	—	—	—	1
Issuance of common stock pursuant to the at-the-market equity program, net	9,273,620	1	33,547	—	—	33,548
Issuance of common stock upon exercise of stock options	77,657	—	176	—	—	176
Stock-based compensation	—	—	3,036	—	—	3,036
Change in unrealized loss, net on marketable securities	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(23,635)	(23,635)
Other	9,629	—	14	—	—	14
Balance as of June 30, 2026	122,905,756	$12	$1,035,154	$(444)	$(787,457)	$247,265
See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	70,625,899	$7	$849,625	$53	$(633,699)	$215,986
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	321,342	—	(155)	—	—	(155)
Issuance of common stock under 2020 ESPP	35,589	—	109	—	—	109
Stock-based compensation	—	—	5,507	—	—	5,507
Change in unrealized loss, net on marketable securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(26,322)	(26,322)
Other	6,831	—	25	—	—	25
Balance as of March 31, 2025	70,989,661	$7	$855,111	$43	$(660,021)	$195,140
Stock-based compensation	—	—	4,992	—	—	4,992
Change in unrealized loss, net on marketable securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(26,020)	(26,020)
Other	17,422	—	25	—	—	25
Balance as of June 30, 2025	71,007,083	$7	$860,128	$(30)	$(686,041)	$174,064
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(48,764)	$(52,342)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	5,707	10,499
Depreciation and amortization expense	696	1,071
Reduction in carrying amount of right-of-use asset	2,895	3,317
Net accretion of discounts on marketable securities	(1,275)	(1,364)
Other	42	48
Changes in operating assets and liabilities:
Accounts receivable	1,067	901
Prepaid expenses and other current and long-term assets	(1,537)	3,974
Accounts payable	263	889
Accrued expenses and other current liabilities	471	(6,103)
Operating lease liability	(3,124)	(2,833)
Deferred revenue	12,041	(3,399)
Net cash used in operating activities	(31,518)	(45,342)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	113,080	115,551
Purchases of marketable securities	(111,641)	(47,320)
Purchases of property and equipment, net	(101)	(185)
Net cash provided by investing activities	1,338	68,046
Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options	781	—
Proceeds from issuance of common stock from at-the-market equity offering	33,548	—
Proceeds from exercise of warrants	2	—
Payments for repurchase of common stock for tax withholding	(200)	(155)
Other	56	109
Net cash provided by (used in) financing activities	34,187	(46)
Net change in cash, cash equivalents and restricted cash	4,007	22,658
Cash, cash equivalents and restricted cash at beginning of period	78,046	58,942
Cash, cash equivalents and restricted cash at end of period	$82,053	$81,600

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents and restricted cash at end of period	$82,053	$81,600
Less: restricted cash	(3,443)	(3,443)
Cash and cash equivalents at end of the period	$78,610	$78,157

Supplemental disclosures of cash flow information:
Cash paid for leases	$4,666	$4,666

Supplemental disclosures of non-cash investing activities:
Capital expenditures in accounts payable and accrued expenses	$—	$294
See accompanying notes to unaudited condensed consolidated financial statements.

C4 THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of the business and basis of presentation
C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation, or TPD, science to create a new generation of small-molecule medicines that transform patients’ lives. Leveraging our proprietary TORPEDO platform, the Company efficiently designs and optimizes small-molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. Our strategy is to develop degraders that modulate clinically validated disease pathways with best-in-class or first-in-class potential to address significant unmet patient needs. To date, our degraders have demonstrated oral bioavailability and catalytic activity, and we have also leveraged our capability to design compounds that are brain penetrant.
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
Liquidity and capital resources
Since its inception, the Company’s primary activities have been focused on research and development activities, building the Company’s intellectual property, recruiting and retaining personnel, and raising capital to support these activities. To date, the Company has funded its operations primarily with proceeds received from the sales of redeemable convertible preferred stock, public offerings of the Company’s common stock, private placements of the Company's common stock, debt financing, and through its collaboration agreements.
The Company has incurred recurring losses since its inception, including net losses of $48.8 million and $52.3 million for the six months ended June 30, 2026 and 2025, respectively. In addition, as of June 30, 2026, the Company had an accumulated deficit of $787.5 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $300.4 million as of June 30, 2026 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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
Note 2. Summary of significant accounting policies
Basis of presentation and consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, regarding interim financial reporting, and the instructions to Form 10-Q and

Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These condensed consolidated financial statements include the accounts of C4 Therapeutics, Inc. and its subsidiary, C4T Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and notes thereto, which are included in the Company’s 2025 Annual Report on Form 10-K that was filed with the SEC on February 26, 2026, or the 2025 Annual Report.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, amounts and timing of revenues recognized under the Company’s research and development collaboration arrangements, prepaid and accrued research and development expense, incremental borrowing rate used in the measurement of lease liabilities, and estimated volatility used in fair valuation of stock options. The Company bases its estimates and assumptions on historical experience and known trends when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements. The Company assesses estimates on an ongoing basis.
Significant accounting policies
The Company’s significant accounting policies are disclosed in Note 2, Summary of significant accounting policies, to the audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s 2025 Annual Report. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
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
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2026 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$78,341	$78,341	$—	$—
Marketable securities:
Corporate debt securities	183,747	—	183,747	—
U.S. government debt securities	22,589	—	22,589	—
U.S. Treasury securities	15,503	—	15,503	—
Total cash equivalents and marketable securities	$300,180	$78,341	$221,839	$—
There have been no transfers between fair value levels during the six months ended June 30, 2026.
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
Note 4. Marketable securities
Marketable securities as of June 30, 2026 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$148,852	$4	$(292)	$148,564
U.S. government debt securities	15,025	—	(35)	14,990
U.S. Treasury securities	11,502	1	(4)	11,499
Marketable securities, non-current:
Corporate debt securities	35,264	—	(81)	35,183
U.S. Treasury securities	4,013	—	(9)	4,004
U.S. government debt securities	7,627	—	(28)	7,599
Total marketable securities, current and non-current	$222,283	$5	$(449)	$221,839

Marketable securities as of December 31, 2025 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$131,038	$50	$(37)	$131,051
U.S. Treasury securities	28,107	26	(2)	28,131
U.S. government debt securities	14,756	—	(4)	14,752
Marketable securities, non-current:
Corporate debt securities	45,544	33	(14)	45,563
U.S. government debt securities	2,002	—	(1)	2,001
U.S. Treasury securities	1,000	—	(1)	999
Total marketable securities, current and non-current	$222,447	$109	$(59)	$222,497
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of June 30, 2026 or December 31, 2025 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at June 30, 2026 and December 31, 2025, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Property and equipment:
Laboratory equipment	$8,861	$8,819
Leasehold improvements	4,548	4,548
Furniture and fixtures	1,435	1,435
Office equipment	621	621
Computer equipment	157	98
Total property and equipment	15,622	15,521
Less: accumulated depreciation	(11,473)	(10,777)
Total property and equipment, net	$4,149	$4,744
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$336	$416	$696	$780
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
There have been no material changes to the terms of the Company’s lease during the six months ended June 30, 2026. For additional information, please read Note 6, Leases, to the audited consolidated financial statements included in the Annual Report.

Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$5,056	$8,656
Accrued research and development	7,734	3,259
Other	995	1,399
Total accrued expenses and other current liabilities	$13,785	$13,314
Note 8. Collaboration and license agreements
Roche Degrader-Antibody Conjugate Collaboration and License Agreement
On April 8, 2026, the Company entered into a new collaboration and license agreement with Roche, or the Roche DAC Agreement, to develop degrader-antibody conjugates, or DACs, an emerging modality designed to selectively target and neutralize disease-causing proteins in cancer cells.
Under the terms of the Roche DAC Agreement, the Company granted Roche a worldwide, exclusive license under certain of the Company's intellectual property rights to develop, manufacture, and commercialize DACs directed to two initial undisclosed oncology targets exclusive to the collaboration. The Company will use its proprietary TORPEDO platform to design degrader payload candidates. Roche will select and design the antibody as well as conjugate the antibody to the degrader payload. The Company received an upfront cash payment of $20.0 million in the second quarter of 2026 and is eligible to receive discovery, regulatory, and commercial milestone payments totaling over $1.0 billion in the aggregate. Roche is responsible for all development, regulatory approval, manufacturing, and commercialization activities and associated costs. The Company is entitled to tiered royalties on future net sales, subject to reductions under customary circumstances as described in the Roche DAC Agreement. In addition, under the Roche DAC Agreement, Roche retains an option to add one additional target exercisable within a specified period following the effective date of the agreement. If Roche exercises this option, the additional program would also provide additional potential milestones and royalties.
The collaboration is managed by a joint research committee, or the Roche DAC JRC, which is comprised of representatives from both Roche and the Company. Roche may terminate the Roche DAC Agreement for convenience on a target-by-target basis or in its entirety upon prior written notice, with such termination taking effect ninety (90) days upon the Company's receipt of such notice. Each party also has various termination rights under certain circumstances, including but not limited to insolvency or a material breach by the other party, subject to certain conditions.
Roche DAC Agreement Accounting
The Company identified two performance obligations at the outset of the Roche DAC Agreement, represented by the two potential research and development targets. While the Company is obligated under the Roche DAC Agreement to provide the exclusive license and perform certain research activities, the Company determined that the license, the research activities, and participation on the Roche DAC JRC are considered promised services. Participation on the Roche DAC JRC to oversee the research activities contemplated under the Roche DAC Agreement was determined to be quantitatively and qualitatively immaterial and, therefore, was excluded from the performance obligations. The total transaction price of the Roche DAC Agreement is allocated to the performance obligations based on their relative standalone selling price. The Company recognizes the transaction price allocated to the performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research and development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The transaction price was not allocated to the option right, which is not discounted and therefore not considered a material right.
As of June 30, 2026, the total transaction price of $20.0 million is allocated to the two performance obligations and $17.3 million remains unsatisfied.
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
Under the terms of the MKDG Agreement, the Company granted MKDG a worldwide, exclusive license under certain of the Company's intellectual property rights to develop, manufacture, and commercialize two targeted protein degraders against critical oncogenic proteins within the KRAS family. MKDG is responsible for all development, regulatory approval, manufacturing and commercialization costs. Under the terms of the MKDG Agreement, MKDG agreed to make an upfront cash payment of $16.0 million and to fund the Company's discovery research efforts. The Company is eligible to receive approximately $740 million in the aggregate in discovery, regulatory, and commercial milestone payments across the collaboration, plus tiered royalties on net sales. Royalties payable from MKDG to the Company range from mid-single digit to low-double digit percentages, subject to reductions under certain circumstances as described in the MKDG Agreement. In April 2025, the Company earned a $1.0 million milestone for the achievement of a discovery milestone for one of the active collaboration targets, which resulted in the addition of $1.0 million to the transaction price for the collaboration. As the research activities with MKDG have progressed and evolved over time, there is only one target on which the parties continue to collaborate.
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
MKDG Agreement Accounting
The Company originally identified two performance obligations at the outset of the MKDG Agreement, represented by the two potential research and development targets. While the Company is obligated under the MKDG Agreement to provide the exclusive license and perform certain research activities, the Company determined that the license, the research activities, and participation on the MKDG JRC and MKDG JSC are considered promised services. Participation on the MKDG JRC and MKDG JSC to oversee the research activities contemplated under the MKDG Agreement was determined to be quantitatively and qualitatively immaterial and, therefore, was excluded from the performance obligations. The total transaction price of the MKDG Agreement is allocated to the performance obligations based on their relative standalone selling price. The Company recognizes the transaction price allocated to the performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research and development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. Incremental fees for research and development services are paid at agreed upon FTE rates and recognized as revenue in the period incurred.
As of June 30, 2026, the total transaction price of $17.0 million is allocated to the one remaining performance obligation and $2.2 million remains unsatisfied.
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
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical supply agreement, (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. The clinical supply agreement, or the Betta Pharma Supply Agreement, was signed on August 31, 2024. The Company recognizes the transaction price allocated to the performance obligation as the costs related to manufactured clinical supply are incurred, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The clinical manufacturing costs are paid at agreed upon rates and included in the estimated transaction price. The estimated transaction price as of June 30, 2026, is $125.0 million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the closing of the Betta Stock Purchase Agreement, a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement, and the estimated consideration expected to be received from the manufactured clinical supply of $108.0 million. This estimate includes a number of assumptions, including but not limited to the duration and total volume of clinical supply to be provided by the Company pursuant to the Betta Pharma Supply Agreement. In the event there are fluctuations in the Company's assumptions, the estimates of consideration expected to be received pursuant to the Betta Pharma Supply Agreement will also change. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
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
In November 2020, the Company signed a further amendment, the effect of which was to provide that the parties would develop up to five potential targets, with Roche maintaining its option rights to license and commercialize products directed to those targets. The November 2020 amendment also provides a mechanism through which the Company and Roche can mutually agree to terminate the 2018 Roche Agreement on a target-by-target basis by the entry into a Mutual Target Termination Agreement. Upon the entry into a Mutual Target Termination Agreement, the 2018 Roche Agreement provides that all rights and responsibilities for know-how and other intellectual property in support of products that use inhibition as their mode of action revert to Roche and all rights and responsibilities for know-how and other intellectual property in support of products that use degradation as their mode of action revert to the Company. In support of this allocation of rights, Roche provides the Company, and the Company provides Roche, with a perpetual irrevocable, fully paid up, exclusive (even as to the party granting the license), sublicensable (including in multiple tiers) license to the patents and know-how that are allocated to a party under a Mutual Target Termination Agreement. As the research activities with Roche have progressed and evolved over time, there are now two targets on which the parties continue to collaborate, with Roche maintaining its option rights to license and commercialize products directed to those two targets. In December 2023, the Company signed a second amendment to the 2018 Roche Agreement, the effect of which was to update the terms of the agreement as it pertains to the two targets on which the parties continue to collaborate. Under the second amendment to the 2018 Roche Agreement, Roche retains its option rights to license and commercialize products directed to those targets but the timing of its option rights is adjusted to begin upon Roche's receipt of the dose range finding data package. There was no material impact to the accounting in 2023 as a result of the second amendment to the 2018 Roche Agreement.
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

The total transaction price of the 2018 Roche Agreement is allocated to the performance obligations based on their relative standalone selling price. The allocated transaction price is recognized as revenue from collaboration agreements in one of two ways:
•Research and development targets: The Company recognizes the portion of the transaction price allocated to each of the research and development performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research and development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to said research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.
•Option rights: The transaction price allocated to the option rights, which are considered material rights, is recognized in the period that Roche elects to exercise or elects to not exercise its option right to license and commercialize the underlying research and development target.
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of June 30, 2026 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$21,272	$3,975
Option rights	2,460	2,460
Total	$23,732	$6,435
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
In exchange for the non-exclusive research license from Biogen, as well as a $45.0 million nonrefundable upfront payment, the Company has granted Biogen a license to develop, commercialize, and manufacture products related to each of the targets (which is contingent on the parties not terminating the agreement), performs initial research services for drug discovery, has provided a non-exclusive research and commercial license to its intellectual property, and participates on the joint steering committee. For any target, following the achievement of development candidate criteria and prior to any IND-enabling study, Biogen will bear all costs and expenses and will have sole discretion and decision-making authority with respect to the performance of further activities with respect to any degrader under development under the Biogen Agreement and all products that incorporate that degrader. Biogen is also required to pay the Company up to $35.0 million per target in development milestones and $26.0 million per target in one-time sales-based payments for the first product to achieve certain levels of net sales. In addition, Biogen is required to pay the Company royalties on a licensed product-by-licensed product basis, on worldwide net product sales. All milestone and sales-based payments are made after the Company has met the defined criteria in the joint research plan for that target, at which time Biogen will have control of the products related to the targets for commercialization; the receipt of these payments is contingent on the further development of products directed to the targets to commercialization by Biogen, without any additional research and development efforts from the Company.

In February 2026, the Company earned a $2.0 million milestone from Biogen after Biogen advanced BIIB145, a BTK degrader that the Company delivered to Biogen, into the clinic. In September 2025, the Company earned a $2.0 million milestone from Biogen after Biogen advanced BIIB142, a development candidate for IRAK4 that the Company delivered to Biogen, into the clinic. The Company's performance obligation under the Biogen Agreement was fully satisfied as of March 2024 and the transaction price has been fully allocated.
Merck License and Collaboration Agreement
On December 11, 2023, the Company and Merck Sharp & Dohme, LLC, or Merck, entered into an exclusive license and collaboration agreement, the Merck Agreement, to develop DACs. The Merck Agreement was terminated by Merck, effective late November 2025.
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
Revenue from collaboration agreements for the three and six months ended June 30, 2026 and 2025 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from collaboration agreements:
Roche DAC Agreement	$2,666	$—	$2,666	$—
MKDG Agreement	1,833	3,428	3,595	6,581
Betta Agreements	15	54	20	514
Roche Agreement	2,127	1,932	4,512	4,428
Biogen Agreement	—	—	2,000	—
Merck Agreement	—	1,049	—	2,178
Total revenue from collaboration agreements	$6,641	$6,463	$12,793	$13,701
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of June 30, 2026 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche DAC Agreement	$—	$17,334	$—	$17,334
MKDG Agreement	953	2,153	—	2,153
Betta Agreements	5	989	13,714	14,703
Roche Agreement	376	6,185	—	6,185
Biogen Agreement	—	—	—	—
Total	$1,334	$26,661	$13,714	$40,375
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

Supplemental financial information related to the collaboration and license agreements for the three and six months ended June 30, 2026 and 2025 is (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized that was included in the contract liability at the beginning of the period	$2,820	$6,512	$6,560	$11,821
As of June 30, 2026, the aggregate amount of the transaction price allocated to performance obligations under the Roche DAC, MKDG Agreement, Betta Agreements, and Roche Agreement that were partially unsatisfied was $146.6 million. The vast majority of the remaining transaction price to be recognized as revenue is based on the estimated manufactured clinical supply costs under the Betta Pharma collaboration. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
Note 9. Stockholders’ equity
At-The-Market Equity Program
In October 2024, the Company filed a registration statement on Form S-3, or the 2024 Registration Statement, with the SEC that became effective in November 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, the Company entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by the Company of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement, or the ATM Program. In October 2025, the Company terminated the sales agreement prospectus related to the ATM Program. A total of 3,769,483 shares of the Company's common stock at an average purchase price of $2.55 had been sold through the ATM Program, as of October 16, 2025, which sales resulted in net proceeds of $9.4 million.
In November 2025, the Company filed a registration statement on Form S-3, or the 2025 Registration Statement, with the SEC that became effective in December 2025 and registered the offering, issuance and sale of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof, together with a sales agreement prospectus for the offer and sale of up to $125.0 million of common stock from time to time in “at-the-market” offerings under the ATM Program. For the three and six months ended June 30, 2026, a total of 9,273,620 shares of the Company's common stock had been sold at a weighted average price of $3.71 per share under the ATM Program, which resulted in net proceeds of $33.5 million.
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
Underwritten Offering
In October 2025, the Company entered into an underwriting agreement with Jefferies LLC, TD Securities (USA) LLC and Evercore Group L.L.C., or collectively, the Underwriters, related to an underwritten offering, or the 2025 Offering, of (i) 21,895,000 shares, or the Shares, of the Company’s common stock, par value $0.0001 per share; (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of 28,713,500 shares of common stock, or the Pre-Funded Warrants; (iii) accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of common stock (or pre-funded warrants in lieu thereof), or the Class A Warrants, and together with the Class B Warrants (as defined below), the Class A and Class B Warrants; and (iv) accompanying Class B warrants to purchase an aggregate of 50,608,500 shares of common stock (or pre-funded warrants in lieu thereof), or the Class B Warrants, and together with the Pre-Funded Warrants and the Class A Warrants, the Warrants. Each Share was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of common stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. The Company received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and estimated offering expenses, of approximately $116.9 million. If all Warrants are exercised, the aggregate net proceeds to the Company from the 2025 Offering, after deducting underwriting discounts and commissions and offering expenses, are expected to be $341.7 million. See Note 10, Warrants, for details.

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
The Class A and Class B Warrants are exercisable solely by means of a cash exercise. However, if, at the time a holder exercises its Class A Warrants, there is no effective registration statement registering the issuance of the shares of Common Stock underlying such Class A or Class B Warrant or prior consent has been provided by the Company, then a holder may elect to exercise such warrant through cashless exercise pursuant to the terms of the applicable warrant agreement, provided that in no event will the exercise of Class A and Class B Warrants be settled in cash. If the Company consents to a cashless exercise for a holder of Class A or Class B Warrants, a similar allowance for cashless exercise shall be provided to all holders of the same class of warrants.
All Warrants are classified as equity and the following table summarizes the warrant activity for the six months ended June 30, 2026:

	Pre-Funded	Class A	Class B
Outstanding at December 31, 2025	28,713,500	50,608,500	50,608,500
Exercised	(15,695,500)	—	—
Outstanding at June 30, 2026	13,018,000	50,608,500	50,608,500
Note 11. Stock-based compensation
Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense:
General and administrative	$1,681	$2,535	$3,190	$5,454
Research and development	1,355	2,457	2,517	5,045
Total stock-based compensation expense	$3,036	$4,992	$5,707	$10,499
In June 2026, the Company's stockholders approved the second amendment to the Company's 2020 Stock Option and Incentive Plan (the "2020 Plan"). The amendment modified the 2020 Plan's evergreen provision to provide that the Company's outstanding pre-funded warrants will be included in the total number of shares of common stock deemed issued and outstanding as of each December 31 for purposes of calculating the annual automatic increase in the share reserve under the 2020 Plan.
Stock options
During the six months ended June 30, 2026, the Company granted stock options for the purchase of 652,220 shares of common stock with a weighted average exercise price of $3.80 per share and a weighted average grant-date fair value of $2.98 per share. As of June 30, 2026, 10,769,256 stock options remained outstanding, and the unrecognized compensation cost related to outstanding stock options was $10.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Performance-accelerated restricted stock units
During the six months ended June 30, 2026, the Company’s Board of Directors authorized the issuance of 1,588,140 performance-accelerated restricted stock units, or PARSUs, to certain employees, including members of the Company’s leadership team under the 2020 Plan. PARSUs are valued on the grant date using the grant date market price of the underlying shares. The PARSUs will vest in tranches at the earlier of the achievement of certain discovery and clinical milestones, or February 13, 2029. Upon vesting, each PARSU automatically converts into one share of the Company's common stock. No PARSUs vested during the six months ended June 30, 2026. As of June 30, 2026, 1,434,780 PARSUs remained outstanding, and the unrecognized compensation cost related to outstanding PARSUs was $2.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Time-based restricted stock units
During the six months ended June 30, 2026, the Company issued 2,829,710 restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees. RSUs are valued on the grant date using the grant date market price of the underlying shares. A total of 712,681 RSUs vested during the six months ended June 30, 2026 on their respective vesting schedules. Upon vesting, each RSU automatically converts into one share of the Company’s common stock. During the six months ended June 30, 2026, the Company indirectly repurchased 105,756 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the RSUs, which tax amounts were remitted to the applicable revenue authorities by the Company in cash on behalf of the RSU holders. As of June 30, 2026, there were a total of 4,172,111 RSUs outstanding and the unrecognized compensation cost related to outstanding RSUs was $9.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Inducement grants
During the six months ended June 30, 2026, the Company granted non-qualified stock options for the purchase of 419,320 shares of common stock with a weighted average exercise price of $2.50 per share and a weighted average grant-date fair value of $2.00 per share. As of June 30, 2026, 1,099,060 inducement stock options remained outstanding, and the unrecognized compensation cost related to outstanding inducement stock options was $1.9 million, which is expected to be recognized over a weighted-average period of 3.0 years. These inducement stock options have been granted outside of the Company's stockholder-approved equity incentive plan in accordance with Nasdaq Listing Rule 5635(c)(4).
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
Note 13. Loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the dilutive net loss per share calculation, outstanding stock options, unvested time-based restricted stock unit awards, and outstanding common stock warrants are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. Restricted stock units for which the performance or market vesting conditions have been met are considered to be common stock equivalents, while restricted stock units with performance or market vesting conditions that were not met as of June 30, 2026 are not considered to be common stock equivalents. The weighted average number of shares of common stock outstanding also includes all issued pre-funded warrants because their exercise requires only nominal consideration for the delivery of the shares.
The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Anti-dilutive common stock equivalents:
Class A Warrants	50,608,500	—
Class B Warrants	50,608,500	—
Options to purchase common stock	11,868,316	14,164,955
Restricted stock units	5,606,891	2,957,988
Total anti-dilutive common stock equivalents	118,692,207	17,122,943
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(23,635)	$(26,020)	$(48,764)	$(52,342)
Denominator:
Weighted-average number of shares used in computing net loss per share − basic and diluted	130,696,742	71,005,743	128,398,417	70,919,871
Net loss per share − basic and diluted	$(0.18)	$(0.37)	$(0.38)	$(0.74)
Note 14. Income taxes
For the three and six months ended June 30, 2026 and 2025, the Company recorded no income tax provision or benefit due to losses generated where no benefit was recorded due to the valuation allowance. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets as of June 30, 2026 due to uncertainty regarding future taxable income.
Note 15. Segment reporting
The Company operates as one operating segment. The Company's chief operating decision maker, or CODM, is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company's long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses operating expenses to monitor budget versus actual results for purposes of evaluating performance and to make decisions about the allocation of resources. The CODM does not utilize revenue in the decision-making process as a significant amount of the revenues recognized by the Company are derived from the upfront payments received from its collaboration partners. See Note 8, Collaboration and license agreements, for details.
These financial metrics used by the CODM to make key operating decisions consist of development, research, and general and administrative expenses.
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
Operating expenses:
Development expenses	12,597	12,605	25,186	27,155
Research expenses	8,524	8,846	17,234	16,570
General and administrative	8,907	8,521	18,874	17,142
Segment operating expenses	30,028	29,972	61,294	60,867
Reconciliation of profit or loss
Non-operating income	(2,788)	(2,481)	(5,444)	(5,323)
Adjustments or reconciling items(1)	(3,605)	(1,471)	(7,086)	(3,202)
Consolidated net loss	$(23,635)	$(26,020)	$(48,764)	$(52,342)
(1) The reconciling items include revenue and stock-based compensation expense for the three and six months ended June 30, 2026 and 2025.

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
Business Overview
We are a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation, or TPD, science to create a new generation of small-molecule medicines that transform patients’ lives. Leveraging our proprietary TORPEDO platform, we efficiently design and optimize small-molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. Our strategy is to develop degraders that modulate clinically validated disease pathways with best-in-class or first-in-class potential to address significant unmet patient needs. To date, our degraders have demonstrated oral bioavailability and catalytic activity, and we have also leveraged our capability to design compounds that are brain penetrant.

Our most advanced product candidate, cemsidomide, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3. The United States Food and Drug Administration, or the FDA, has granted orphan drug designation to cemsidomide for the treatment of multiple myeloma, or MM. In June 2026, at the European Hematology Association, or EHA, 2026 Congress, we presented updated data from the Phase 1 trial of cemsidomide in combination with dexamethasone in MM. Consistent with previously disclosed data, this analysis demonstrated cemsidomide's generally well-tolerated safety profile and compelling anti-myeloma activity, supporting its development as a potential best-in-class IKZF1/3 degrader. Cemsidomide is currently being studied in the Phase 2 MOMENTUM clinical trial evaluating the efficacy of cemsidomide in combination with dexamethasone in patients with relapsed/refractory MM. Enrollment for the Phase 2 MOMENTUM trial is expected to be complete in the first quarter of 2027 with initial investigator-assessed overall response rate data expected in the second half of 2027.

We are also conducting a Phase 1b trial evaluating cemsidomide in combination with dexamethasone and elranatamab, pursuant to the Pfizer Agreement, for earlier lines of MM treatment. Enrollment in the trial is ongoing and we expect to provide an update on the dose escalation progress in the second half of 2026 and report data from all cohorts in mid-2027. In addition, we plan to initiate an additional Phase 1b trial in the first half of 2027 that will evaluate cemsidomide in two combination cohorts, (1) cemsidomide, dexamethasone, and daratumumab, an anti-CD38 antibody, or (2) cemsidomide, dexamethasone,and carfilzomib, a proteasome inhibitor. The goal of the trial is to characterize cemsidomide's dose and safety with approved standard of care MM therapies. We believe our clinical development strategy provides an efficient path toward bringing cemsidomide to the growing myeloma patient population across multiple lines of therapy.
Our other clinical oncology product candidate is CFT8919, an orally bioavailable, allosteric, mutant-selective BiDAC degrader of epidermal growth factor receptor, or EGFR, with an L858R mutation in non-small cell lung cancer, or NSCLC. In May 2023, we entered into a license and collaboration agreement with Betta Pharma to collaborate on the development and commercialization of CFT8919 in mainland China, Hong Kong SAR, Macau SAR and Taiwan, with us retaining rights to develop and commercialize CFT8919 in the rest of the world. In November 2024, Betta Pharma initiated a Phase 1 clinical trial in NSCLC patients with the EGFR L858R mutation in Greater China. Based on the evolving treatment landscape for EGFR mutated NSCLC, capital priorities, and available clinical data to date, we will not advance CFT8919 into the next phase of clinical development outside of Greater China at this time.
We are also advancing an internal discovery pipeline focused on developing new degraders for the treatment of inflammation, neuroinflammation, and neurodegeneration. We have engineered degraders that have successfully achieved blood-brain barrier penetration in preclinical studies. A key part of our strategy is selecting targets where there is a strong degrader rationale over other therapeutic modalities. In addition, we are advancing a discovery pipeline in collaboration with MKDG and Roche. Our partnership strategy allows us to potentially further expand our reach in both oncology and non-oncology indications.

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
•expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical, and clinical activities on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture our product candidates for use in our preclinical and clinical trials;
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

Results of operations
Comparison of the three and six months ended June 30, 2026 and 2025
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from collaboration agreements:
Roche DAC Agreement	$2,666	$—	$2,666	$—
MKDG Agreement	1,833	3,428	3,595	6,581
Betta Agreements	15	54	20	514
Roche Agreement	2,127	1,932	4,512	4,428
Biogen Agreement	—	—	2,000	—
Merck Agreement	—	1,049	—	2,178
Total revenue from collaboration agreements	$6,641	$6,463	$12,793	$13,701
The $0.2 million increase in revenue in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, is primarily driven by $2.7 million of revenue recognized under the Roche DAC Agreement, which commenced in April 2026. This was partially offset by:
•a $1.6 million decrease in revenue related to the MKDG collaboration from the decision in 2025 to prioritize one KRAS project; and
•a $1.0 million decrease related to our Merck collaboration terminating in 2025.
The $0.9 million decrease in revenue in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, is primarily driven by:
•a $3.0 million decrease in revenue related to the MKDG collaboration from the decision in 2025 to prioritize one KRAS project; and
•a $2.2 million decrease related to our Merck collaboration terminating in 2025.
This is partially offset by:
•$2.7 million of revenue recognized under the Roche DAC Agreement, which commenced in April 2026; and
•a $2.0 million milestone achieved under the Biogen collaboration.
Research and development expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
Personnel expenses	$6,875	$8,851	$15,781	$18,494
Preclinical development and discovery expenses	7,068	6,466	12,561	13,743
Clinical expenses	4,600	4,728	9,079	9,437
Facilities and supplies	3,209	3,709	6,623	6,839
Professional fees	1,188	1,275	2,426	2,586
Intellectual property and other expenses	1,531	1,168	2,607	2,170
Total research and development expenses	$24,471	$26,197	$49,077	$53,269
The $1.7 million decrease in research and development expenses in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 is primarily driven by a $2.0 million decrease in personnel expenses as a result of lower stock-based compensation expense and a reduction in research and development headcount, which was partially offset by a $0.6 million increase in preclinical development and discovery expenses as a result of progress made on our collaboration programs and internal programs.
The $4.2 million decrease in research and development expenses in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 is primarily driven by:
•a $2.7 million decrease in personnel expenses as a result of lower stock-based compensation expense and a reduction in research and development headcount; and
•a $1.2 million decrease in preclinical development and discovery expenses as a result of the termination of the Merck collaboration in 2025 and the decision to prioritize one project under the MKDG collaboration in 2025.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses:
Personnel expenses	$5,362	$6,260	$11,658	$13,084
Professional fees	2,053	1,475	3,965	2,943
Facilities and other expenses	1,178	1,032	2,301	2,070
Total general and administrative expenses	$8,593	$8,767	$17,924	$18,097
The $0.2 million decrease in general and administrative expenses in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 is primarily driven by a $0.9 million decrease in personnel expenses related to lower stock-based compensation expense. This was partially offset by a $0.6 million increase in professional fees.
The $0.2 million decrease in general and administrative expenses in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 is primarily driven by a $1.4 million decrease in personnel expenses related to lower stock-based compensation expense. This was partially offset by a $1.0 million increase in professional fees.
Other income, net
The $0.3 million increase in other income, net in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 is primarily driven by a $0.3 million increase in interest and other income resulting from increased invested balances as we generated cash from financing activities.
The change in other income, net in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was not significant.
Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, private placements of our common stock, and through payments from collaboration partners. As of June 30, 2026, we had cash, cash equivalents and marketable securities of approximately $300.4 million.

Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(31,518)	$(45,342)
Net cash provided by investing activities	1,338	68,046
Net cash provided by (used in) financing activities	34,187	(46)
Total net change in cash, cash equivalents and restricted cash	$4,007	$22,658
Operating activities
Net cash used in operating activities for the six months ended June 30, 2026 was $31.5 million, and was driven primarily by the following uses of cash:
•net loss of $48.8 million;
•$3.1 million decrease in our operating lease liability; and
•$1.5 million increase in prepaid expenses and other current and long-term assets.
These were offset by an increase in deferred revenue of $12.0 million, primarily a result of the April 2026 Roche DAC Agreement, non-cash expenses of $8.1 million, which primarily consisted of stock-based compensation expense of $5.7 million, and a decrease in accounts receivable of $1.1 million.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2026 was $1.3 million, and was driven primarily by the sales and maturities of marketable securities, net of purchases.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $34.2 million, and was driven primarily by proceeds from issuance of common stock from the ATM Program, as defined below.
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, private placements of equity securities, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen, Betta Pharma, and MKDG, we do not have any committed external sources of funds as of June 30, 2026.
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
At-the-market equity program
In October 2024, we filed a registration statement on Form S-3, or the 2024 Registration Statement, with the SEC that became effective on November 13, 2024 and registered the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. Simultaneously, we entered into a sales agreement with TD Securities (USA) LLC, as sales agent, to provide for the issuance and sale by us of up to $200.0 million of common stock from time to time in “at-the-market” offerings under the 2024 Registration Statement and related prospectus filed with the 2024 Registration Statement, or the ATM Program. On October 16, 2025, we terminated the sales agreement prospectus related to the ATM Program. A total of 3,769,483 shares of our common stock at an average purchase price of $2.55 had been sold through the ATM Program as of October 16, 2025, which sales resulted in net proceeds of $9.4 million.

In November 2025, the Company filed a registration statement on Form S-3, or the 2025 Registration Statement, with the SEC that became effective on December 10, 2025 and registered the offering, issuance and sale of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof, together with a sales agreement prospectus for the offer and sale of up to $125.0 million of common stock from time to time in “at-the-market” offerings under the ATM Program. For the three and six months ended June 30, 2026, a total of 9,273,620 shares of our common stock had been sold at an average price of $3.71 under the ATM Program, which resulted in net proceeds of $33.5 million. Please see Note 9, Stockholders' equity, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Underwritten offering
In October 2025, we entered into an underwriting agreement with Jefferies LLC, TD Securities (USA) LLC and Evercore Group L.L.C., or collectively, the Underwriters, related to an underwritten offering, or the 2025 Offering, of (i) 21,895,000 shares, or the Shares, of our common stock; (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of 28,713,500 shares of common stock, or the Pre-Funded Warrants; (iii) accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of common stock (or pre-funded warrants in lieu thereof), or the Class A Warrants, and together with the Class B Warrants (as defined below), the Class A and Class B Warrants; and (iv) accompanying Class B warrants to purchase an aggregate of 50,608,500 shares of common stock (or pre-funded warrants in lieu thereof), or the Class B Warrants, and together with the Pre-Funded Warrants and the Class A Warrants, the Warrants. Each Share was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of common stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. We received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $116.9 million. If all Warrants are exercised, the aggregate net proceeds to us from the 2025 Offering, after deducting underwriting discounts and commissions and estimated offering expenses, are expected to be $341.7 million. As of June 30, 2026, a total of 15,695,500 Pre-Funded Warrants have been exercised for shares of common stock at a price of $0.0001 per share. No Class A or Class B Warrants have been exercised.
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
During the six months ended June 30, 2026, except for the minimum rental commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of June 30, 2026, we had marketable securities of $221.8 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity date of 0.7 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $48.8 million and $52.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $787.5 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations, share issuances and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, which could materially impair our ability to raise capital or continue operations. This could cause a decline in the value of our company or our common stock and you may lose all or part of your investment.
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
We had cash, cash equivalents, and marketable securities of approximately $300.4 million as of June 30, 2026. We believe that these funds will be sufficient to fund our planned operating expenses to the end of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. While, as of June 30, 2026, holders have exercised Pre-Funded Warrants to purchase 15,695,500 shares of common stock, we cannot predict whether any additional Pre-Funded Warrants or any Class A Warrants or Class B Warrants issued in the 2025 Offering will be exercised and, therefore, have not included any anticipated proceeds from the potential exercise of these warrants in our estimate of our cash runway.
Our future capital requirements will depend on many factors, including:
•the timing, progress, costs, and results of our ongoing and planned first-in-human Phase 1 and Phase 2 clinical trials for our product candidates and any future clinical development, including any Phase 3 clinical trials, of those product candidates;
•the number, scope, progress, costs, and results of clinical development stage programs and our other product candidates and development programs;
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
Our future success depends on the successful development of targeted protein degradation, which is a novel therapeutic approach. Very few small-molecule product candidates using targeted protein degradation, such as those developed through our TORPEDO platform, have been tested in humans and none of the product candidates developed through our TORPEDO platform have been approved in the United States, Europe, or any other jurisdiction. The scientific research that forms the basis of our efforts using our TORPEDO platform is ongoing and the data underlying the feasibility of developing these types of therapeutic products is both preliminary and limited. If any adverse learnings are made by other developers of targeted protein degraders, there is a risk that development of our product candidates could be materially impacted. Discovery and development of small molecules that harness the ubiquitin proteasome pathway to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry, and structural biology of the specific components of the ubiquitin-proteasome system, including E3 ligases and their required accessory proteins involved in target protein ubiquitination, as well as by challenges of engineering compounds that promote protein-to-protein interactions.
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
It is difficult for us to predict the time and cost of developing our novel product candidates and we cannot predict whether the application of our TORPEDO platform, or any similar or competitive protein degradation platforms, will result in the development of product candidates that may receive marketing approval. Any development problems we experience in the future related to our TORPEDO platform or any of our research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate, as well as from commercializing any product candidates we may develop on a timely or profitable basis, if at all.
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
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face, and will continue to face, competition from third parties that use protein degradation, antibody therapy, inhibitory nucleic acid, immunotherapy, gene editing, or gene therapy development platforms and from companies focused on more traditional therapeutic modalities, such as small-molecule inhibitors. The competition we face and will face is likely to come from multiple sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and public and private research institutions.
TPD is an emerging therapeutic modality that has the potential to deliver therapies that improve outcomes for patients. As a result, a number of biotechnology and pharmaceutical companies are already working to develop degradation-based therapies and the number of companies entering this space continues to increase. We are aware of several biotechnology companies developing product candidates based on chimeric small molecules for targeted protein degradation, as well as several large pharmaceutical companies and academic institutions have disclosed investments and research in this field. In addition to competition from other protein degradation therapies, any products that we develop may also face competition from other types of therapies, such as small-molecule, antibody, T cell or gene therapies.
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
We are a clinical-stage biotechnology company and, while our lead product candidate and CFT8919 are in ongoing clinical trials, our other product candidates are currently in the discovery stage. As a result, the risk of failure of such product candidates is high. We have invested substantially all of our research and development efforts and associated financial resources into building our TORPEDO platform and identifying and conducting preclinical development of our current product candidates. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
•sufficiency of our financial and other resources;
•successful and timely initiation of clinical trials;
•successful and timely patient enrollment in, and conduct and completion of, clinical trials;
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
Our experience as a company in completing IND-enabling preclinical studies comes from our work in commencing clinical development of our product candidates. While this work represents a substantial amount of progress, and we have successfully received IND clearance and initiated a number of phase 1/2 clinical trials, we still have relatively limited experience as a company in commencing, enrolling, and conducting clinical trials, particularly late stage clinical trials, compared to companies with a larger footprint. In part because of this limited experience, while we continue to make strides in advancing our clinical trials, we cannot be certain that our planned clinical trials will begin, enroll, or be completed on time, if at all. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs upon initial IND submission, we cannot guarantee that those regulatory authorities will not change their requirements in the future or that we will ultimately receive approval for the respective product candidate. These considerations apply to previously submitted INDs described above, additional INDs that we may submit in the future and also to new clinical trials we may submit as amendments to existing or new INDs.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
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
We have the following ongoing collaborations and license arrangements involving our research and development programs:
•the 2018 Roche Agreement, with collaboration activities ongoing as to two targets,
•the Roche DAC Agreement, for the discovery, development and commercialization of DACs as to two initial undisclosed targets, with an option for Roche to identify a third target,

•the MKDG Agreement, as to which there is currently one active collaboration target, and
•the Betta Pharma License Agreement under which Betta Pharma received an exclusive license for the development, manufacturing and commercialization of CFT8919 in Greater China.
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
Our current product candidates target cancer, but cancer therapies are sometimes characterized as first-line, second-line, third-line, or subsequent line and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy – usually chemotherapy, antibody drugs, tumor-targeted small molecules, immunotherapy, hormone therapy, radiation therapy, surgery, other targeted therapies, or a combination of these therapies – proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third-line therapies can include chemotherapy, antibody drugs and small-molecule tumor-targeted therapies, more invasive forms of surgery, and new technologies. We expect initially to seek approval of our product candidates in most instances as a later-line therapy, for use in patients with relapsed or refractory cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that any of our product candidates, even if approved as a second- or third- or subsequent line of therapy, would subsequently be approved for an earlier line of therapy. Further, it is possible that, prior to getting any approvals for our product candidates in earlier lines of treatment, we might have to conduct additional clinical trials.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Multiple recent executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:
•In May 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services, or HHS, to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signaled potential further action against manufacturers that fail to offer most-favored-nation ("MFN") pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. The Administration has entered into voluntary MFN pricing agreements with 17 of the largest pharmaceutical manufacturers, generally in exchange for a three-year deferral of Section 232 pharmaceutical tariffs. In February 2026, the Administration launched the TrumpRx.gov direct-to-consumer platform enabling patients to purchase certain medications at MFN-aligned prices, and in April 2026 the President issued a further executive order linking tariff relief and other benefits to manufacturers' entry into MFN pricing and domestic manufacturing agreements, with tariff consequences for manufacturers that decline to do so. The Administration continues to signal potential further action against manufacturers that do not offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers.
•In a related development, former FDA Commissioner Makary launched, in February 2026, the Commissioner’s National Priority Voucher (“CNPV”) program a new fast-track priority review voucher program for manufacturers that commit to pricing drugs in line with those in economically comparable countries, under which FDA has granted multiple vouchers and approvals to date. The implementation timeline and commercial implications of these proposals remain uncertain, and the program has drawn Congressional criticism, including questions about its legal authority.
•In April 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act, or the IRA, to eliminate the so-called “pill penalty,” which currently subjects small-molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers in drug pricing and market access.
•On December 19, 2025, CMS proposed two mandatory Medicare rebate models tying manufacturer rebates to international price benchmarks: the GLOBE Model for Part B drugs (proposed effective October 1, 2026) and the GUARD Model for Part D drugs (proposed effective January 1, 2027). The comment period on both proposed rules closed February 23, 2026, and final rules are pending review by the Office of Management and Budget. CMS also launched the voluntary GENEROUS model, under which manufacturers may offer MFN-aligned supplemental rebates to state Medicaid programs. If any of our product candidates are approved and become subject to GLOBE, GUARD, or similar mandatory rebate methodologies, our revenue from such products could be materially reduced.
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

Our MonoDAC and BiDAC product candidates are small-molecule pharmaceuticals, which degrade specific proteins. A number of biotechnology and pharmaceutical companies, as well as and institutions, are already working in the TPD field and developing degradation-based therapies and the number entering this space continues to increase. These companies and institutions have patent applications and issued patents in the general TPD field and for various degradation-based therapies. If any such third party were to assert that its patents are infringed by any product candidate or potential future product we may develop, or by their manufacture or use, we or our collaborators may be drawn into expensive and time-consuming litigation, which could adversely affect our business prospects, financial condition and results of operations, and distract members of our management team and employees at large. Further, if litigation of this nature were successful, it could have a material and adverse effect on the profitability of our potential future products or prohibit their sale.
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
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of post-marketing safety, efficacy and other information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, FDA and comparable foreign regulatory authorities may impose additional requirements or limitations based on information we submit, such as requiring us to conduct post-approval studies in special populations that are difficult to conduct or complete. We will also be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.
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
Our clinical development strategy for certain product candidates, including cemsidomide, may contemplate, in whole or in part, the generation of efficacy and safety data from a single‑arm clinical trial, including a trial designed to evaluate intermediate or surrogate endpoints (such as objective response rate) that may be used in support of accelerated approval. The FDA has stated—consistent with its draft guidance for oncology accelerated approvals—that a randomized controlled trial is often the preferred approach because it provides a more robust efficacy and safety assessment and allows direct comparison to available therapy. While single-arm trials may be used to support accelerated approval, FDA has identified limitations of single‑arm designs, including small safety databases, difficulty relying on cross‑trial historical comparisons, and challenges demonstrating the differential “contribution of effect” for each component of combination regimens.
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
Disruptions at the FDA, the SEC and other government agencies caused by changes in the presidential administration, and actual or potential funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and our timelines.
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
Most healthcare providers in the U.S., including research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We could be subject to civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner not authorized or permitted by HIPAA. We may also be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is broader than the health information protected by HIPAA. Failing to keep personal information secure may lead to claims or liability under HIPAA, other applicable laws, or our contracts with HIPAA-covered entities and may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC’s guidance for securing consumers’ personal information is similar to what is required by HIPAA, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure compliance.
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
We may choose to raise additional capital in the future through the sale of shares or other securities convertible into shares, depending on market conditions, strategic considerations, and operational requirements. To the extent we raise additional capital in this manner, our stockholders will be diluted. For example, in November 2025, we filed a registration statement on Form S-3, or the 2025 Registration Statement, with the SEC that became effective on December 10, 2025 and registered the offering, issuance and sale of up to $400.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The 2025 Registration Statement included a sales agreement prospectus for the issuance and sale by us of up to $125.0 million of common stock from time to time in “at-the-market” offerings pursuant to our existing sales agreement with TD Securities (USA) LLC, or TD Cowen, as sales agent, or the ATM Program. For the three and six months ended June 30, 2026, a total of 9,273,620 shares of our common stock had been sold at a weighted average price of $3.71 per share under the ATM Program, which resulted in net proceeds to us of $33.5 million.
In addition, as of the date of this Quarterly Report on Form 10-Q, we had outstanding Class A Warrants exercisable for 50,608,500 shares of our common stock and Class B Warrants exercisable for 50,608,500 shares of our common stock, or collectively, the Class A and B Warrants, and Pre-Funded Warrants to purchase 13,018,000 shares of our common stock. The Pre-Funded Warrants may be exercised at any time after the date of issuance through either a nominal cash payment or a cashless exercise, at the holder’s election, until all of the Pre-Funded Warrants are exercised in full, according to a formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful additional funds upon the exercise of the Pre-Funded Warrants. If some or all of these Class A and B Warrants and the Pre-Funded Warrants are exercised, our stockholders could experience substantial dilution and such exercise may cause the market price of our stock to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2026, we granted non-qualified stock options to purchase an aggregate of 85,480 shares of our common stock, or the Inducement Grant, to one employee in a transaction exempt from registration under Section 4(a)(2) of the Securities Act, with the Inducement Grant being made on May 18, 2026. The Inducement Grant was granted as an inducement material to the applicable individual accepting employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We received no cash proceeds and no commissions were paid to any person in connection with the issuance of the Inducement Grant.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended on June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.1

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	DEF14A	001-39567	04/28/2023	A
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	06/18/2025	3.1

3.4	Second Amended and Restated By-laws of the Registrant	S-1	333-248719	09/10/2020	3.5

3.5	Amendment No. 1 to Second Amended and Restated By-laws of C4 Therapeutics, Inc.	8-K	001-39567	04/10/2026	3.1

10.1#	Amendment No. 2 to the C4 Therapeutics, Inc. 2020 Stock Option and Incentive Plan	8-K	001-39567	06/24/2026	10.1

10.2†	Research Collaboration and License Agreement, between the Registrant and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated April 8, 2026					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith
101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

C4 THERAPEUTICS, INC.

Date: August 11, 2026	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Kendra R. Adams
Kendra R. Adams
Chief Financial Officer, Head of Corporate Affairs, and Treasurer (Principal Financial Officer and Principal Accounting Officer)