Form 10-Q
period 2026-09-30
C4 Therapeutics, Inc.
filed 2026-11-05
CIK 1662579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 131,317,488 shares of common stock, $0.0001 par value per share, outstanding.

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
•the period of time over which we anticipate our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements;
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
•Potential changes in government programs or policies and changes in government staffing or funding levels could affect various aspects of our business, and our product candidates that require government review or approval may experience delays in obtaining requisite authorizations.
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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
C4 Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$32,425	$74,603
Marketable securities, current	172,973	173,934
Accounts receivable	1,405	2,401
Prepaid expenses and other current assets	7,699	7,172
Total current assets	214,502	258,110
Marketable securities, non-current	69,289	48,563
Property and equipment, net	3,829	4,744
Right-of-use asset	36,170	40,532
Restricted cash	3,443	3,443
Other assets	4,567	3,683
Total assets	$331,800	$359,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$963	$858
Accrued expenses and other current liabilities	14,142	13,314
Deferred revenue, current	19,516	12,493
Operating lease liability, current	6,839	6,367
Total current liabilities	41,460	33,032
Deferred revenue, net of current	13,765	15,841
Operating lease liability, net of current	48,407	53,615
Total liabilities	103,632	102,488
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, par value of $0.0001 per share; 10,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025, and 131,309,208 and 96,914,418 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13	9
Additional paid-in capital	1,038,518	995,221
Accumulated other comprehensive income (loss)	(1,063)	50
Accumulated deficit	(809,300)	(738,693)
Total stockholders’ equity	228,168	256,587
Total liabilities and stockholders’ equity	$331,800	$359,075
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from collaboration agreements	$8,468	$11,230	$21,261	$24,931
Operating expenses:
Research and development	24,803	25,989	73,880	79,258
General and administrative	8,261	8,920	26,185	27,017
Impairment of long-lived assets	—	10,733	—	10,733
Total operating expenses	33,064	45,642	100,065	117,008
Loss from operations	(24,596)	(34,412)	(78,804)	(92,077)
Other income, net:
Interest and other income, net	2,753	2,246	8,197	7,569
Total other income, net	2,753	2,246	8,197	7,569
Net loss	$(21,843)	$(32,166)	$(70,607)	$(84,508)
Net loss per share − basic and diluted	$(0.16)	$(0.44)	$(0.54)	$(1.18)
Weighted-average shares outstanding − basic and diluted	136,080,965	72,563,311	130,987,407	71,473,704

Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(619)	117	(1,113)	34
Comprehensive loss	$(22,462)	$(32,049)	$(71,720)	$(84,474)
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	96,914,418	$9	$995,221	$50	$(738,693)	$256,587
Issuance of common stock upon exercise of warrants	6,187,000	1	—	—	—	1
Issuance of common stock upon exercise of stock options	271,175	—	605	—	—	605
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	606,925	—	(200)	—	—	(200)
Issuance of common stock under employee stock purchase plan	43,361	—	56	—	—	56
Stock-based compensation	—	—	2,671	—	—	2,671
Change in unrealized loss, net on marketable securities	—	—	—	(372)	—	(372)
Net loss	—	—	—	—	(25,129)	(25,129)
Other	13,471	—	28	—	—	28
Balance as of March 31, 2026	104,036,350	$10	$998,381	$(322)	$(763,822)	$234,247
Issuance of common stock upon exercise of warrants	9,508,500	1	—	—	—	1
Issuance of common stock pursuant to the at-the-market equity program, net	9,273,620	1	33,547	—	—	33,548
Issuance of common stock upon exercise of stock options	77,657	—	176	—	—	176
Stock-based compensation	—	—	3,036	—	—	3,036
Change in unrealized loss, net on marketable securities	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(23,635)	(23,635)
Other	9,629	—	14	—	—	14
Balance as of June 30, 2026	122,905,756	$12	$1,035,154	$(444)	$(787,457)	$247,265
Issuance of common stock upon cashless exercise of warrants, net of shares withheld	8,194,779	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	85,818	—	225	—	—	225
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	11,403	—	(39)	—	—	(39)
Issuance of common stock under employee stock purchase plan	105,461	—	173	—	—	173
Stock-based compensation	—	—	2,980	—	—	2,980
Change in unrealized loss, net on marketable securities	—	—	—	(619)	—	(619)
Net loss	—	—	—	—	(21,843)	(21,843)
Other	5,991	—	26	—	—	26
Balance as of September 30, 2026	131,309,208	$13	$1,038,518	$(1,063)	$(809,300)	$228,168
See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	70,625,899	$7	$849,625	$53	$(633,699)	$215,986
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	321,342	—	(155)	—	—	(155)
Issuance of common stock under employee stock purchase plan	35,589	—	109	—	—	109
Stock-based compensation	—	—	5,507	—	—	5,507
Change in unrealized loss, net on marketable securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(26,322)	(26,322)
Other	6,831	—	25	—	—	25
Balance as of March 31, 2025	70,989,661	$7	$855,111	$43	$(660,021)	$195,140
Stock-based compensation	—	—	4,992	—	—	4,992
Change in unrealized loss, net on marketable securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(26,020)	(26,020)
Other	17,422	—	25	—	—	25
Balance as of June 30, 2025	71,007,083	$7	$860,128	$(30)	$(686,041)	$174,064
Issuance of common stock pursuant to the at-the-market equity program, net	2,950,225	—	7,526	—	—	7,526
Issuance of common stock upon exercise of stock options	50,000	—	107	—	—	107
Issuance of common stock upon vesting of restricted stock units, net of shares repurchased for tax withholding	14,868	—	(24)	—	—	(24)
Issuance of common stock under employee stock purchase plan	135,114	—	164	—	—	164
Stock-based compensation	—	—	4,593	—	—	4,593
Change in unrealized gain, net on marketable securities	—	—	—	117	—	117
Net loss	—	—	—	—	(32,166)	(32,166)
Other	17,225	—	27	—	—	27
Balance as of September 30, 2025	74,174,515	$7	$872,521	$87	$(718,207)	$154,408
See accompanying notes to unaudited condensed consolidated financial statements.

C4 Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(70,607)	$(84,508)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	8,687	15,092
Loss on impairment of long-lived assets	—	10,733
Depreciation and amortization expense	1,016	1,531
Reduction in carrying amount of right-of-use asset	4,362	5,005
Net accretion of discounts on marketable securities	(1,739)	(1,879)
Other	68	78
Changes in operating assets and liabilities:
Accounts receivable	996	(3,440)
Prepaid expenses and other current and long-term assets	(1,411)	3,402
Accounts payable	105	4
Accrued expenses and other current liabilities	828	(8,118)
Operating lease liability	(4,736)	(4,294)
Deferred revenue	4,947	(10,155)
Net cash used in operating activities	(57,484)	(76,549)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	161,130	166,731
Purchases of marketable securities	(180,269)	(94,003)
Purchases of property and equipment, net	(101)	(596)
Net cash provided by (used in) investing activities	(19,240)	72,132
Cash flows provided by financing activities:
Proceeds from exercise of stock options	1,006	107
Proceeds from issuance of common stock from at-the-market equity offering	33,548	7,526
Proceeds from exercise of warrants	2	—
Payments for repurchase of common stock for tax withholding	(239)	(179)
Other	229	273
Net cash provided by financing activities	34,546	7,727
Net change in cash, cash equivalents, and restricted cash	(42,178)	3,310
Cash, cash equivalents, and restricted cash at beginning of period	78,046	58,942
Cash, cash equivalents, and restricted cash at end of period	$35,868	$62,252

Reconciliation of cash, cash equivalents, and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$35,868	$62,252
Less: restricted cash	(3,443)	(3,443)
Cash and cash equivalents at end of the period	$32,425	$58,809

Supplemental disclosures of cash flow information:
Cash paid for leases	$7,016	$6,812

Supplemental disclosures of non-cash investing activities:
Capital expenditures in accounts payable and accrued expenses	$—	$25
See accompanying notes to unaudited condensed consolidated financial statements.

C4 THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of the business and basis of presentation
C4 Therapeutics, Inc., or, together with its subsidiary, the Company, is a clinical-stage biopharmaceutical company dedicated to delivering on the promise of targeted protein degradation, or TPD, science to create a new generation of small-molecule medicines that transform patients’ lives. Leveraging its proprietary TORPEDO platform, the Company efficiently designs and optimizes small-molecule protein degraders that are highly active against their desired targets by harnessing the body’s natural process for destroying unwanted proteins. The Company's strategy is to develop degraders that modulate clinically validated disease pathways with best-in-class or first-in-class potential to address significant unmet patient needs. To date, the Company's degraders have demonstrated oral bioavailability and catalytic activity, and the Company has also leveraged its capability to design compounds that are brain penetrant.
The Company's clinical pipeline is comprised of two oncology programs while its discovery efforts are focused on inflammation, neuroinflammation, and neurodegeneration. Additionally, the Company's partnership strategy allows it to further expand its reach in both oncology and non-oncology indications.
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
The Company has incurred recurring losses since its inception, including net losses of $70.6 million and $84.5 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, as of September 30, 2026, the Company had an accumulated deficit of $809.3 million. To date, the Company has not generated any revenue from product sales as none of its product candidates have been approved for commercialization. The Company expects to continue to generate operating losses for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $274.7 million as of September 30, 2026 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, and the related interim disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and notes thereto, which are included in the Company’s 2025 Annual Report on Form 10-K that was filed with the SEC on February 26, 2026, or the 2025 Annual Report.
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
Recently issued accounting standards
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. ASU 2024-03 requires enhanced disclosures of disaggregated income statement expenses. Disclosure within the notes of the financial statements for each annual and interim period should include: employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption; certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirement; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its consolidated financial statements.
Note 3. Fair value measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2026 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$28,672	$28,672	$—	$—
Corporate debt securities	3,500	—	3,500	—
Marketable securities:
Corporate debt securities	213,472	—	213,472	—
U.S. government debt securities	20,304	—	20,304	—
U.S. Treasury securities	8,486	—	8,486	—
Total cash equivalents and marketable securities	$274,434	$28,672	$245,762	$—
There have been no transfers between fair value levels during the nine months ended September 30, 2026.
The following table sets forth the fair value of the Company’s financial assets by level within the fair value hierarchy as of December 31, 2025 (in thousands):

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
Marketable securities consist of U.S. Treasury securities, U.S. government debt securities, and corporate debt securities, all of which are classified as available-for-sale pursuant to Accounting Standards Codification Topic 320, Investments – Debt Securities. Marketable securities are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies on a recurring basis.
Note 4. Marketable securities
Marketable securities as of September 30, 2026 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$154,953	$2	$(550)	$154,405
U.S. government debt securities	11,620	—	(50)	11,570
U.S. Treasury securities	7,017	—	(19)	6,998
Marketable securities, non-current:
Corporate debt securities	59,425	—	(358)	59,067
U.S. government debt securities	8,812	—	(78)	8,734
U.S. Treasury securities	1,498	—	(10)	1,488
Total marketable securities, current and non-current	$243,325	$2	$(1,065)	$242,262

Marketable securities as of December 31, 2025 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities, current:
Corporate debt securities	$131,038	$50	$(37)	$131,051
U.S. Treasury securities	28,107	26	(2)	28,131
U.S. government debt securities	14,756	—	(4)	14,752
Marketable securities, non-current:
Corporate debt securities	45,544	33	(14)	45,563
U.S. government debt securities	2,002	—	(1)	2,001
U.S. Treasury securities	1,000	—	(1)	999
Total marketable securities, current and non-current	$222,447	$109	$(59)	$222,497
Marketable securities classified as current have maturities of less than one year and are classified as available-for-sale. Marketable securities classified as non-current are those that: (i) have a maturity of greater than one year, and (ii) are not intended to be liquidated within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. No available-for-sale debt securities held as of September 30, 2026 or December 31, 2025 had remaining maturities greater than five years.
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses at September 30, 2026 and December 31, 2025, related to these securities.
Note 5. Property and equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Property and equipment:
Laboratory equipment	$8,828	$8,819
Leasehold improvements	4,548	4,548
Furniture and fixtures	1,435	1,435
Office equipment	621	621
Computer equipment	157	98
Total property and equipment	15,589	15,521
Less: accumulated depreciation	(11,760)	(10,777)
Total property and equipment, net	$3,829	$4,744
Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$320	$384	$1,016	$1,164
Note 6. Leases
The Company leases office and laboratory space under a non-cancelable operating lease. In addition, the Company subleases a portion of its office and laboratory space. In September 2025, the Company entered into a sublease agreement with a third party, or the 2025 Sublease, for a portion of the office and laboratory space in Suite 200 at 490 Arsenal Way, Watertown, Massachusetts. The term of the 2025 Sublease ends in January 2029, with an option to extend for an additional two-year term. The Company began recognizing sublease income upon the commencement of the 2025 Sublease in February 2026.
The Company performed an impairment analysis, which resulted in the recognition of a $10.7 million impairment charge for the three and nine months ended September 30, 2025. The impairment charge reduced the carrying value of the associated right-of-use asset, leasehold improvements, and certain furniture and fixture assets that remained in the facility to their estimated fair values. The fair values were estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on the then-current sublease market rent, which was considered a Level 3 input in the fair value hierarchy, and other key assumptions, such as future sublease market conditions and the discount rate.
There have been no material changes to the terms of the Company’s lease during the nine months ended September 30, 2026.
Note 7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses and other current liabilities:
Accrued compensation and benefits	$6,204	$8,656
Accrued research and development	6,949	3,259
Other	989	1,399
Total accrued expenses and other current liabilities	$14,142	$13,314
Note 8. Collaboration and license agreements
Roche Degrader-Antibody Conjugate Collaboration and License Agreement
On April 8, 2026, the Company entered into a new collaboration and license agreement, or the Roche DAC Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or Roche, to develop degrader-antibody conjugates, or DACs, an emerging modality designed to selectively target and neutralize disease-causing proteins in cancer cells.
Under the terms of the Roche DAC Agreement, the Company granted Roche a worldwide, exclusive license under certain of the Company's intellectual property rights to develop, manufacture, and commercialize DACs directed to two initial undisclosed oncology targets exclusive to the collaboration. The Company will use its proprietary TORPEDO platform to design degrader payload candidates. Roche will select and design the antibody as well as conjugate the antibody to the degrader payload. The Company received an upfront cash payment of $20.0 million in the second quarter of 2026 and is eligible to receive discovery, regulatory, and commercial milestone payments totaling over $1.0 billion in the aggregate. Roche is responsible for all development, regulatory approval, manufacturing, and commercialization activities and associated costs. The Company is entitled to tiered royalties on future net sales. Royalties payable from Roche to the Company range from mid-single digit to low-double digit percent, subject to reductions under customary circumstances as described in the Roche DAC Agreement. In addition, under the Roche DAC Agreement, Roche retains an option to add one additional target exercisable within a specified period following the effective date of the agreement. If Roche exercises this option, the additional program would also provide additional potential milestones and royalties.
The collaboration is managed by a joint research committee, or the Roche DAC JRC, which is comprised of representatives from both Roche and the Company. Roche may terminate the Roche DAC Agreement for convenience on a target-by-target basis or in its entirety upon prior written notice, with such termination taking effect 90 days after the Company's receipt of such notice. Each party also has various termination rights under certain circumstances, including but not limited to insolvency or a material breach by the other party, subject to certain conditions.
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

As of September 30, 2026, the total transaction price of $20.0 million is allocated to the two performance obligations and $13.5 million remains unsatisfied.
Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheet.
Pfizer Collaboration and Supply Agreement
On September 30, 2025, the Company entered into a Clinical Trial Collaboration and Supply Agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer. Pursuant to the Pfizer Agreement, Pfizer will supply the Company with elranatamab (ELREXFIO®), a B-cell maturation antigen CD3 targeted bispecific antibody, for the Company's ongoing Phase 1b trial evaluating the safety and tolerability of cemsidomide, an IKZF1/3 degrader, and dexamethasone in combination with elranatamab as a second-line or later therapy for patients with multiple myeloma. Under the terms of the Pfizer Agreement, Pfizer will supply elranatamab for use in the trial at no cost to the Company, while the Company will sponsor, conduct and pay the costs of the trial. The Pfizer Agreement provides that the Company and Pfizer will jointly own clinical data generated from the trial. The collaboration is managed by a joint development committee responsible for coordinating all regulatory and other activities under the Pfizer Agreement. Under the terms of the Pfizer Agreement, each party has various termination rights under certain circumstances, including material breach, insolvency, and other customary provisions, subject to certain conditions.
MKDG Collaboration and License Agreement
On March 1, 2024, the Company entered into a license and collaboration agreement, or the MKDG Agreement, with Merck KGaA, Darmstadt, Germany, or MKDG, to discover two targeted protein degraders against critical oncogenic proteins.
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
MKDG Agreement accounting
The Company originally identified two performance obligations at the outset of the MKDG Agreement, represented by the two potential research and development targets. While the Company is obligated under the MKDG Agreement to provide the exclusive license and perform certain research activities, the Company determined that the license, the research activities, and participation on the MKDG JRC and MKDG JSC are considered promised services. Participation on the MKDG JRC and MKDG JSC to oversee the research activities contemplated under the MKDG Agreement was determined to be quantitatively and qualitatively immaterial and, therefore, was excluded from the performance obligations. The total transaction price of the MKDG Agreement is allocated to the performance obligations based on their relative standalone selling price. The Company recognizes the transaction price allocated to the performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research and development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. Incremental fees for research and development services are paid at agreed upon full-time employee rates and recognized as revenue in the period incurred.
As of September 30, 2026, the total transaction price of $17.0 million is allocated to the one remaining performance obligation and $1.3 million remains unsatisfied.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheet.
Betta Pharma License and Collaboration Agreement
On May 29, 2023, the Company entered into a license and collaboration agreement, or the Betta Pharma License Agreement, with Betta Pharmaceuticals Co., Ltd., or Betta Pharma, to collaborate on the development, manufacturing, and commercialization of CFT8919 in Greater China, comprised of mainland China, Hong Kong SAR, Macau SAR and Taiwan, with the Company retaining rights to CFT8919 in the rest of the world other than Greater China, or the C4T Territory.
Under the terms of the Betta Pharma License Agreement, the Company granted Betta Pharma an exclusive license under certain of the Company's intellectual property rights to develop, manufacture and commercialize CFT8919 for all uses in humans in Greater China. Betta Pharma is responsible for all development, regulatory approval, manufacturing and commercialization costs in Greater China except where Betta Pharma acts as the Company's agent in Greater China in connection with a global trial sponsored by the Company. As part of the collaboration, Betta Pharma made an upfront cash payment of $10.0 million to the Company and has agreed to make up to $357.0 million in aggregate milestone payments, plus tiered royalties on net sales of CFT8919 in Greater China. These payments are subject to a withholding tax by the State Taxing Authority of the People's Republic of China. Royalties payable from Betta Pharma to the Company range from low to mid double-digit percent, subject to certain reductions under certain circumstances as described in the Betta Pharma License Agreement. In addition, as part of the collaboration, the Company has agreed to make milestone payments to Betta Pharma of up to $40.0 million following the Company's receipt of approval of a New Drug Application for CFT8919 from the FDA, with the milestone amount based on the percentage of patients in contemplated clinical trials that were enrolled by Betta Pharma and the line of therapy of the approval. In addition, the Company has agreed to pay Betta Pharma tiered royalties on net sales of CFT8919 in the C4T Territory in the low-single digit percent range, subject to reductions under certain circumstances as described in the Betta Pharma License Agreement.
In connection with the execution of the Betta Pharma License Agreement, the Company, Betta Pharma, and an affiliate of Betta Pharma (Betta Investment (Hong Kong) Limited, or Betta Investment), entered into a stock purchase agreement dated May 29, 2023, or the Betta Stock Purchase Agreement, and together with the Betta Pharma License Agreement, the Betta Agreements, pursuant to which Betta Investment agreed to purchase 5,567,928 shares of the Company's common stock for an aggregate purchase price of approximately $25.0 million, or $4.49 per share, which represented a 25% premium over the 60-trading-day volume weighted-average closing price as of two trading days prior to the effective date of the Betta Stock Purchase Agreement. The Betta Stock Purchase Agreement has certain restrictions customary to agreements of this nature. The closing under the Betta Stock Purchase Agreement occurred on January 4, 2024. The $25.0 million of proceeds that the Company received were recorded as $20.0 million for the issuance of shares, with the remaining $5.0 million of premium paid on the share price recorded as consideration for revenue under the Betta Pharma License Agreement.
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
Betta Agreements accounting
The Company expects to recognize revenue under the Betta Agreements from one type of arrangement, the licensing agreement. The Betta Agreements will consist of the following activities: (1) license of intellectual property, (2) clinical supply agreement, (3) manufacturing technology transfer, and (4) commercial manufacturing supply agreement. The clinical supply agreement, or the Betta Pharma Supply Agreement, was signed on August 31, 2024. The Company recognizes the transaction price allocated to the performance obligation as the costs related to manufactured clinical supply are incurred, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The clinical manufacturing costs are paid at agreed upon rates and included in the estimated transaction price. The estimated transaction price as of September 30, 2026, is $125.0 million, consisting of the $10.0 million upfront cash consideration, $5.0 million from the closing of the Betta Stock Purchase Agreement, a $2.0 million milestone achieved in December 2023 under the Betta Pharma License Agreement, and the estimated consideration expected to be received from the manufactured clinical supply of $108.0 million. This estimate includes a number of assumptions, including but not limited to the duration and total volume of clinical supply to be provided by the Company pursuant to the Betta Pharma Supply Agreement. In the event there are fluctuations in the Company's assumptions, the estimates of consideration expected to be received pursuant to the Betta Pharma Supply

Agreement will also change. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
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
In November 2020, the Company signed a further amendment, the effect of which was to provide that the parties would develop up to five potential targets, with Roche maintaining its option rights to license and commercialize products directed to those targets. The November 2020 amendment also provides a mechanism through which the Company and Roche can mutually agree to terminate the 2018 Roche Agreement on a target-by-target basis by the entry into a Mutual Target Termination Agreement. Upon the entry into a Mutual Target Termination Agreement, the 2018 Roche Agreement provides that all rights and responsibilities for know-how and other intellectual property in support of products that use inhibition as their mode of action revert to Roche and all rights and responsibilities for know-how and other intellectual property in support of products that use degradation as their mode of action revert to the Company. In support of this allocation of rights, Roche provides the Company, and the Company provides Roche, with a perpetual irrevocable, fully paid up, exclusive (for the patents and even as to the party granting the license), sublicensable (including in multiple tiers) license to the patents and know-how that are allocated to a party under a Mutual Target Termination Agreement. As the research activities with Roche have progressed and evolved over time, there are now two targets on which the parties continue to collaborate, with Roche maintaining its option rights to license and commercialize products directed to those two targets. In December 2023, the Company signed a second amendment to the 2018 Roche Agreement, the effect of which was to update the terms of the agreement as it pertains to the two targets on which the parties continue to collaborate. Under the second amendment to the 2018 Roche Agreement, Roche retains its option rights to license and commercialize products directed to those targets but the timing of its option rights is adjusted to begin upon Roche's receipt of the dose range finding data package. There was no material impact to the accounting in 2023 as a result of the second amendment to the 2018 Roche Agreement. In August 2026, the Company signed a third amendment to the 2018 Roche Agreement, the effect of which was to shift the responsibility of certain development costs between the parties for one of the targets. There was no material impact to the accounting in 2026 as a result of the third amendment to the 2018 Roche Agreement.
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
Under the 2018 Roche Agreement, as amended, for each target option exercised by Roche, the Company is eligible to receive milestone payments up to $273.0 million upon the achievement of certain development milestones with respect to corresponding products, subject to certain reductions and exclusions based on intellectual property coverage. Roche is also required to pay the Company up to $150.0 million per target in one-time sales-based milestone payments upon the achievement of specified levels of net sales of a product directed to such target. Finally, Roche is required to pay the Company tiered royalties ranging from the mid-single digits to low-double digit percentages on net sales of products sold by Roche pursuant to its exercise of its option rights, subject to certain reductions. For sales of products for which the Company exercises its co-development right, the applicable royalty rates will be increased by a low-single digit percentage.
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
2018 Roche Agreement accounting
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
The following table summarizes the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2026 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied
Performance obligations:
Research and development targets	$21,491	$1,351
Option rights	2,491	2,491
Total	$23,982	$3,842
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
Merck License and Collaboration Agreement
On December 11, 2023, the Company and Merck Sharp & Dohme, LLC, or Merck, entered into an exclusive license and collaboration agreement, or the Merck Agreement, to develop DACs. The Merck Agreement was terminated by Merck, effective late November 2025.
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
Revenue from collaboration agreements for the three and nine months ended September 30, 2026 and 2025 in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from collaboration agreements:
Roche DAC Agreement	$3,852	$—	$6,518	$—
MKDG Agreement	1,921	3,360	5,516	9,941
Betta Agreements	3	27	23	541
2018 Roche Agreement	2,692	2,001	7,204	6,429
Biogen Agreement	—	2,000	2,000	2,000
Merck Agreement	—	3,842	—	6,020
Total revenue from collaboration agreements	$8,468	$11,230	$21,261	$24,931
Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of September 30, 2026 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
Roche DAC Agreement	$—	$13,482	$—	$13,482
MKDG Agreement	1,023	1,254	—	1,254
Betta Agreements	6	938	13,765	14,703
2018 Roche Agreement	376	3,842	—	3,842
Biogen Agreement	—	—	—	—
Total	$1,405	$19,516	$13,765	$33,281

Financial information related to the collaboration and license agreements consisted of the following in the Company’s condensed consolidated balance sheet as of December 31, 2025 (in thousands):

	Accounts Receivable	Deferred Revenue, Current	Deferred Revenue, Net of Current	Deferred Revenue, Total
Supplemental information:
MKDG Agreement	$1,892	$3,913	$—	$3,913
Betta Agreements	9	531	14,194	14,725
2018 Roche Agreement	500	8,049	1,647	9,696
Total	$2,401	$12,493	$15,841	$28,334
Supplemental financial information related to the collaboration and license agreements for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized that was included in the contract liability at the beginning of the period	$7,596	$6,581	$10,036	$13,822
As of September 30, 2026, the aggregate amount of the transaction price allocated to performance obligations under the Roche DAC Agreement, MKDG Agreement, Betta Agreements, and 2018 Roche Agreement that were partially unsatisfied was $139.3 million. The vast majority of the remaining transaction price to be recognized as revenue is based on the estimated manufactured clinical supply costs under the Betta Pharma collaboration. Due to scientific and technical uncertainties of the clinical trials, the Company cannot be certain that this amount will be recognized as revenue in future periods.
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
In November 2025, the Company filed a registration statement on Form S-3, or the 2025 Registration Statement, with the SEC that became effective in December 2025 and registered the offering, issuance and sale of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof, together with a sales agreement prospectus for the offer and sale of up to $125.0 million of common stock from time to time under the ATM Program. For the nine months ended September 30, 2026, a total of 9,273,620 shares of the Company's common stock had been sold under the ATM Program at a weighted-average price of $3.71 per share, which resulted in net proceeds of $33.5 million. There were no shares sold under the ATM Program during the three months ended September 30, 2026.
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
Underwritten Offering
In October 2025, the Company entered into an underwriting agreement with Jefferies LLC, TD Securities (USA) LLC, and Evercore Group L.L.C. related to an underwritten offering, or the 2025 Offering, of (i) 21,895,000 shares, or the Shares, of the Company’s common stock, par value $0.0001 per share; (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of 28,713,500 shares of common stock, or the Pre-Funded Warrants; (iii) accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of common stock (or pre-funded warrants in lieu thereof), or the Class A Warrants, and together with the Class B Warrants (as defined below), the Class A and Class B Warrants; and (iv) accompanying Class B warrants to purchase an aggregate of 50,608,500 shares of common stock (or pre-funded warrants in lieu thereof), or the Class B Warrants, and together with the Pre-Funded Warrants and the Class A Warrants, the Warrants. Each Share was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of common stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. The Company received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and estimated offering expenses, of approximately $116.9 million. If all Warrants are exercised, the aggregate net proceeds to the Company from the 2025 Offering, after deducting underwriting discounts and commissions and offering expenses, are expected to be $341.7 million. See Note 10, Warrants, for details.
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
In connection with the 2025 Offering, the Company issued 50,608,500 Class A Warrants that can be exercised either for one share of common stock at an initial exercise price per share of $2.22 or for one pre-funded warrant for an exercise price of $2.2199, subject to certain adjustments. Each Class A Warrant is exercisable immediately and will expire on the earlier of (i) 30 calendar days following the public release of nine-month median follow-up data from any expansion cohort in the Company’s ongoing Phase 1b trial of cemsidomide with elranatamab and (ii) the fifth anniversary of the date of issuance.
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
The Class A and Class B Warrants are exercisable solely by means of a cash exercise. However, if, at the time a holder exercises its Class A or Class B Warrants, there is no effective registration statement registering the issuance of the shares of common stock underlying such Class A or Class B Warrant or prior consent has been provided by the Company, then a holder may elect to exercise such warrant through cashless exercise pursuant to the terms of the applicable warrant agreement, provided that in no event will the exercise of Class A and Class B Warrants be settled in cash. If the Company consents to a cashless exercise for a holder of Class A or Class B Warrants, a similar allowance for cashless exercise shall be provided to all holders of the same class of warrants.
All Warrants are classified as equity and the following table summarizes the warrant activity for the nine months ended September 30, 2026:

	Pre-Funded	Class A	Class B
Outstanding at December 31, 2025	28,713,500	50,608,500	50,608,500
Exercised(1)	(23,890,500)	—	—
Outstanding at September 30, 2026	4,823,000	50,608,500	50,608,500
(1) During the three and nine months ended September 30, 2026, Pre-Funded Warrants to purchase 8,195,000 and 23,890,500 shares of common stock, respectively, were exercised, for which the Company issued 8,194,779 and 23,890,279 shares of common stock, respectively. Certain exercises were effected through cashless exercise pursuant to the terms of the applicable warrant agreement.

Note 11. Stock-based compensation
Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was classified in the Company’s condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense:
General and administrative	$1,999	$2,477	$5,189	$7,931
Research and development	981	2,116	3,498	7,161
Total stock-based compensation expense	$2,980	$4,593	$8,687	$15,092
In June 2026, the Company's stockholders approved the second amendment to the Company's 2020 Stock Option and Incentive Plan, or the 2020 Plan. The amendment modified the 2020 Plan's evergreen provision to provide that the Company's outstanding pre-funded warrants will be included in the total number of shares of common stock deemed issued and outstanding as of each December 31 for purposes of calculating the annual automatic increase in the share reserve under the 2020 Plan.
Stock options
During the nine months ended September 30, 2026, the Company granted stock options for the purchase of 730,270 shares of common stock with a weighted-average exercise price of $3.80 per share and a weighted-average grant-date fair value of $2.99 per share. As of September 30, 2026, 10,534,850 stock options remained outstanding, and the unrecognized compensation cost related to outstanding stock options was $8.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Performance-accelerated restricted stock units
During the nine months ended September 30, 2026, the Company’s Board of Directors authorized the issuance of 1,588,140 performance-accelerated restricted stock units, or PARSUs, to certain employees, including members of the Company’s leadership team under the 2020 Plan. PARSUs are valued on the grant date using the grant date market price of the underlying shares. The PARSUs will vest in tranches at the earlier of the achievement of certain discovery and clinical milestones, or February 13, 2029. Upon vesting, each PARSU automatically converts into one share of the Company's common stock. No PARSUs vested during the nine months ended September 30, 2026. As of September 30, 2026, 1,314,780 PARSUs remained outstanding, and the unrecognized compensation cost related to outstanding PARSUs was $2.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Time-based restricted stock units
During the nine months ended September 30, 2026, the Company issued 2,829,710 restricted stock units, or RSUs, that were subject to time-based vesting conditions to its employees. RSUs are valued on the grant date using the grant date market price of the underlying shares. A total of 734,256 RSUs vested during the nine months ended September 30, 2026 on their respective vesting schedules. Upon vesting, each RSU automatically converts into one share of the Company’s common stock. During the nine months ended September 30, 2026, the Company indirectly repurchased 115,928 shares of its common stock through net-share settlement as consideration for employee tax withholding obligations arising upon vesting of the RSUs, which tax amounts were remitted to the applicable revenue authorities by the Company in cash on behalf of the RSU holders. As of September 30, 2026, there were a total of 3,819,825 RSUs outstanding and the unrecognized compensation cost related to outstanding RSUs was $7.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Inducement grants
During the nine months ended September 30, 2026, the Company granted non-qualified stock options for the purchase of 582,200 shares of common stock with a weighted-average exercise price of $2.81 per share and a weighted-average grant-date fair value of $2.25 per share. As of September 30, 2026, 1,002,200 inducement stock options remained outstanding, and the unrecognized compensation cost related to outstanding inducement stock options was $1.3 million, which is expected to be recognized over a weighted-average period of 3.3 years. These inducement stock options have been granted outside of the Company's stockholder-approved equity incentive plan in accordance with Nasdaq Listing Rule 5635(c)(4).
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
Note 13. Net loss per share
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. For purposes of the diluted net loss per share calculation, outstanding stock options, unvested time-based restricted stock unit awards, including PARSUs, and outstanding common stock warrants are considered to be common stock equivalents, but they were excluded from the Company’s calculation of diluted net loss per share allocable to common stockholders because their inclusion would have been anti-dilutive. The weighted-average number of shares of common stock outstanding also includes all issued pre-funded warrants because their exercise requires only nominal consideration for the delivery of the shares.
The Company excluded the following potential common shares presented based on amounts outstanding at period end from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2026	2025
Anti-dilutive common stock equivalents:
Class A Warrants	50,608,500	—
Class B Warrants	50,608,500	—
Options to purchase common stock	11,537,050	13,889,147
Restricted stock units	5,134,605	2,871,426
Total anti-dilutive common stock equivalents	117,888,655	16,760,573
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(21,843)	$(32,166)	$(70,607)	$(84,508)
Denominator:
Weighted-average number of shares used in computing net loss per share − basic and diluted	136,080,965	72,563,311	130,987,407	71,473,704
Net loss per share − basic and diluted	$(0.16)	$(0.44)	$(0.54)	$(1.18)
Note 14. Income taxes
For the three and nine months ended September 30, 2026 and 2025, the Company recorded no income tax provision or benefit due to losses generated where no benefit was recorded due to the valuation allowance. The Company continues to maintain a full valuation allowance for its U.S. federal and state deferred tax assets as of September 30, 2026 due to uncertainty regarding future taxable income.
Note 15. Segment reporting
The Company operates as one operating segment. The Company's chief operating decision maker, or CODM, is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company's long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses operating expenses to monitor budget versus actual results for purposes of evaluating performance and to make decisions about the allocation of resources. The CODM does not utilize revenue in the decision-making process as a significant amount of the revenue recognized by the Company is derived from the upfront payments received from its collaboration partners. See Note 8, Collaboration and license agreements, for details.
These financial metrics used by the CODM to make key operating decisions consist of development, research, and general and administrative expenses.
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Development expenses	13,998	12,885	39,184	40,040
Research expenses	7,804	8,253	25,038	24,823
General and administrative	8,282	9,178	27,156	26,320
Segment operating expenses	30,084	30,316	91,378	91,183
Reconciliation of profit or loss
Non-operating income	(2,753)	(2,246)	(8,197)	(7,569)
Adjustments or reconciling items(1)	(5,488)	4,096	(12,574)	894
Consolidated net loss	$(21,843)	$(32,166)	$(70,607)	$(84,508)
(1) The reconciling items include revenue and stock-based compensation expense for the three and nine months ended September 30, 2026, and revenue, stock-based compensation expense, and impairment of long-lived assets expense for the three and nine months ended September 30, 2025.

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

Our most advanced product candidate, cemsidomide, is an orally bioavailable MonoDAC degrader of protein targets called IKZF1 and IKZF3. The United States Food and Drug Administration, or the FDA, has granted orphan drug designation to cemsidomide for the treatment of multiple myeloma, or MM. In June 2026, at the European Hematology Association 2026 Congress, we presented updated data from the Phase 1 trial of cemsidomide in combination with dexamethasone in MM. Consistent with previously disclosed data, this analysis demonstrated cemsidomide's generally well-tolerated safety profile and compelling anti-myeloma activity, supporting its development as a potential best-in-class IKZF1/3 degrader. Cemsidomide is currently being studied in the Phase 2 MOMENTUM clinical trial evaluating the efficacy of cemsidomide in combination with dexamethasone in patients with relapsed/refractory MM. Enrollment for the Phase 2 MOMENTUM trial is expected to be complete in the first quarter of 2027 with initial investigator-assessed overall response rate data expected in the second half of 2027.

We are also conducting a Phase 1b trial evaluating cemsidomide in combination with dexamethasone and elranatamab, pursuant to the Pfizer Agreement, for earlier lines of MM treatment. Enrollment in the trial is ongoing and we expect to report data from all cohorts in mid-2027. In addition, we plan to initiate an additional Phase 1b trial in the first half of 2027 that will evaluate cemsidomide across two treatment arms, (1) cemsidomide, dexamethasone, and daratumumab, an anti-CD38 antibody, or (2) cemsidomide, dexamethasone, and carfilzomib, a proteasome inhibitor. The goal of the trial is to characterize cemsidomide's dose and safety with approved standard-of-care MM therapies. We believe our clinical development strategy provides an efficient path towards bringing cemsidomide to the growing myeloma patient population across multiple lines of therapy.
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

Results of operations
Comparison of the three and nine months ended September 30, 2026 and 2025
Revenue
Revenue from our collaboration and license agreements consisted of the following for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from collaboration agreements:
Roche DAC Agreement	$3,852	$—	$6,518	$—
MKDG Agreement	1,921	3,360	5,516	9,941
Betta Agreements	3	27	23	541
2018 Roche Agreement	2,692	2,001	7,204	6,429
Biogen Agreement	—	2,000	2,000	2,000
Merck Agreement	—	3,842	—	6,020
Total revenue from collaboration agreements	$8,468	$11,230	$21,261	$24,931
The $2.8 million decrease in revenue in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, is primarily driven by:
•a $3.8 million decrease related to our Merck collaboration terminating in 2025;
•a $2.0 million decrease associated with a milestone achieved under the Biogen collaboration in 2025; and
•a $1.4 million decrease in revenue related to the decision in 2025 to prioritize one project under the MKDG collaboration.
This is primarily offset by $3.9 million of revenue recognized under the Roche DAC Agreement, which commenced in April 2026.
The $3.7 million decrease in revenue in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, is primarily driven by:
•a $6.0 million decrease related to our Merck collaboration terminating in 2025; and
•a $4.4 million decrease in revenue related to the decision in 2025 to prioritize one project under the MKDG collaboration.
This is primarily offset by $6.5 million of revenue recognized under the Roche DAC Agreement, which commenced in April 2026.
Research and development expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
Personnel expenses	$6,813	$8,375	$22,594	$26,869
Preclinical development and discovery expenses	5,668	6,241	18,229	19,984
Clinical expenses	6,117	4,963	15,196	14,400
Facilities and supplies	3,306	3,923	9,929	10,762
Professional fees	1,653	1,347	4,079	3,933
Intellectual property and other expenses	1,246	1,140	3,853	3,310
Total research and development expenses	$24,803	$25,989	$73,880	$79,258
The $1.2 million decrease in research and development expenses in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 is primarily driven by:

•a $1.6 million decrease in personnel expenses as a result of lower stock-based compensation expense and a reduction in research headcount; and
•a $0.6 million decrease in preclinical development and discovery expenses from a reduction in IND-enabling activities.
This is primarily offset by a $1.2 million increase in clinical expenses related to the continued advancement of our cemsidomide clinical trials.
The $5.4 million decrease in research and development expenses in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is primarily driven by:
•a $4.3 million decrease in personnel expenses as a result of lower stock-based compensation expense and a reduction in research headcount; and
•a $1.8 million decrease in preclinical development and discovery expenses as a result of the termination of the Merck collaboration in 2025 and the decision to prioritize one project under the MKDG collaboration in 2025.
This is primarily offset by a $0.8 million increase in clinical expenses related to the continued advancement of our cemsidomide clinical trials.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses:
Personnel expenses	$5,574	$6,158	$17,232	$19,242
Professional fees	1,618	1,469	5,583	4,412
Facilities and other expenses	1,069	1,293	3,370	3,363
Total general and administrative expenses	$8,261	$8,920	$26,185	$27,017
The $0.7 million decrease in general and administrative expenses in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 is primarily driven by a $0.6 million decrease in personnel expenses related to lower stock-based compensation expense. This was partially offset by a $0.1 million increase in professional fees.
The $0.8 million decrease in general and administrative expenses in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 is primarily driven by a $2.0 million decrease in personnel expenses related to lower stock-based compensation expense. This was partially offset by a $1.2 million increase in professional fees.
Impairment of long-lived assets expense
The $10.7 million decrease in impairment of long-lived assets expense for the three and nine months ended September 30, 2026 reflects the impairment charge recognized in the third quarter of 2025 in connection with our entry into a sublease agreement in September 2025, which commenced in February 2026 and results in net negative cash flows over the term of the sublease, with no corresponding impairment charge in the third quarter of 2026.
Other income, net
The $0.5 million increase in other income, net in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 is primarily driven by a $0.5 million increase in interest and other income resulting from increased invested balances associated with 2025 financing activities.
The $0.6 million increase in other income, net in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is primarily driven by a $0.6 million increase in interest and other income resulting from increased invested balances associated with 2025 financing activities.

Liquidity and capital resources
Sources of liquidity
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical programs and our product candidates through clinical development. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of preferred stock, public offerings of our common stock, private placements of our common stock, and through payments from collaboration partners. As of September 30, 2026, we had cash, cash equivalents, and marketable securities of approximately $274.7 million.
Cash flows
The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net change in cash, cash equivalents, and restricted cash:
Net cash used in operating activities	$(57,484)	$(76,549)
Net cash provided by (used in) investing activities	(19,240)	72,132
Net cash provided by financing activities	34,546	7,727
Total net change in cash, cash equivalents, and restricted cash	$(42,178)	$3,310
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $57.5 million, and was driven primarily by the following uses of cash:
•net loss of $70.6 million;
•$4.7 million decrease in our operating lease liability; and
•$1.4 million increase in prepaid expenses and other current and long-term assets.
These were offset by non-cash expenses of $12.4 million, which primarily consisted of stock-based compensation expense of $8.7 million and a reduction in the carrying amount of the right-of-use asset of $4.4 million, as well as an increase in deferred revenue of $4.9 million, primarily as a result of the April 2026 Roche DAC Agreement, and a decrease in accounts receivable of $1.0 million.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $19.2 million, and was driven primarily by purchases of marketable securities, net of sales and maturities.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $34.5 million, and was driven primarily by proceeds from issuance of common stock from the ATM Program, as defined below.
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
As a result of the anticipated expenditures described above, we will need to obtain substantial additional financing to support our continuing operations and pursue our long-term business plan. Until such time, if ever, that we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, private placements of equity securities, debt offerings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. Although we may receive potential future milestone and royalty payments under our collaborations with Roche, Biogen, Betta Pharma, and MKDG, we do not have any committed external sources of funds as of September 30, 2026.
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
In November 2025, we filed a registration statement on Form S-3, or the 2025 Registration Statement, with the SEC that became effective on December 10, 2025 and registered the offering, issuance and sale of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units or any combination thereof, together with a sales agreement prospectus for the offer and sale of up to $125.0 million of common stock from time to time under the ATM Program. For the nine months ended September 30, 2026, a total of 9,273,620 shares of our common stock had been sold under the ATM Program at a weighted-average price of $3.71 per share, which resulted in net proceeds of $33.5 million. There were no shares sold under the ATM Program during the three months ended September 30, 2026.
Underwritten offering
In October 2025, we entered into an underwriting agreement with Jefferies LLC, TD Securities (USA) LLC, and Evercore Group L.L.C. related to an underwritten offering, or the 2025 Offering, of (i) 21,895,000 shares, or the Shares, of our common stock; (ii) in lieu of common stock to certain investors, pre-funded warrants to purchase an aggregate of 28,713,500 shares of common stock, or the Pre-Funded Warrants; (iii) accompanying Class A warrants to purchase an aggregate of 50,608,500 shares of common stock (or pre-funded warrants in lieu thereof), or the Class A Warrants, and together with the Class B Warrants (as defined below), the Class A and Class B Warrants; and (iv) accompanying Class B warrants to purchase an aggregate of 50,608,500 shares of common stock (or pre-funded warrants in lieu thereof), or the Class B Warrants, and together with the Pre-Funded Warrants and the Class A Warrants, the Warrants. Each Share was offered and sold together with accompanying Class A and Class B Warrants each exercisable for one share of common stock at a combined offering price of $2.47 per Share and accompanying Class A and Class B Warrants, and each Pre-Funded Warrant was offered and sold together with accompanying Class A and Class B Warrants at a combined offering price of $2.4699 per Pre-Funded Warrant and accompanying Class A and Class B Warrants. We received net proceeds from the 2025 Offering, after deducting the underwriting discount and commissions and other estimated offering expenses, of approximately $116.9 million. If all Warrants are exercised, the aggregate net proceeds to us from the 2025 Offering, after deducting underwriting discounts and commissions and estimated offering expenses, are expected to be $341.7 million. As of September 30, 2026, a total of 23,890,500 Pre-Funded Warrants have been exercised for shares of common stock at a price of $0.0001 per share. No Class A or Class B Warrants have been exercised.
Contractual obligations
We enter into contracts in the normal course of business with contract manufacturing organizations, contract research organizations, and other vendors to assist in the performance of our research and development activities and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.
During the nine months ended September 30, 2026, there were no significant changes to our contractual obligations and commitments described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and marketable securities. Our interest income is sensitive to changes in the general level of interest rates, primarily United States interest rates. As of September 30, 2026, we had marketable securities of $242.3 million, which consisted of corporate debt securities, U.S. government debt securities, and U.S. Treasury securities. Our marketable securities are short term in nature with a weighted-average maturity of 0.7 years. As such, while these interest-earning instruments carry a degree of interest rate risk, historical fluctuations in interest income have not been significant for us.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent limitation on the effectiveness of internal controls over financial reporting
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting. See “Risk Factors—We will continue to incur additional costs as a result of operating as a public company and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.”

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal matters or claims.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, in evaluating our company. The risks and uncertainties described below and in our other filings with the SEC may not be the only ones that we face. The occurrence of any of the events or developments described below, if they actually occur, could harm our business, financial condition, results of operations and growth prospects. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.
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
We are a clinical-stage biopharmaceutical company with limited operating history. Our net loss was $70.6 million and $84.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $809.3 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity interests, including public offerings of our common stock, proceeds from our collaborations, share issuances and debt financing. We are still in the early stages of development of our product candidates. As a result, we expect that it will be several years, if ever, before we have a product candidate ready for regulatory approval and commercialization. We may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve profitability.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially if and as we:
•initiate, conduct, and successfully complete clinical trials of our product candidates and as we expand the scope of our proprietary research and development portfolios;
•expand and leverage our TORPEDO platform to identify and then advance additional product candidates into preclinical and clinical development;
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we prepare for and initiate, conduct, and complete our ongoing and planned clinical trials of our product candidates, advance our TORPEDO platform and continue research and development activities, expand our proprietary research and development portfolios and initiate and continue clinical trials of, and potentially seek marketing approval for, our current and future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Further, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We had cash, cash equivalents, and marketable securities of approximately $274.7 million as of September 30, 2026. We believe that these funds will be sufficient to fund our planned operating expenses to the end of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our current capital resources sooner than we currently expect. While, as of September 30, 2026, holders have exercised Pre-Funded Warrants to purchase 23,890,500 shares of common stock, we cannot predict whether any additional Pre-Funded Warrants or any Class A Warrants or Class B Warrants issued in the 2025 Offering will be exercised and, therefore, have not included any anticipated proceeds from the potential exercise of these warrants in our estimate of our cash runway.
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
•the success of our ongoing collaborations, including the achievement of milestones or occurrence of other developments that trigger payments under any existing or additional collaboration agreements that we may obtain;
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
In addition, as a biopharmaceutical company, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown challenges. We will need to transition at some point from a company with a research and development focus to a company capable of supporting late-stage development and commercial activities and we may not be successful in making that transition.
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
While we have conducted early-stage clinical trials, at this time, we have not yet completed a late-stage or registrational clinical trial of any product candidate. The results from our preclinical studies may not be predictive of the results we may see in our clinical trials, as our product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
It is difficult for us to predict the time and cost of developing our novel product candidates and we cannot predict whether the application of our TORPEDO platform, or any similar or competitive protein degradation platforms, will result in the development of product candidates that may receive marketing approval. Any development problems we experience in the future related to our TORPEDO platform or any of our research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing any current or future preclinical studies or clinical trials, as well as from commercializing any product candidates we may develop on a timely or profitable basis, if at all.
Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval, and commercialization. Further, the results of preclinical studies may not be predictive of future results in later studies or trials and initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
Before obtaining regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. This testing is expensive and can take many years to complete. Further, the outcome of these activities is inherently uncertain, as failure can occur at any time during the clinical development process. Because our product candidates are in an early stage of development, there is a high risk of failure. In addition, because targeted protein degraders are a relatively new class of product candidates, any failures or adverse outcomes in preclinical or clinical testing seen by other developers in this class could materially impact the success of our programs. We may never succeed in developing marketable products.
It is also possible that the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective or safe in subsequent clinical trials. The results of our completed or ongoing clinical trials may not be predictive of the results of further clinical trials of these product candidates or any other product candidates or sufficient to support further development. Testing on animals occurs under different conditions than testing in humans and, therefore, the results of animal studies may not accurately predict human experience.
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
Additionally, we have conducted, and we plan to continue to conduct, our early-stage clinical trials for our product candidates as "open-label" clinical trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Open-label clinical trials often test only the investigational product and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware of whether they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias,” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.
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
The conclusions and analyses drawn from announced or published interim, top-line, or preliminary data from our clinical trials from time to time may change as more patient data become available. Further, all interim, top-line, or preliminary data that we provide remains subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we have published, and may in the future publish, interim, top-line, or preliminary data from our clinical trials. Interim data from clinical trials that we may conduct are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In addition, preliminary or top-line data also remains subject to audit and verification procedures that may result in the final data being different, potentially in material ways, from the preliminary data we previously announced or published. As a result, interim, top-line, and preliminary data should be viewed with caution until final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation, business, financial condition, results of operations, and prospects.
Drug development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
While we have commenced clinical trials of several product candidates (either directly or through our partner, Betta Pharma), the risk of failure for all of our current and future product candidates, whether in the discovery or clinical development stage, remains high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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
•delays in reaching, or the failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or clinical research organizations, or CROs;
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
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; and
•disruptions caused by any global health epidemics or global instability, which may increase the likelihood that we encounter certain of these difficulties or cause other delays in initiating, enrolling, conducting, or completing our planned clinical trials.

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
Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. While we have commenced clinical trials of several product candidates and our collaborator Betta Pharma has commenced a clinical trial of another of our product candidates, we do not know whether any of our (or our collaborator's) other future clinical trials will begin as planned or if any ongoing or future clinical trials will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.
Further, cancer therapies sometimes are characterized as first-line, second-line or third-line. The FDA often approves new oncology therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually systemic anti-cancer therapy (e.g., chemotherapy), surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second-line and third-line therapies are administered to patients when prior therapy has been shown to not be effective. Our ongoing and planned early-stage clinical trials will be with patients who have received one or more prior treatments and we expect that we would initially seek regulatory approval of our lead product candidates as second-line or later therapy. Subsequently, for those products that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval potentially as a second-line and potentially first-line therapy, but there is no guarantee that any of our products, even if approved as a second-, third-, or subsequent line of therapy, would subsequently be approved for an earlier line of therapy. Further, it is possible that, prior to seeking and/or receiving any approvals for our product candidates in earlier lines of treatment, we may have to conduct additional clinical trials.
If serious adverse events, undesirable side effects or unexpected characteristics or results are identified during the development of any product candidates we may develop, we may need to modify, abandon, or limit our further clinical development of those product candidates.
Our product candidates are in an early stage of development. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. Any of the product candidates developed through our TORPEDO platform may cause undesirable side effects, which could arise at any time during preclinical or clinical development.
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
•the proximity and availability of clinical trial sites for prospective patients; and
•the impact of any global health epidemics or global instability, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials or by interfering with patients’ ability to return to the clinical trial site for required monitoring, procedures, or follow-up.
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
If we are unable to advance through clinical development, develop, obtain regulatory approval for and commercialize our current and future product candidates or experience significant delays in doing so, our business may be materially harmed.
We are a clinical-stage biotechnology company and, while our lead product candidate, cemsidomide, and CFT8919 are in clinical trials, our other potential product candidates are currently in the discovery stage. As a result, the risk of failure of such product candidates is high. We have invested substantially all of our research and development efforts and associated financial resources into building our TORPEDO platform and identifying and conducting preclinical and early clinical development of our current product candidates. Our ability to generate revenue from product sales, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:
•sufficiency of our financial and other resources;
•successful and timely initiation and completion of clinical trials;
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
Relative to companies that are more established than we are or that have a larger footprint than we do, we have limited experience as a company in completing preclinical studies to enable the filing of INDs, submitting INDs or commencing, enrolling, and conducting clinical trials.
Our experience as a company in completing IND-enabling preclinical studies comes from our work in commencing clinical development of our product candidates. While this work represents a substantial amount of progress, and we have successfully received IND clearance and initiated a number of early-stage clinical trials, we still have relatively limited experience as a company in commencing, enrolling, and conducting clinical trials, particularly late-stage clinical trials, compared to companies with a larger footprint. In part because of this limited experience, while we continue to make strides in advancing our clinical trials, we cannot be certain that our ongoing or planned clinical trials will begin, enroll, or be completed on time, if at all. Additionally, even if the applicable regulatory authorities agree with the design and implementation of the clinical trials set forth in our INDs upon initial IND submission, we cannot guarantee that those regulatory authorities will not change their requirements in the future or that we will ultimately receive approval for the respective product candidate. These considerations apply to previously submitted INDs described above, additional INDs that we may submit in the future and also to new clinical trials we may submit as amendments to existing or new INDs.
Further, large-scale or late-stage clinical trials require significant additional financial and management resources and reliance on third-party clinical investigators, CROs, and consultants. We have engaged CROs to help lead our early-stage clinical trials and expect to continue to do so for our later-stage clinical trials. Relying on third-party clinical investigators, CROs and consultants may cause us to encounter delays that are outside of our control and exposes us to a risk that they may not adequately adhere to study or trial protocols or comply with applicable regulations, including good laboratory practices or good clinical practices, or GCP, as required for any studies or trials we plan to submit to regulatory authorities. We may also be unable to identify and contract with sufficient investigators, CROs, and consultants on a timely basis or at all, and we may also determine and have in the past determined after a clinical trial has commenced that a change in CRO is warranted. There can be no assurance that we will be able to negotiate, enter into, and maintain appropriate contractual arrangements with our current or potential future CROs, if and when necessary for our other product candidates, on terms that are acceptable to us on a timely basis, or at all.
Our ability to use our net operating loss carryforwards and research and development tax credit carryforwards may be limited.
As of December 31, 2025, we had $359.6 million of federal net operating loss carryforwards and $474.9 million gross in U.S. state net operating loss carryforwards, portions of which expire at various dates through 2045. Under current law, federal net operating losses generated in tax years beginning after 2017, if any, will not expire and may be carried forward indefinitely, but our ability to deduct such federal net operating losses in tax years beginning after December 31, 2021 will be limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code). It is uncertain if and to what extent various states will conform to the federal tax laws. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
As of December 31, 2025, we also had U.S. federal and state research and development tax credit carryforwards of $18.8 million and $9.2 million, respectively, which expire at various dates through 2045. These tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities.
In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In 2021, we completed a study of ownership changes from inception through December 31, 2020, which concluded that we experienced ownership changes as defined by Section 382 of the Code. However, there were no net operating loss carryforwards that were limited or expired unused. We have not updated the study to assess whether a change of ownership has occurred following the period covered by the 2021 study. We may have experienced additional ownership changes that have not been identified that could result in the expiration of our net operating loss and tax credit carryforwards before utilization and we may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, that will harm our future operating results by effectively increasing our future tax obligations.

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
Because we have limited financial and managerial resources, we have focused our product candidates on specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or decide to discontinue our investment in one or more programs. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We or our collaborators may develop our product candidates in combination with other drugs. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs, revoke their approval of these other drugs or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our product candidates.
Based on the study design for our early-stage clinical trials, once a recommended dose is identified for our product candidate, we have evaluated, or plan to evaluate, our product candidate(s) in combination with one or more other medicines. We did not develop or obtain marketing approval for, nor do we manufacture or sell, any of the currently approved drugs that we may study in combination with our product candidates. If the FDA or similar regulatory authorities outside of the United States revoke their approval of the drug or drugs that we intend to deliver in combination with our product candidates, we will not be able to market our product candidates in combination with those revoked drugs.
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
Risks related to dependence on third parties
We currently rely on, and expect to continue to rely on, third parties to conduct our current and future clinical trials and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of our clinical trials or failing to comply with contractual obligations, regulatory requirements, or our clinical protocols.
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
Further, these CROs or sites may have relationships with other entities, some of which may be our peers or competitors. If the CROs or sites with whom we work do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. If we are unable to rely on clinical trial data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of clinical trials we conduct. Our failure or the failure of these third parties to comply with applicable regulatory requirements or our stated protocols could also subject us to enforcement action. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on contract manufacturing organizations, or CMOs, for both drug substance and finished drug product. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or that we will not have the quantities we desire or require at an acceptable cost or quality, which could delay, prevent, or impair our development or commercialization efforts, including where a pre-approval inspection or an inspection of manufacturing sites is required and the FDA is unable to complete those required inspections during the review period for any reason.
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
In addition, as we advance our product candidates into later-stage clinical trials and plan for the potential commercialization of our product candidates, we may determine that it is necessary or appropriate to bring on additional suppliers of drug product and/or drug substance, which could result in changes to the manufacturing processes for our product candidates and may require us to provide additional information to regulatory authorities. If we were to bring on additional CMOs for our product candidates, we may also be required to demonstrate analytical comparability and/or conduct additional bridging studies or trials, all of which would require additional time and expense.
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
We have the following ongoing collaborations and license arrangements involving our research and development programs:
•the 2018 Roche Agreement, with collaboration activities ongoing as to two targets;
•the Roche DAC Agreement, for the discovery, development and commercialization of DACs as to two initial undisclosed targets, with an option for Roche to identify a third target;
•the MKDG Agreement, as to which there is currently one active collaboration target; and
•the Betta Pharma License Agreement under which Betta Pharma received an exclusive license for the development, manufacturing and commercialization of CFT8919 in Greater China.
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
Our current product candidates target cancer, but cancer therapies are sometimes characterized as first-line, second-line, third-line, or subsequent line and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first-line therapy – usually chemotherapy, antibody drugs, tumor-targeted small molecules, immunotherapy, hormone therapy, radiation therapy, surgery, other targeted therapies, or a combination of these therapies – proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third-line therapies can include chemotherapy, antibody drugs and small-molecule tumor-targeted therapies, more invasive forms of surgery, and new technologies. We expect initially to seek approval of our lead product candidates in most instances as a later-line therapy, for use in patients with relapsed or refractory cancer. Subsequently, for those products that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second-line therapy and potentially as a first-line therapy, but there is no guarantee that any of our products, even if approved as a second- or third- or subsequent line of therapy, would subsequently be approved for an earlier line of therapy. Further, it is possible that, prior to seeking and/or receiving any approvals for our product candidates in earlier lines of treatment, we might have to conduct additional clinical trials.
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
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Multiple recent executive actions have signaled the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:
•In May 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services, or HHS, to identify and communicate most-favored-nation, or MFN, price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signaled potential further action against manufacturers that fail to offer MFN pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. The administration has entered into voluntary MFN pricing agreements with several of the largest pharmaceutical manufacturers, generally in exchange for a three-year deferral of Section 232 pharmaceutical tariffs. In February 2026, the administration launched the TrumpRx.gov direct-to-consumer platform enabling patients to purchase certain medications at MFN-aligned prices, and in April 2026 the President issued a further executive order linking tariff relief and other benefits to manufacturers' entry into MFN pricing and domestic manufacturing agreements, with tariff consequences for manufacturers that decline to do so. The administration continues to signal potential further action against manufacturers that do not offer MFN pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers.
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
•In December 2025, the Centers for Medicare & Medicaid Services, or CMS, an agency within HHS, proposed two mandatory Medicare rebate models tying manufacturer rebates to international price benchmarks: the GLOBE Model for Part B drugs and the GUARD Model for Part D drugs. The final rule for the GUARD Model (proposed effective January 1, 2027) is pending review by the Office of Management and Budget but CMS finalized its rule for the GLOBE Model in September 2026. Beginning in January 2027, the GLOBE Model will employ an alternative method for calculating Part B drug inflation rebate amounts for certain drugs and biological products, using international drug pricing information to identify a benchmark that reflects prices paid in a set of economically comparable countries. CMS also launched the voluntary GENEROUS model, under which manufacturers may offer MFN-aligned supplemental rebates to state Medicaid programs. If any of our product candidates are approved and become subject to GLOBE, GUARD, or similar mandatory rebate methodologies, our revenue from such products could be materially reduced.
Further, the Medicare Drug Price Negotiation Program, administered by CMS as part of the IRA, may apply to our products if they are selected for negotiation, which could materially reduce the amount of revenue we can generate from our products if they are approved. Prior to the enactment of the OBBBA, orphan drugs were exempt from Medicare price negotiation under the IRA only if they had received a single orphan designation and were approved solely for the corresponding rare disease or condition. The OBBBA amended this exemption to apply more broadly to provide that any orphan-designated drug is exempt from price negotiation, regardless of the number of orphan designations it has received, provided the drug’s approved indications are exclusively for those rare diseases. The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our future product candidates or business is unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our potential for revenue and our commercial prospects.
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
Changes in patent laws or patent jurisprudence could diminish the value of our patents in general or increase the number of third-party challenges to our patents, thereby impairing our ability to protect our product candidates.
Patent reform legislation and evolving jurisprudence could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, made significant changes to U.S. patent law, including changes affecting patent prosecution and patent litigation, and the first-inventor-to-file provisions of the Leahy-Smith Act became effective on March 16, 2013. These changes require us to act promptly during the period from invention to filing of a patent application because a third party could file a patent application before us that may block our patent filing. However, even with the intention to act promptly, circumstances could prevent us from promptly filing or prosecuting patent applications on our inventions. The Leahy-Smith Act also enlarged the scope of disclosures that qualify as prior art, which can impact our ability to obtain patent protection for an invention.
The Leahy-Smith Act also created new procedures under which third parties may challenge issued patents in the United States, including post-grant review, inter partes review and derivation proceedings, all of which are adversarial proceedings conducted at the U.S. Patent and Trademark Office, or USPTO. For patents with a priority date of March 16, 2013 or later (which is the case for all of our patent filings), third parties may seek post-grant review during the nine-month period after issuance of the patent, and may seek inter partes review thereafter. These proceedings apply standards of review that differ from federal court litigation and can result in cancellation of some or all claims in a patent. In addition, changes in USPTO rules and court decisions, including with respect to claim construction and standards applied in these proceedings, may affect the outcomes of challenges. If any of our patents are challenged in a proceeding of this nature, we may not be successful in defending the challenged patent, which could result in our losing rights under the challenged patent in whole or in part and could adversely affect our business, financial condition, results of operations and prospects.
We may become involved in lawsuits or other proceedings to protect or enforce our patents, the patents of our licensors or collaborators or other intellectual property, or to defend against challenges, which could be expensive, time-consuming and unsuccessful.
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
We may become party to or threatened with adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including proceedings before the USPTO (such as derivation, reexamination, post-grant review, inter partes review, or interference proceedings) and oppositions, revocations, invalidity actions and other comparable proceedings in foreign jurisdictions. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. Because patent applications can take many years to issue, there may be currently pending patent applications that later issue as patents that our product candidates may infringe, and we may currently be unaware of relevant third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. In addition, third parties may obtain patents in the future and claim that our product candidates or use of our technologies infringes upon these patents.
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
A number of other companies, as well as universities and other organizations, file and obtain patents in the same areas as our product candidates, which are targeted protein degraders, or our platform technologies, and these patent filings could be asserted against us or our collaborators in the future, which could adversely affect our business and, if successful, could lead to expensive litigation, affect the profitability of any future products and/or prohibit the sale or use of our product candidates or any future products.

Our MonoDAC and BiDAC product candidates are small-molecule pharmaceuticals, which degrade specific proteins. A number of biotechnology and pharmaceutical companies, as well as academic institutions, are already working in the TPD field and developing degradation-based therapies and the number entering this space continues to increase. These companies and institutions have patent applications and issued patents in the general TPD field and for various degradation-based therapies. If any such third party were to assert that its patents are infringed by any product candidate or potential future product we may develop, or by their manufacture or use, we or our collaborators may be drawn into expensive and time-consuming litigation, which could adversely affect our business prospects, financial condition and results of operations, and distract members of our management team and employees at large. Further, if litigation of this nature were successful, it could have a material and adverse effect on the profitability of our potential future products or prohibit their sale.

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
Our product candidates, if approved, will be subject to The Drug Price Competition and Patent Term Restoration Act of 1984, which is also referred to as the Hatch-Waxman Act, in the United States, which can increase the risk of litigation with generic companies trying to sell generic versions of our potential future products, may cause us to lose patent protection, and could adversely affect the exclusivity of any approved products.
Because our product candidates are pharmaceutical molecules that will be reviewed by the FDA's Center for Drug Evaluation and Research, if and when approved, they will be subject in the United States to the patent listing and litigation framework of the Hatch-Waxman Act, as amended to date, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell a generic version of our drug using bioequivalence data only. Under the Hatch-Waxman Act, we will list patents that cover our drug products, if approved, or their respective approved methods of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the Orange Book.
There are detailed rules and requirements regarding which patents may be listed in the Orange Book, and we may be unable to obtain patents that satisfy the requirements. Even if we submit a patent for listing, the FDA may decline to list it, or a generic drug manufacturer, the U.S. Federal Trade Commission, or FTC, or another entity may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a generic drug manufacturer may be able to seek approval without needing to provide advance notice to us with respect to any unlisted patent in connection with any ANDA filed with the FDA to obtain permission to sell a generic version of that product candidate.
In the United States, the FDA may grant five years of data exclusivity for new chemical entities, or NCEs, which are drugs that contain no active portion that has been approved by the FDA in any other new drug application, or NDA. We expect that all of our potential future products will qualify as NCEs; however, the FDA will not conduct an assessment for NCE status until it is reviewing a marketing application for that drug. A generic company can submit an ANDA to the FDA four years after approval of any of our drug products designated as an NCE. An ANDA filing is considered a technical act of patent infringement and can include certifications that the generic company will wait until the natural expiration date of our Orange Book listed patents to sell a generic version of our product or that one or more of our listed patents are invalid, unenforceable, or not infringed. If the generic company elects the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. Such litigation is costly, time-consuming, and uncertain, may involve multiple generic challengers, and could result in earlier generic entry, loss of exclusivity, or outcomes that adversely affect the strength, validity, or enforceability of our patents and affect our potential revenue. We may also determine that it is necessary to settle these types of lawsuits in a manner that allows the generic company to enter our market prior to the expiration of our patents or otherwise in a manner that may have similar adverse effects on our patents and potential revenue.
Pharmaceutical companies are subject to intense review by the FTC and comparable agencies in other countries regarding how they conduct or settle patent litigation with generic companies, and we may face similar scrutiny that could result in fines, penalties or loss of rights.
The FTC has filed lawsuits in federal court to challenge ANDA litigation settlements between innovator and generic companies as anti-competitive. The FTC has taken the position that transfers of value in connection with a settlement, whether monetary or not monetary, may constitute an improper "reverse payment" in some circumstances, including agreements relating to the timing of an authorized generic launch.
In 2013, the U.S. Supreme Court's decision in FTC v. Actavis, Inc. held that certain reverse payment settlements can potentially violate antitrust laws and are subject to the standard antitrust rule-of-reason analysis, with the burden of proving that an agreement is unlawful on the FTC. The Supreme Court identified considerations relevant to that analysis, including potential adverse effects on competition, the justification for any payment or transfer of value, the patentee's ability to bring about anti-competitive harm, whether the size of any payment may serve as a surrogate for the patent's weakness, and whether antitrust scrutiny would unduly discourage settlement.
If we face drug patent litigation, including Hatch-Waxman litigation, the FTC or other regulators may challenge our conduct or any potential settlement, which could affect if and how we resolve disputes and could result in significant expense, penalties or other adverse outcomes. In addition, settlements, if any, could also be challenged by third-party payors such as insurance companies, direct purchasers or others who consider themselves adversely affected by a settlement through follow-on litigation, including class actions, which can be expensive and protracted. If we were to face lawsuits of this nature, we may not be successful in defeating these claims and we may, therefore, be subject to substantial payment obligations, which we may not be able to satisfy in whole or in part.
We may not be able to obtain patent term extension under the Hatch-Waxman Act and, as a result, our product candidates, if approved, may not have patent protection for a sufficient period.
In the United States, the Hatch-Waxman Act permits one patent term extension of up to five years beyond the normal expiration of one patent per product, which if related to a method of treatment patent, is limited to the approved indication. The extension is typically calculated based on the clinical trial and FDA review periods, subject to statutory limits, including a cap such that the extended term generally may not exceed 14 years from the date of product approval.
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
Weakening patent laws and enforcement by courts in the United States and changes in the legal landscape may impact our ability to protect our technology, product candidates, future products, and competitive position.
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
In addition, enforcement and validity challenges in foreign jurisdictions can present additional uncertainty, difficulties and cost. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting the subject matter of our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. For example, we could become a party to foreign opposition proceedings, such as at the European Patent Office, or patent litigation and other proceedings in a foreign court. If so, uncertainties resulting from the initiation and continuation of such proceedings could have an adverse effect on our ability to compete in the marketplace. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.
We may be subject to claims by third parties asserting that we, our employees, consultants or contractors have misappropriated a third party’s intellectual property or claiming ownership of what we regard as our own intellectual property.
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
Periodic maintenance fees on issued patents are due to be paid to the USPTO and annuity fees are due to be paid to foreign patent offices at various times over the life of a patent application and any resulting patent. Patent offices also impose numerous procedural, documentary, fee payment, and other requirements during patent prosecution. While an inadvertent lapse can sometimes be cured by payment of late fees or other measures under applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in a jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we experience abandonment or lapse, competitors may be able to enter the market, which would adversely affect our business.
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
Approval by the FDA in the United States, or any health regulatory authority in any jurisdiction, does not ensure approval by regulatory authorities in other countries or jurisdictions, and the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, the data from clinical trials conducted in one country may not be accepted by regulatory authorities in other countries.
Approval processes and regulatory requirements vary among countries and can involve additional product testing and validation, and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials, which could be costly and time consuming. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience as a company in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Even if we receive regulatory approval of any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of post-marketing safety, efficacy and other information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, the FDA and comparable foreign regulatory authorities may impose additional requirements or limitations based on information we submit, such as requiring us to conduct post-approval studies in special populations that are difficult to conduct or complete. We will also be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.
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
•fines, warning letters, FDA Form 483 observations, or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention or refusal to permit the import or export of our product; and
•injunctions or the imposition of civil or criminal penalties.
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
Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such a designation. In any event, although Breakthrough Therapy designation is designed to expedite the development and review of drugs that receive such designation, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA of a product candidate. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for our lead product candidates and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designations.
A Fast Track designation by the FDA, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
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
In August 2021, the FDA granted Orphan Drug Designation to cemsidomide for the treatment of MM. We may seek Orphan Drug Designation for one or more of our other current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant an Orphan Drug Designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. In the United States, receipt of an Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Although Orphan Drug Designation is intended to incentivize drug development for rare diseases or conditions, Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, while receipt of Orphan Drug Designation may result in a waiver of any obligation by the FDA to conduct studies in pediatric populations, such waiver may not apply to oncology drugs.
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
We may also seek Orphan Drug Designations for some or all of our other current or future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain an Orphan Drug Designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, even if we seek Orphan Drug Designation for other product candidates, we may never receive these designations. For example, the FDA has expressed concerns regarding the regulatory considerations for Orphan Drug Designation as applied to tissue agnostic therapies and the FDA may interpret the Federal Food Drug and Cosmetic Act, or FDCA, and its orphan drug regulations, in a way that limits or blocks our ability to obtain an Orphan Drug Designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.
* We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval pathway or under other voucher programs that are or may become available. These pathways may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing approval. Further, reliance on a single-arm clinical trial for a product candidate may be insufficient to obtain accelerated approval.
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
Under the Food and Drug Omnibus Reform Act, commonly referred to as FDORA, the FDA is permitted to require that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date accelerated approval is granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of these studies, including progress towards enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such activities in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug's predicted clinical benefit; and to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. More recently, the FDA has issued draft guidance describing how it will interpret whether a confirmatory trial is “underway” for accelerated approval purposes, including factors it intends to consider in assessing whether a confirmatory trial is sufficiently underway.
Our clinical development strategy for certain product candidates, including cemsidomide, may contemplate, in whole or in part, the generation of efficacy and safety data from a single‑arm clinical trial, including a trial designed to evaluate intermediate or surrogate endpoints (such as objective response rate) that may be used in support of accelerated approval. The FDA has stated—consistent with its draft guidance for oncology accelerated approvals—that a randomized controlled trial is often the preferred approach because it provides a more robust efficacy and safety assessment and allows direct comparison to available therapy. While single-arm trials may be used to support accelerated approval, the FDA has identified limitations of single‑arm designs, including small safety databases, difficulty relying on cross‑trial historical comparisons, and challenges demonstrating the differential “contribution of effect” for each component of combination regimens.
If the FDA determines that our single‑arm trial(s) do not support accelerated approval or are otherwise inadequate, this could delay or prevent approval, reduce the commercial opportunity, require additional financing, or lead to a decision to discontinue development. If accelerated approval is granted, failure to complete confirmatory trials on required timelines, or failure of confirmatory trials to verify clinical benefit, could result in labeling restrictions, post‑marketing requirements, reputational harm, or withdrawal of approval. In addition, receiving accelerated approval does not assure the product’s accelerated approval will eventually be converted to a traditional approval. Any of these circumstances could materially and adversely affect our business, results of operations, and prospects.

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
Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies, including as a result of government shutdowns, such as the one that occurred most recently in October 2025, workforce furloughs, reductions in force and significant organizational changes, may slow the time necessary for review and approval (including any applications we may file with respect to our current and future product candidates), which could adversely affect our business. Changes and cuts in FDA staffing have been reported as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or marketing applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. These funding and staffing changes at the FDA, SEC or other regulatory agencies may delay review of our submissions or public filings, which in turn could negatively impact our business or operations.
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
Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for our products and related treatments will be available from third-party payors. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved or will be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. A decision by a third-party payor not to cover or not to separately reimburse for our medical products or therapies using our products could reduce physician utilization of our products once approved.
We cannot be sure that coverage and reimbursement in the United States and other countries will be available for our current or future product candidates or for any procedures using our current or future product candidates, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.
In the United States, no uniform policy for coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for our products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. The principal decisions about reimbursement for new medicines in the United States are typically made by the CMS. CMS will decide whether and to what extent our products will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors considered by payors in determining reimbursement are based on whether the product is:
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
Most healthcare providers in the United States, including research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We could be subject to civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner not authorized or permitted by HIPAA. We may also be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is broader than the health information protected by HIPAA. Failing to keep personal information secure may lead to claims or liability under HIPAA, other applicable laws, or our contracts with HIPAA-covered entities and may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC’s guidance for securing consumers’ personal information is similar to what is required by HIPAA, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure compliance.
In the United States, more than 20 states have passed or proposed broad comprehensive privacy laws, which are similar but may differ in material ways, and may require additional investment in compliance programs, impact data collection strategies and the availability of previously useful data and potentially increase compliance costs or require changes in business practices and policies.
Further, the federal government and several states have restricted data transactions involving countries outside of the United States. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons prohibits transfers of certain data, including health data, genetic data, and biospecimens to countries of concern, including China. The rule also prohibits covered businesses from engaging in certain investment agreements, employment agreements or vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Violations of these laws and regulations may be punishable by criminal or civil sanctions, result in exclusion from participation in federal and state programs or restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.
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
As part of our continuous effort to be innovative and increase efficiency throughout our business, we employ artificial intelligence, or AI, and machine learning as a tool, including to assist in degrader discovery and optimization. While there are advantages to AI and machine learning, there are also inherent risks with its use, including risks related to accuracy, AI hallucinations, cybersecurity, data privacy, information technology, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could adversely affect our business. Moreover, the regulatory landscape surrounding the use of AI, both in the U.S. and abroad, is complex and continuously evolving. In the United States, a number of states have advanced laws focusing on AI governance and regulation. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence,” though states continue to act on AI regulation. In the European Union, the Artificial Intelligence Act recently passed, with further regulations expected to come. These new laws contribute to a complicated legislative patchwork and could subject us to increased compliance costs, and we may face costly enforcement actions or litigation in the event of any actual or perceived non-compliance. We may not be able to adequately mitigate the various risks we could face as a result of our use of AI, and this could adversely affect our business, financial condition, and operations.
Risks related to employee matters, managing growth, and operational matters
We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing, and other personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer,

Chief Scientific Officer, Chief Medical Officer, Chief Financial Officer, Chief People Officer, and Chief Business Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development, and harm our business. While we expect to engage in an orderly transition process if and when we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel, or loss of institutional knowledge.
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
Risks related to our common stock and other matters
Future sales and issuances of our common stock or rights to purchase common stock and issuances of common stock upon the exercise of outstanding warrants would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We may choose to raise additional capital in the future through the sale of shares or other securities convertible into shares, depending on market conditions, strategic considerations, and operational requirements. To the extent we raise additional capital in this manner, our stockholders will be diluted. For example, in November 2025, we filed a registration statement on Form S-3, or the 2025 Registration Statement, with the SEC that became effective on December 10, 2025 and registered the offering, issuance and sale of up to $400.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The 2025 Registration Statement included a sales agreement prospectus for the issuance and sale by us of up to $125.0 million of common stock from time to time in “at-the-market” offerings pursuant to our existing sales agreement with TD Securities (USA) LLC, or TD Cowen, as sales agent, or the ATM Program. For the nine months ended September 30, 2026, a total of 9,273,620 shares of our common stock had been sold under the ATM Program at a weighted-average price of $3.71 per share, which resulted in net proceeds of $33.5 million. There were no shares sold under the ATM Program during the three months ended September 30, 2026.
In addition, as of September 30, 2026, we had outstanding Class A Warrants exercisable for 50,608,500 shares of our common stock and Class B Warrants exercisable for 50,608,500 shares of our common stock, or collectively, the Class A and B Warrants, and Pre-Funded Warrants to purchase 4,823,000 shares of our common stock. The Pre-Funded Warrants may be exercised at any time after the date of issuance through either a nominal cash payment or a cashless exercise, at the holder’s election, until all of the Pre-Funded Warrants are exercised in full, according to a formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful additional funds upon the exercise of the Pre-Funded Warrants. If some or all of these Class A and B Warrants and the Pre-Funded Warrants are exercised, our stockholders could experience substantial dilution and such exercise may cause the market price of our stock to decline.

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
As of September 30, 2026, we had outstanding Class A Warrants exercisable for 50,608,500 shares of our common stock and Class B Warrants exercisable for 50,608,500 shares of our common stock. If all of these Class A and Class B Warrants were exercised for cash, we would receive an additional $224.7 million in gross proceeds from the 2025 Offering. However, the warrant holders are not currently obligated to exercise these warrants, which means that we may receive little to no additional proceeds notwithstanding our issuance of these warrants. Both the Class A and Class B Warrants have an exercise price of $2.22 per share of common stock (or $2.2199 per pre-funded warrant) and are exercisable at any time after the date of issuance. The Class A Warrants expire on the earlier of (i) 30 calendar days following the public release of nine-month median follow-up data from any expansion cohort in our ongoing Phase 1b trial of cemsidomide with elranatamab, or (ii) the fifth anniversary of the date of issuance. The Class B Warrants expire on the fifth anniversary of the date of issuance. The holders of these warrants are unlikely to exercise their warrants voluntarily unless our stock price is above the exercise price and we cannot provide any assurance that our stock price will meaningfully exceed the exercise price before the warrants expire. If our stock price remains at or below the exercise price, the warrants will likely expire unexercised, and we will not receive any additional funds from these warrants to support our clinical trials and operations.
While we have the right to mandatorily require exercise of the Class B Warrants, this right is subject to significant limitations. Specifically, we may only require the exercise of the Class B Warrants if the per share closing price of our common stock on The Nasdaq Global Select Market exceeds $6.66, subject to certain adjustments, or the Mandatory Exercise Price, on each of the ten consecutive trading days prior to our notice of mandatory exercise. The Mandatory Exercise Price is three times higher than the exercise price of the Class B Warrants and substantially above our current trading price. Given current market conditions and our stock performance, the closing price of our common stock may never reach and maintain the Mandatory Exercise Price for the requisite ten-day period. Consequently, we may never be able to compel exercise of the Class B Warrants.
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
The trading market for our common stock is and will continue to be influenced by the research and reports that industry or securities analysts publish about us, our business or the targeted protein degradation space. We do not have control over these analysts. There can be no assurance that existing analysts will continue to provide research coverage or that new analysts will begin to provide coverage. Although we have obtained analyst coverage, if any of the analysts who cover us were to issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and current or future clinical trials and results of operations fail to meet the expectations of any of these analysts, our stock price would likely decline. If one or more of these covering analysts were to cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.
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

The trading price of shares of our common stock has been and may continue to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and the market for smaller biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you acquired it. The market price for our common stock may be influenced by many factors, including:
•the degree of success of competitive products or technologies or changes in standard-of-care regimens;
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
Our executive officers, directors, and principal stockholders, if acting together, will have the ability to control or significantly influence matters submitted to stockholders for approval.
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
Pursuant to our amended and restated by-laws, as amended, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated by-laws; (iv) any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or amended and restated by-laws; or (v) any action asserting a claim governed by the internal affairs doctrine. We refer to this provision in our amended and restated by-laws as the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, as amended.
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
Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the United States imposed blanket tariffs on many imports to the United States and significantly higher so-called reciprocal tariffs applicable to imports from many countries. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the United States and other countries. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2026, we granted non-qualified stock options to purchase an aggregate of 162,880 shares of our common stock, or the Inducement Grant, to one employee in a transaction exempt from registration under Section 4(a)(2) of the Securities Act, with the Inducement Grant being made on August 10, 2026. The Inducement Grant was granted as an inducement material to the applicable individual accepting employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We received no cash proceeds and no commissions were paid to any person in connection with the issuance of the Inducement Grant.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
The following table describes, for the three months ended September 30, 2026, each trading arrangement for the purchase or sale of Company securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction, or written plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement” or (2) a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement (Nature of Trading Arrangement)	Duration of Trading Arrangement(1)	Aggregate Number of Securities Pursuant to Trading Arrangement

Kendra Adams (Chief Financial Officer, Head of Corporate Affairs)	Adoption (August 13, 2026)	Rule 10b5-1 trading arrangement (sale)	9/30/2027	156,173, plus an indeterminable number(2)

(1) Except as otherwise indicated, the trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales, (b) the date listed in this column or (c) the date the trading arrangement is otherwise terminated.
(2) Ms. Adams's Rule 10b5-1 Trading Plan provides for the sale of up to (i) 156,173 shares of common stock and (ii) an indeterminable number of shares of common stock from the settlement of RSUs. The number of shares of common stock in clause (ii) is indeterminable because the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company's common stock at the time of settlement and the number of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy the applicable tax withholding obligations.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	10/06/2020	3.1

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	DEF14A	001-39567	04/28/2023	A
3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39567	06/18/2025	3.1

3.4	Second Amended and Restated By-laws of the Registrant	S-1	333-248719	09/10/2020	3.5

3.5	Amendment No. 1 to Second Amended and Restated By-laws of C4 Therapeutics, Inc.	8-K	001-39567	04/10/2026	3.1
10.1†	Third Amendment to Amended and Restated License Agreement, dated August 14, 2026, by and among C4 Therapeutics, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex	Filed Herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
†    Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C4 THERAPEUTICS, INC.

Date: November 5, 2026	By:	/s/ Andrew J. Hirsch
Andrew J. Hirsch
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Kendra R. Adams
Kendra R. Adams
Chief Financial Officer, Head of Corporate Affairs, and Treasurer (Principal Financial Officer and Principal Accounting Officer)